Form 10-Q
period 1996-06-30
K SWISS INC
filed 1996-07-25
CIK 862480

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                  (Mark One)

 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- ---    Exchange Act of 1934
       For the period ended June 30, 1996
                            ----------------------------------------------------


                                       OR

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from ____________________to____________________
                        Commission File number 0-18490
                                               -------


                                 K-SWISS INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                         95-4265988
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)



20664 Bahama Street, Chatsworth, CA                                       91311
- --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)


                                 818-998-3388
- --------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes   X    No
                                                                -----     -----



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding at July 24, 1996:

                              Class A  4,085,851
                              Class B  2,495,572

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- ------

                                  K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)


                                                       June 30,   December 31,
                                                         1996         1995
                                                       --------   ------------
                                                      (Unaudited)
               ASSETS

CURRENT ASSETS
 Cash and cash equivalents                             $ 41,407       $ 31,431
 Accounts receivable, less allowance for doubtful
  accounts of $682 and $873 as of June 30, 1996
  and December 31, 1995, respectively                    19,064         14,764
 Inventories                                             30,037         41,203
 Prepaid expenses                                         1,160          1,197
 Deferred taxes                                           4,563          4,191
                                                       --------       --------
   Total current assets                                  96,231         92,786
PROPERTY, PLANT AND EQUIPMENT, net                        3,500          3,570
OTHER ASSETS
 Intangible assets                                        5,136          5,096
 Other                                                      856            926
                                                       --------       --------
                                                          5,992          6,022
                                                       --------       --------
                                                       $105,723       $102,378
                                                       ========       ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank lines of credit                                $   535        $   371
   Current maturities of capital lease obligations
      and subordinated debentures                          205             43
   Trade accounts payable                                4,159          4,529
   Accrued liabilities                                   5,918          4,660
                                                       -------        -------
           Total current liabilities                    10,817          9,603
CAPITAL LEASE OBLIGATIONS                                    5              6
SUBORDINATED DEBENTURES                                    300            500
DEFERRED TAXES                                           8,910          8,200
STOCKHOLDERS' EQUITY
   Preferred Stock-authorized 2,000,000 shares of
     $.01 par value; none issued and outstanding             -              -
   Common Stock:
   Class A-authorized 18,000,000 shares of $.01 par
       value; issued and outstanding 4,085,851 shares
       at June 30, 1996 and December 31, 1995               41             41
   Class B-authorized 10,000,000 shares of $.01 par
       value; issued and outstanding 2,495,572 shares
       at June 30, 1996 and December 31, 1995               25             25
   Additional paid-in capital                           25,088         25,088
   Retained earnings                                    60,592         59,460
   Foreign currency translation                            (55)          (545)
                                                      --------       --------
                                                        85,691         84,069
                                                      --------       --------
                                                      $105,723       $102,378
                                                      ========       ========

        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                  (Unaudited)


                                                       SIX MONTHS                    THREE MONTHS
                                                      ENDED JUNE 30,                 ENDED JUNE 30,
                                                 ----------------------          ----------------------
                                                 1996              1995          1996              1995
                                                 ----              ----          ----              ----
Revenues                                         $60,384          $72,492        $26,019        $29,731
Cost of goods sold                                40,199           43,951         18,279         18,214
                                                 -------          -------        -------        -------
Gross profit                                      20,185           28,541          7,740         11,517
Selling, general and administrative
  expenses                                        17,267           19,564          8,091          9,148
                                                 -------          -------        -------        -------
   Operating profit (loss)                         2,918            8,977           (351)         2,369
Interest income, net                                 576              240            212            133
                                                 -------          -------        -------        -------
   Earnings (loss) before income taxes             3,494            9,217           (139)         2,502
Income tax expense                                 2,098            3,683            592            999
                                                 -------          -------        -------        -------
   NET EARNINGS (LOSS)                           $ 1,396          $ 5,534        $  (731)       $ 1,503
                                                 =======          =======        =======        =======

Earnings (loss) per share                        $   .21          $   .83        $  (.11)       $   .23
                                                 =======          =======        =======        =======
Weighted average common and common
    equivalent shares outstanding                  6,593            6,671          6,581          6,634




        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                  (Unaudited)



                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     ----------------------------
                                                                                       1996                1995
                                                                                     --------            --------
Net cash provided by operating activities                                            $10,733             $ 7,047
Cash flows from investing activities:
  Cash paid for acquisition of certain assets and rights of Robey Sportswear            (436)                  -
  Proceeds from maturity of investment securities                                          -               5,102
  Purchase of property, plant and equipment                                             (270)               (225)
                                                                                     -------             -------
    Net cash (used in) provided by investing activities                                 (706)              4,877
Cash flows from financing activities:
  Net borrowings (repayments) under the bank lines of credit and capital leases          123              (2,454)
  Proceeds from stock options exercised                                                    -                  55
  Income tax benefit of options exercised                                                  -                   9
  Payment of dividends                                                                  (264)               (264)
                                                                                     -------             -------
    Net cash used in financing activities                                               (141)             (2,654)
Effect of exchange rate changes on cash                                                   90                (110)
                                                                                     -------             -------
         Net increase in cash and cash equivalents                                     9,976               9,160
Cash and cash equivalents at beginning of period                                      31,431              10,717
                                                                                     -------             -------
Cash and cash equivalents at end of period                                           $41,407             $19,877
                                                                                     =======             =======



       The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of June 30, 1996 and the results of its operations and its cash flows for the six and three months ended June 30, 1996 and 1995. The results of operations and cash flows for the six and three months ended June 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995.

2. The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). In December 1995, the IRS issued its report proposing additional taxes of approximately $3,850,000 plus penalties and interest. The Company is appealing the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993 and 1994 are currently in preliminary stages of examination by the IRS. Although no assurance can be given regarding the outcome of such examinations, the Company believes that any taxes which might become payable as a result of the proposed assessments for tax years 1990, 1991 and 1992 as well as any reasonably forseeable assessments for tax years 1993 and 1994 would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Therefore, management believes that resolution of the IRS examinations should not have a material adverse impact on the Company's financial position and results of operations.

ITEM 2.
- ------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of operations relative to revenues.

                                            SIX MONTHS        THREE MONTHS
                                          ENDED JUNE 30,     ENDED JUNE 30,
                                         ----------------   ----------------
                                          1996      1995     1996      1995
                                         -------   ------   -------   ------

Revenues                                  100.0%   100.0%    100.0%   100.0%
Cost of goods sold                         66.6     60.6      70.2     61.3
Gross profit                               33.4     39.4      29.8     38.7
Selling, general and administrative
  expenses                                 28.6     27.0      31.1     30.7
Interest income, net                        1.0      0.3       0.8      0.4
Earnings (loss) before income taxes         5.8     12.7      (0.5)     8.4
Income tax expense                          3.5      5.1       2.3      3.3
Net earnings (loss)                         2.3      7.6      (2.8)     5.1


Revenues decreased to $26,019,000 for the quarter ended June 30, 1996 from $29,731,000 for the quarter ended June 30, 1995, a decrease of $3,712,000 or 12.5%. Revenues decreased to $60,384,000 for the six months ended June 30, 1996 from $72,492,000 for the six months ended June 30, 1995, a decrease of $12,108,000 or 16.7%. This decrease resulted from a decrease in the volume of footwear sold to 1,181,000 pair for the quarter ended June 30, 1996 from 1,348,000 pair for the quarter ended June 30, 1995. The volume of footwear sold decreased to 2,608,000 pair for the six months ended June 30, 1996 from 3,302,000 pair for the six months ended June 30, 1995. The decrease in the volume of footwear sold for the quarter ended June 30, 1996 was primarily the result of decreased sales of the Classic and children's categories of shoes of 21.2%, and 15.8%, respectively, partially offset by an increase in the tennis/court category of shoes of 37.5%. The average wholesale price per pair decreased by 3.4% to $20.17 for the quarter ended June 30, 1996 from $20.88 for the quarter ended June 30, 1995. The average wholesale price per pair was $21.16 for the six months ended June 30, 1996 and $21.04 for the six months ended June 30, 1995. The decrease in the average wholesale price per pair for the quarter ended June 30, 1996, is primarily attributable to the change in the product and geographic mix of sales.

Domestic revenues decreased 20.7% to $18,090,000 for the quarter ended June 30, 1996 from $22,798,000 for the quarter ended June 30, 1995. Domestic revenues decreased 25.1% to $42,206,000 for the six months ended June 30, 1996 from $56,320,000 for the six months ended June 30, 1995. International revenues increased 14.4% to $7,929,000 for the quarter ended June 30, 1996 from $6,933,000 for the quarter ended June 30, 1995. International revenues increased 12.4% to $18,178,000 for the six months ended June 30, 1996 from $16,172,000 for the six months ended June 30, 1995. International revenues, as a percentage of total revenues, increased to 30.5% and 30.1% for the quarter and six months ended June 30, 1996 as compared with 23.3% and 22.3% for the quarter and six months ended June 30, 1995. International revenues increased due primarily to the sales of apparel made by the Company's newly acquired Netherlands' subsidiary.

Gross profit margins, as a percentage of revenues, decreased to 29.8% for the quarter ended June 30, 1996, from 38.7% for the quarter ended June 30, 1995. Gross profit margins, as a percentage of revenues, decreased to 33.4% from 39.4% for the six months ended June 30, 1996 and 1995, respectively. Gross profit margins decreased primarily due to an increase of $372,000 in the estimated inventory reserve to reduce the carrying value to net realizable value on certain styles of shoes in the Classic category. In addition, gross profit margins decreased primarily due to changes in the geographic and product mix of sales, including an increase in close-out sales.

Selling, general and administrative expenses decreased to $8,091,000 (31.1% of revenues) and $17,267,000 (28.6% of revenues) for the quarter and six months ended June 30, 1996, respectively, from $9,148,000 (30.7% of revenues) and $19,564,000 (27.0% of revenues) for the quarter and six months ended June 30, 1995, respectively, a decrease of $1,057,000 and $2,297,000 or 11.6% and 11.7%, respectively. The decreases in the amounts for the quarter and six months ended June 30, 1996 were primarily the result of a decrease in payroll and payroll costs, as well as increased bad debt expense recorded during the six months ended June 30, 1995, due to the unexpected bankruptcies of two of the Company's larger customers. In addition, reductions were made for potential contributions to the employee's profit sharing plan for the quarter ended June 30, 1996. For the six months ended June 30, 1996, the increase in selling, general and administrative expenses, as a percentage of sales, was primarily the result of an increase in direct advertisement and promotion activities.

Net interest income was $212,000 (0.8% of revenues) and $576,000 (1.0% of revenues) for the quarter and six months ended June 30, 1996, respectively, compared to $133,000 (0.4% of revenues) and $240,000 (0.3% of revenues) for the quarter and six months ended June 30, 1995, respectively, a change of $79,000 and $336,000 or 59.4% and 140.0%, respectively. For the quarter and six months ended June 30, 1996 as compared to the quarter and six months ended June 30, 1995, increases in net interest income was the result of higher average balances, partially offset by lower average rates, on commercial paper investments and lower average outstanding balances owed under the Company's revolving credit facilities. This increase was partially offset by interest expense recorded relating to taxes assessed as a result of a state income tax audit.

The Company's effective tax rate increased to 60.0% of earnings before income tax from 40.0% for the six months ended June 30, 1996 and 1995, respectively, due primarily to recording income taxes relating to a state income tax audit.

The Company recorded a net loss of $731,000 for the quarter ended June 30, 1996 and net earnings of $1,503,000 for the quarter ended June 30, 1995. Net earnings decreased 74.8% to $1,396,000 for the six months ended June 30, 1996 from $5,534,000 for the six months ended June 30, 1995. Net earnings for the quarter and six months ended June 30, 1996 included net losses of the Company's European operations of $910,000 and $767,000, respectively. Net earnings for the quarter and six months ended June 30, 1995 included net losses incurred by the Company's Canadian operations of $85,000 and $325,000, respectively, and net losses of the Company's European operations of $31,000 and $191,000, respectively. In January 1996, K-Swiss Canada adopted a voluntary liquidation program and an independent distributor was appointed to serve the Canadian market.

At June 30, 1996 and 1995, domestic footwear futures orders with start ship dates from July through December 1996 and 1995 were approximately $19,645,000 and $24,969,000, respectively. At June 30, 1996 and 1995, international footwear futures orders with start ship dates from July through December 1996 and 1995 were approximately $6,681,000 and $10,262,000, respectively.
"Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company generated cash of $10,733,000 and $7,047,000 from its operating activities during the six months ended June 30, 1996 and 1995, respectively. Cash provided by operations for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 varied primarily due to changes in accounts receivable, inventories, and accounts payable and accrued liabilities, as well as a decrease in net earnings.

The Company had a net outflow of cash from its investing activities for the six months ended June 30, 1996 due to the purchase of certain assets and rights of a small apparel brand where products are primarily sold in the Netherlands. The Company had a net inflow of cash from its investing activities for the six months ended June 30, 1995 due to the maturity of investment securities.

Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and anticipated sources of capital are sufficient to sustain its capital needs for the remainder of 1996.

In November 1995, the Company announced a share repurchase program whereby the Company may purchase, from time to time as market conditions warrant, up to $10,000,000 of its Class A Common Stock on the open market through December 1996. The Company adopted this program because it believes under appropriate circumstances repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. To date, the Company has not made any purchases under this program.

The Company's working capital increased $2,231,000 to $85,414,000 at June 30, 1996 from $83,183,000 at December 31, 1995.

                          PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings.
         -----------------

         None.

ITEM 2:  Changes in Securities.
         ---------------------

         None.

ITEM 3:  Defaults Upon Senior Securities.
         -------------------------------

         None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         (a)  The Annual Meeting of Stockholders was held May 23, 1996.
         (b) The following directors were elected to serve until the 1997 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

              Class A Directors            Class B Directors
              -----------------            -----------------
              Jonathan K. Layne            Steven Nichols
              Martyn Wilford               George Powlick
                                           Stanley Bernstein
                                           Lawrence Feldman
                                           Stephen Fine

         (c) Of the 3,738,268 shares of Class A Common Stock represented at the meeting, the Class A Directors named in (b) above were elected by the following votes:

                                                   No. Of Votes Received
                                               ------------------------------
                  Name                            For      Withheld Authority
              --------------                   ---------   ------------------
              Jonathan K. Layne                3,707,895        30,373
              Martyn Wilford                   3,708,595        29,673

              Of the 2,382,546 shares of Class B Common Stock represented at the meeting, the Class B Directors named in (b) above were elected by the following votes:


                                                   No. Of Votes Received
                                               ------------------------------
                  Name                            For      Withheld Authority
              --------------                   ---------   ------------------
              Steven Nichols                   23,825,460          -
              George Powlick                   23,825,460          -
              Stanley Bernstein                23,825,460          -
              Lawrence Feldman                 23,825,460          -
              Stephen Fine                     23,825,460          -

ITEM 5:   Other Information.
          -----------------

          None.

ITEM 6:   Exhibits and Reports on Form 8-K:
          --------------------------------

          (a) Exhibits

              11   Computation of Earnings Per Share.

              27   Financial Data Schedule.

          (b) Reports on Form 8-K
              There were no reports filed on Form 8-K during the second quarter of 1996.

                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              K-Swiss Inc.


Date: July 23, 1996                           By: /s/ George Powlick
                                                 -------------------------------
                                                   George Powlick,
                                                   Vice President Finance and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX
                                 --------------



Exhibit                                                 Page
- -------                                                 ----

11   Computation of Earnings Per Share.                 13

27   Financial Data Schedule.                           14