Form 10-Q
period 1996-09-30
K SWISS INC
filed 1996-10-24
CIK 862480

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   (Mark One)

 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
       Exchange Act of 1934
       For the period ended September 30, 1996
                            -----------------------------
                                       OR

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
---
       Exchange Act of 1934
       For the transition period from                    to
                                      -------------------  -------------------
                         Commission File number 0-18490
                                                -------

                                 K-SWISS INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                             95-4265988
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

20664 Bahama Street, Chatsworth, CA                                       91311
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)

                                 818-998-3388
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes   X    No
                                                                -----     ----



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding at October 21, 1996:

                              Class A  3,583,851
                              Class B  2,495,572

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                                  K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                     ASSETS

                                                            September 30,   December 31,
                                                                1996            1995
                                                            -------------   ------------
                                                             (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                   $ 38,777       $ 31,431
   Accounts receivable, less allowance for doubtful
       accounts of $660 and $873 as of September 30,
       1996 and December 31, 1995, respectively                  20,645         14,764
   Inventories                                                   23,372         41,203
   Prepaid expenses                                               8,606          1,197
   Deferred taxes                                                 4,351          4,191
                                                               --------       --------
         Total current assets                                    95,751         92,786
PROPERTY, PLANT AND EQUIPMENT, net                                3,360          3,570
OTHER ASSETS
   Intangible assets                                              5,070          5,096
   Other                                                            835            926
                                                               --------       --------
                                                                  5,905          6,022
                                                               --------       --------
                                                               $105,016       $102,378
                                                               ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Bank lines of credit                                         $  2,051        $    371
 Current maturities of capital lease obligations
  and subordinated debentures                                      252              43
 Trade accounts payable                                          1,998           4,529
 Accrued liabilities                                             7,113           4,660
                                                              --------        --------
    Total current liabilities                                   11,414           9,603
CAPITAL LEASE OBLIGATIONS                                            1               6
SUBORDINATED DEBENTURES                                            250             500
DEFERRED TAXES                                                   8,542           8,200
STOCKHOLDERS' EQUITY
 Preferred Stock-authorized 2,000,000 shares of
   $.01 par value; none issued and outstanding                       -               -
 Common Stock:
 Class A-authorized 18,000,000 shares of $.01 par
   value; 4,085,851 shares issued, 3,985,851 shares
   outstanding and 100,000 shares held in treasury
   at September 30, 1996, and 4,085,851 shares issued
   and outstanding at December 31, 1995                             41              41
Class B-authorized 10,000,000 shares of $.01 par
   value; issued and outstanding 2,495,572 shares at
   September 30, 1996 and December 31, 1995                         25              25
 Additional paid-in capital                                     25,088          25,088
 Treasury Stock                                                 (1,025)              -
 Retained earnings                                              60,743          59,460
 Foreign currency translation                                      (63)           (545)
                                                              --------        --------
                                                                84,809          84,069
                                                              --------        --------
                                                              $105,016        $102,378
                                                              ========        ========

       The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (Amounts in thousands, except per share amounts)

                                  (Unaudited)








                                          NINE MONTHS          THREE MONTHS
                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                      -------------------   -------------------
                                         1996       1995       1996      1995
                                       -------   --------   --------   -------
Revenues                               $89,165   $101,853   $28,781    $29,361
Cost of goods sold                      59,917     63,478    19,718     19,527
                                       -------   --------   -------    -------
  Gross profit                          29,248     38,375     9,063      9,834
Selling, general and administrative
   expenses                             26,370     27,960     9,103      8,396
                                       -------   --------   -------    -------
   Operating profit (loss)               2,878     10,415       (40)     1,438
Interest income, net                     1,095        494       519        254
                                       -------   --------   -------    -------
   Earnings before income taxes          3,973     10,909       479      1,692
Income tax expense                       2,296      4,359       198        676
                                       -------   --------   -------    -------
   NET EARNINGS                        $ 1,677   $  6,550   $   281    $ 1,016
                                       =======   ========   =======    =======

Earnings per share                        $.25       $.98      $.04       $.15
                                       =======   ========   =======    =======
Weighted average common and common
    equivalent shares outstanding        6,598      6,656     6,610      6,625





        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                  (Unaudited)



                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                     -------------------

                                                                                       1996       1995
                                                                                     --------   --------
Net cash provided by operating activities                                            $ 7,793    $14,708
Cash flows from investing activities:
  Cash paid for acquisition of certain assets and rights of Robey Sportswear            (436)         -
  Proceeds from maturity of investment securities                                          -      5,102
  Purchase of property, plant and equipment                                             (313)      (254)
                                                                                     -------    -------
    Net cash (used in) provided by investing activities                                 (749)     4,848
Cash flows from financing activities:
  Net borrowings (repayments) under the bank lines of credit and capital leases        1,629     (2,739)
  Proceeds from stock options exercised                                                    -         55
  Income tax benefit of options exercised                                                  -          9
  Purchase of treasury stock                                                          (1,025)         -
  Payment of dividends                                                                  (394)      (396)
                                                                                     -------    -------
    Net cash provided by (used in) financing activities                                  210     (3,071)
Effect of exchange rate changes on cash                                                   92        (69)
                                                                                     -------    -------
           Net increase in cash and cash equivalents                                   7,346     16,416
Cash and cash equivalents at beginning of period                                      31,431     10,717
                                                                                     -------    -------
Cash and cash equivalents at end of period                                           $38,777    $27,133
                                                                                     =======    =======





       The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of September 30, 1996 and the results of its operations and its cash flows for the nine and three months ended September 30, 1996 and 1995. The results of operations and cash flows for the nine and three months ended September 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995.

2. The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service (IRS). In December 1995, the IRS issued its report proposing additional taxes of approximately $3,850,000 plus penalties and interest. The Company is appealing the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993 and 1994 are currently in preliminary stages of examination by the IRS. Although no assurance can be given regarding the outcome of such examinations, the Company believes that any taxes which might become payable as a result of the proposed assessments for tax years 1990, 1991 and 1992 as well as any reasonably foreseeable assessments for tax years 1993 and 1994 would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Therefore, management believes that resolution of the IRS examinations should not have a material adverse impact on the Company's financial position and results of operations.

3. During the period from October 1, 1996 through October 21, 1996, in accordance with its previously announced share repurchase program, the Company purchased an additional 402,000 shares of its common stock for approximately $4,196,000.

ITEM 2.
------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

                                             NINE MONTHS            THREE MONTHS
                                         ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                         --------------------   --------------------
                                          1996         1995      1996         1995
                                         ------       -----     -----        -----

Revenues                                 100.0%       100.0%    100.0%       100.0%
Cost of goods sold                        67.2         62.3      68.5         66.5
Gross profit                              32.8         37.7      31.5         33.5
Selling, general and administrative
  expenses                                29.6         27.5      31.6         28.6
Interest income, net                       1.3          0.5       1.8          0.9
Earnings before income taxes               4.5         10.7       1.7          5.8
Income tax expense                         2.6          4.3       0.7          2.3
Net earnings                               1.9          6.4       1.0          3.5

Revenues decreased to $28,781,000 for the quarter ended September 30, 1996 from $29,361,000 for the quarter ended September 30, 1995, a decrease of $580,000 or 2.0%. Revenues decreased to $89,165,000 for the nine months ended September 30, 1996 from $101,853,000 for the nine months ended September 30, 1995, a decrease of $12,688,000 or 12.5%. These decreases resulted from a decrease in the volume of footwear sold to 3,996,000 pair for the nine months ended September 30, 1996 from 4,605,000 pair for the nine months ended September 30, 1995 and a decrease in the average wholesale price per pair. The volume of footwear sold increased to 1,388,000 pair for the quarter ended September 30, 1996 from 1,303,000 pair for the quarter ended September 30, 1995. The increase in the volume of footwear sold for the quarter ended September 30, 1996 was primarily the result of increased sales of the Classic, tennis/court and children's categories of shoes of 13.8%, 13.0% and 12.5%, respectively, partially offset by a 58.2% decrease in the outdoor category of shoes, which has been discontinued. The average wholesale price per pair decreased by 7.3% to $20.05 for the quarter ended September 30, 1996 from $21.64 for the quarter ended September 30, 1995. The average wholesale price per pair was $20.77 and $21.21 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in the average wholesale price per pair is primarily attributable to the increase in the volume of canvas product sold which carries relatively lower wholesale prices per pair.

Domestic revenues increased 5.4% to $21,854,000 for the quarter ended September 30, 1996 from $20,725,000 for the quarter ended September 30, 1995. Domestic revenues decreased 16.9% to $64,060,000 for the nine months ended September 30, 1996 from $77,045,000 for the nine months ended September 30, 1995. International revenues decreased 19.8% to $6,927,000 for the quarter ended September 30, 1996 from $8,636,000 for the quarter ended September 30, 1995. International revenues increased 1.2% to $25,105,000 for the nine months ended September 30, 1996 from $24,808,000 for the nine months ended September 30, 1995. International revenues, as a percentage of total revenues, decreased to 24.1% for the quarter ended September 30, 1996 as compared with 29.4% for the quarter ended September 30, 1995. International revenues, as a percentage of total revenues, increased to 28.2% for the nine months ended September 30, 1996 as compared with 24.4% for the nine months ended September 30, 1995. International revenues increased for the nine months ended September 30, 1996 due primarily to the sales of apparel made by the Company's newly acquired Netherlands' subsidiary.

Gross profit margins, as a percentage of revenues, decreased to 31.5% for the quarter ended September 30, 1996, from 33.5% for the quarter ended September 30, 1995. Gross profit margins, as a percentage of revenues, decreased to 32.8% from 37.7% for the nine months ended September 30, 1996 and 1995, respectively. Gross profit margins decreased primarily due to changes in the geographic and product mix of sales, including an increase in close-out sales.

Selling, general and administrative expenses increased to $9,103,000 (31.6% of revenues) for the quarter ended September 30, 1996, from $8,396,000 (28.6% of revenues) for the quarter ended September 30, 1995, an increase of $707,000 or 8.4%. Selling, general and administrative expenses decreased to $26,370,000 (29.6% of revenues) for the nine months ended September 30, 1996, from $27,960,000 (27.5% of revenues) for the nine months ended September 30, 1995, a decrease of $1,590,000 or 5.7%. The increase in the amounts, as well as the percentage of sales, for the quarter ended September 30, 1996 was primarily the result of an increase in the bonus accrual due to the implementation of an incentive program, as well as an increase in direct advertisement, promotion activities, and product development. The decrease in the amounts for the nine months ended September 30, 1996 was primarily the result of increased bad debt expense recorded during the nine months ended September 30, 1995, due to the unexpected bankruptcies of two of the Company's larger customers. In addition, reductions were made for potential contributions to the employee's profit sharing plan for the nine months ended September 30, 1996. In addition, for the nine months ended September 30, 1996, the increase in selling, general and administrative expenses, as a percentage of sales, was primarily the result of an increase in direct advertisement, promotion activities and product development.

Net interest income was $519,000 (1.8% of revenues) and $1,095,000 (1.3% of revenues) for the quarter and nine months ended September 30, 1996, respectively, compared to $254,000 (0.9% of revenues) and $494,000 (0.5% of revenues) for the quarter and nine months ended September 30, 1995, respectively, an increase of $265,000 and $601,000 or 104.3% and 121.7%, respectively. For the quarter and nine months ended September 30, 1996 as compared to the quarter and nine months ended September 30, 1995, the increase in net interest income was the result of higher average balances, partially offset by lower average rates, on commercial paper investments. This increase was partially offset by interest expense recorded relating to taxes assessed as a result of a state income tax audit, for the nine months ended September 30, 1996.

The Company's effective tax rate increased to 57.8% of earnings before income tax from 40.0% for the nine months ended September 30, 1996 and 1995, respectively, due primarily to recording income taxes relating to a state income tax audit.

Net earnings decreased 72.3% to $281,000 for the quarter ended September 30, 1996 from $1,016,000 for the quarter ended September 30, 1995. Net earnings decreased 74.4% to $1,677,000 for the nine months ended September 30, 1996 from $6,550,000 for the nine months ended September 30, 1995. Net earnings for the quarter and nine months ended September 30, 1996 included net losses of the Company's European operations of $593,000 and $1,360,000, respectively. Net earnings for the quarter and nine months ended September 30, 1995 included net losses incurred by the Company's Canadian operations of $85,000 and $410,000, respectively, and for the Company's European operations net profits for the quarter ended September 30, 1995 of $148,000 and net losses for the nine months ended September 30, 1995 of $43,000. In January 1996, K.Swiss Canada adopted a voluntary liquidation program and an independent distributor was appointed to serve the Canadian market.

At September 30, 1996 and 1995, domestic footwear futures orders with start ship dates from October 1996 and 1995 through March 1997 and 1996 were approximately $27,325,000 and $26,972,000, respectively. At September 30, 1996 and 1995, international footwear futures orders with start ship dates from October 1996 and 1995 through March 1997 and 1996 were approximately $7,819,000 and $11,840,000, respectively. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company generated cash of $7,793,000 and $14,708,000 from its operating activities during the nine months ended September 30, 1996 and 1995, respectively. Cash provided by operating activities for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 varied primarily due to changes in accounts receivable, inventories, prepaid expenses (principally a prepayment to secure inventory purchases) and other assets, and accounts payable and accrued liabilities as well as a decrease in net earnings.

The Company had a net outflow of cash from its investing activities for the nine months ended September 30, 1996 due primarily to the purchase of certain assets and rights of a small apparel brand where products are primarily sold in the Netherlands. The Company had a net inflow of cash from its investing activities for the nine months ended September 30, 1995 due to the maturity of investment securities. The Company had a net inflow of cash from its financing activities of $210,000 for the nine months ended September 30, 1996 due primarily to borrowings under its bank lines of credit, partially offset by a purchase of treasury stock.

Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the company believes its present and anticipated sources of capital are sufficient to sustain its capital needs for the remainder of 1996.

In November 1995, the Company announced a share repurchase program whereby the Company may purchase, from time to time as market conditions warrant, up to $10,000,000 of its Class A Common Stock on the open market through December 1996. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. From the period August 14, 1996 through October 21, 1996 (the date before the filing of this Form 10-Q), the Company made purchases under this program of 502,000 shares at an aggregate cost totaling approximately $5,221,000.

The Company's working capital increased $1,154,000 to $84,337,000 at September 30,1996 from $83,183,000 at December 31, 1995.

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

      None.

ITEM 3:  Defaults Upon Senior Securities.
         -------------------------------

      None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

       None.

ITEM 5:  Other Information.
         -----------------

       None.

ITEM 6:  Exhibits
         --------

     (a)  Exhibits
          10-   Second Amendment to Credit Agreement
          11-   Computation of Earnings Per Share
          27-   Financial Data Schedule

     (b)  Reports on Form 8-K
          There were no reports filed on Form 8-K during the third quarter of 1996.

                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              K-Swiss Inc.


Date: October 22, 1996                   By: /s/George Powlick
                                            ----------------------------------
                                            George Powlick,
                                            Vice President Finance and
                                            Chief Financial Officer

                                 EXHIBIT INDEX
                                 --------------



Exhibit                                                      Page
-------                                                      ----

10   Second Amendment to Credit Agreement                    12

11   Computation of Earnings Per Share                       14

27   Financial Data Schedule