Form 10-K405
period 1996-12-31
K SWISS INC
filed 1997-02-13
CIK 862480

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     For the fiscal year ended December 31, 1996
                               -----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

    For the transition period from____________________ to ______________________

Commission file Number   0-18490
                         -------

                                  K-SWISS INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                             95-4265988
 ------------------------------                             ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

20664 Bahama Street,  Chatsworth,  California                    91311
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code       (818) 998-3388
                                                         ---------------


Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
      Title of each Class                                    which registered
             None                                                 None
------------------------------------                    -----------------------

          Securities registered pursuant to Section 12(g) of the Act:

                             Class A Common Stock,
                            par value $.01 per share
                            ------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X] Yes  [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                           [X]

     The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the Registrant on February 4, 1997 based on the closing price of the Class A Common Stock on the NASDAQ National Market System on such date was $35,709,316.

     The number of shares of the Registrant's Class A Common Stock outstanding at February 4, 1997 was 3,585,018 shares. The number of shares of the Registrant's Class B Common Stock outstanding at February 4, 1997 was 2,495,572 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the Registrant's 1997 Annual Stockholders Meeting are incorporated by reference into Part III.

                                  K.SWISS INC.

                      INDEX TO ANNUAL REPORT ON FORM 1O-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                             _____________________

                 Caption                                                  Page
                 -------                                                  ----
PART I
  Item  1.    Business..............................................       3
  Item  2.    Properties................................................  14
  Item  3.    Legal Proceedings.........................................  15
  Item  4.    Submission of Matters to a Vote of Security Holders.......  15
  Item  4(a). Executive Officers of the Registrant......................  16

PART II

  Item  5.    Market for Registrant's Common Equity and Related
               Stockholder Matters......................................  19
  Item  6.    Selected Financial Data...................................  20
  Item  7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................  21
  Item  8.    Financial Statements and Supplementary Data...............  27
  Item  9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................  49

PART III

  Item 10.    Directors and Executive Officers of the Registrant........  49
  Item 11.    Executive Compensation....................................  49
  Item 12.    Security Ownership of Certain Beneficial Owners and
               Management...............................................  49
  Item 13.    Certain Relationships and Related Transactions............  49

PART IV

  Item 14.    Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.................................................  50


                                     PART I

ITEM 1.    BUSINESS

COMPANY HISTORY AND GENERAL STRATEGY

     K.Swiss Inc. designs, develops and markets a growing array of athletic footwear for high performance sports use and fitness activities. The Company was founded in 1966 by two Swiss brothers, who introduced one of the first leather tennis shoes in the United States. The shoe, the K.Swiss "Classic", has remained relatively unchanged from its original design, and accounts for a significant portion of the Company's sales. The Classic has evolved from a high-performance shoe into a casual, lifestyle shoe. Since its inception, the Company has emphasized in its marketing the Swiss heritage of the Company, including the commitment to produce products of high quality and enduring style. The Company plans to continue to emphasize the high quality and classic design of its products as it introduces new models of athletic footwear.

     On December 30, 1986, the Company was purchased by an investment group led by the Company's current President. The Company thereafter recruited experienced management and reduced manufacturing costs by increasing offshore production and entering into new, lower cost purchasing arrangements. The Company's products are manufactured to its specifications by overseas suppliers predominately in China and Indonesia. In June 1991 and September 1992, K.Swiss International Ltd. and K.Swiss B.V. (located in the Netherlands), respectively, commenced operations to broaden the Company's distribution on a global scale. In addition, in August 1992, K.Swiss Inc. completed the acquisition of K.Swiss Europe Limited (renamed to K.Swiss (UK) Ltd.) which handles distribution in the United Kingdom. In January 1996, the Company acquired the rights to the Robey brand. Robey's products are predominantly tennis related apparel distributed primarily in Holland.

     The Company's product strategy combines classic styling with high quality components and technical features designed to meet performance requirements of specific sports. The Company endeavors to use classic styling to reduce the impact of changes in consumer preferences and believes that this strategy leads to longer product life cycles than are typical of the products of certain of its competitors. Management believes that long product life cycles reduce total markdowns over the life of the products, thereby enhancing their attractiveness to retailers. This strategy also enables the Company to maintain inventory with less risk of obsolescence than is typical of more fashion-oriented products.

     Consistent with this strategy, since 1988, management has expanded the Company's product line in a controlled manner while retaining the Company's original commitment to quality products with classic styling. Many of these new products incorporate technical advances to optimize the performance aspects of the shoes.

     The Company sells its products in the United States through independent sales representatives primarily to specialty athletic footwear stores, pro shops, sporting good stores and department stores. The Company also sells its products to a number of foreign distributors, with the largest export volume being sold to a distributor in Japan. The Company now has sales offices or distributorships throughout the world. During 1992, the Company established sales offices and now has appointed exclusive distributors in much of Europe. The Company believes that its overseas sales offices and foreign distributorships provide an opportunity for future growth.

     The Company was organized under the laws of the State of Delaware on April 16, 1990. The Company is successor in interest to K.Swiss Inc., a Massachusetts corporation, which in turn was successor in interest to K.Swiss Inc., a California corporation. The Company's principal executive offices are located at 20664 Bahama St., Chatsworth, California 91311, and its telephone number is
(818) 998-3388. Unless the context otherwise requires, the term the "Company" as used herein refers to K.Swiss Inc. and its consolidated subsidiaries.

PRODUCTS

     The following table summarizes the K.Swiss product lines and sets forth the approximate contribution to revenues (in dollars and as a percentage of revenues) attributable to each footwear category for the periods indicated. All footwear categories come in both men's (approximately 42% of 1996 revenues) and women's (approximately 34% of 1996 revenues). Most styles within each footwear category are offered in men's, women's and children's.

                                                         Revenues (1)
                                     ----------------------------------------------------
                                                   Year Ended December 31,
                                     ----------------------------------------------------

                                           1996              1995               1994
                                     -------------    ---------------    ---------------
 Product Category                       $       %         $        %         $        %
                                     --------  ---    --------    ---    --------    ---
                                                 (Dollar amounts in thousands)
Classic...........................   $ 50,573   48%   $ 65,745     56%   $ 77,442     51%
Tennis/Court......................     25,511   24      21,624     18      32,515     21
Children's........................     18,693   18      18,811     16      21,849     14
Other (2).........................     10,733   10      12,112     10      21,009     14
                                      -------  ---     -------    ---     -------    ---
Total.............................   $105,510  100%   $118,292    100%   $152,815    100%
                                      =======  ===     =======    ===     =======    ===

Domestic (3)......................   $ 75,945   72%   $ 88,929     75%   $121,501     80%
                                      =======  ===     =======    ===     =======    ===

         _____________________

 (1) For purposes of this table, revenues do not include other domestic income and fees earned by the Company on sales by foreign licensees and distributors.

 (2) Other consists of outdoor shoes, apparel, accessories, sport sandals, blemished shoes and sales of shoe components.

 (3) Included in totals on previous line.

FOOTWEAR

     The Company's product line through 1987 consisted primarily of the Classic. The Classic was originally developed in 1966 as a high-performance tennis shoe. Since that time, the Classic has become a popular casual shoe, while realizing strong sales as the Original Classic shoe. The upper of the Classic includes only three separate pieces of leather, which allows for a relatively simple manufacturing process and yields a product with few seams. This simple construction improves the shoe's comfort, fit and durability. The Company has from time to time incorporated certain technical advances in materials and construction, but the Classic has remained relatively unchanged in style since 1966. The Classic continues to be the Company's single most important product.

     Since 1988, the Company has developed new product categories whose initial styles were extensions of the Classic. Each product category has certain styles designated as core products. The Company's core products offer style continuity and often include on-going improvement. The Company believes its core product program is a critical factor in attempting to achieve the Company's goal of becoming the "retailers' most profitable vendor". The Classic was named one of the "1994 Shoes of the Year" by Footwear News, the industry's leading trade publication. The core program tends to minimize retailers' markdowns and maximizes the effectiveness of marketing expenditures because of longer product life cycles. The Company now competes in three principal product categories:
Tennis, Casual (Classic) and Children's.

APPAREL AND ACCESSORIES

     The Company also markets a line of K.Swiss apparel and accessories manufactured by third parties. This line consists of tennis warm-ups, skirts, shorts, and shirts; fleece tops and pants; t-shirts; caps; bags and socks. Many of these apparel items are designed to coordinate with the footwear line. The Company believes that the line's classic styling requires few seasonal changes which reduces the risk of inventory obsolescence. The apparel and accessories also serve to provide additional exposure for the K.Swiss brand in the marketplace. The products are also used extensively in the Company's promotional programs.

SALES

  Financial information relating to international and domestic operations is presented as part of Item 8 of this report. See Note M to the Company's Consolidated Financial Statements.

MARKETING

  ADVERTISING AND PROMOTION

  Management believes that its strategy of designing products with longer life cycles and introducing fewer new models relative to its competition enhances the effectiveness of its advertising and promotions.

  In 1996, the Company advertised primarily in selected tennis magazines and general interest magazines. Historically, a majority of the Company's advertising has been directed toward the tennis market. The Company enjoys a high brand awareness within this category.

  In 1996, the Company continued to employ promotions for tennis. As a sponsor of several junior tennis tournaments, individual junior players, college teams and club teaching professionals, the Company believes it has created additional awareness among targeted consumers at a relatively low cost. During 1996, the Company conducted, through teaching pros, 200 "Improve Your Standing" clinics in which tennis enthusiasts participated. In addition, the Company was the Official Footwear Company of the 1996 U.S. Open and enjoyed increased visibility in this key event.

  Advertising and promotion efforts in foreign markets are directed by local distributors. The Company's agreements with foreign distributors generally require such distributors to spend a certain percentage of their sales of the Company's products on advertising and promotion. The Company controls the nature and content of these promotions.

  DOMESTIC MARKETING

  The Company's current marketing strategy emphasizes distribution to retailers whose marketing strategies are consistent with the Company's reputation for quality and service.

  The Company's footwear products are sold domestically through approximately 41 independent regional sales representatives and four Company-employed senior sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These representatives sold to approximately 3,300, 3,700 and 4,200 separate accounts at December 31, 1996, 1995 and 1994, respectively. The Company's strategy is to increase its account base of upscale retail outlets in a controlled manner.

  During 1996, the Foot Locker group of stores and affiliates accounted for approximately 11% of total revenues. See Note L to the Company's Consolidated Financial Statements. No other domestic customer accounted for more than 10% of total revenues during this period.

  The Company offers a "futures" program, under which retailers are offered discounts on orders scheduled for delivery more than five months after the order is made. There is no guarantee that such orders will not be canceled prior to acceptance by the customer. This program is similar to programs offered by other athletic shoe companies. Because of the positive effect of the futures program on inventory costs, planning and production scheduling, the Company has expanded the program. See "Distribution". In addition, the Company engages in certain marketing programs from time to time that provide for extended terms on initial domestic orders of new styles.

  The Company maintains a customer service department consisting of 9 persons at its Chatsworth, California facility. The customer service department accepts telephone orders for the Company's products, handles inquiries and notifies retailers of the status of their orders. The Company has made a substantial investment in computer resources for general customer support and service, as well as for distribution. See "Distribution".

  INTERNATIONAL MARKETING

  In 1991, the Company established a sales management team in Asia. The Company has exclusive distributors in certain Pacific Rim and Central American countries. Exclusive distributors of the Company's products are generally contractually obligated to spend specific amounts on advertising and promotion of the Company's products. The Company has also established exclusive distributors in other international markets.

  In 1991, the Company entered into a joint venture with C & J Clark International Ltd., to expand the marketing of its products into Europe. The joint venture formed K.Swiss Europe Ltd. and launched the K.Swiss brand in the United Kingdom. During 1992, the Company purchased C & J Clark's 50% share of K.Swiss Europe Ltd. (renamed K.Swiss (UK) Ltd.) and the joint venture was terminated. In 1992, the Company opened its own office in Amsterdam, the Netherlands.

  By the end of 1996, K.Swiss was working through four international subsidiaries and 22 distributors to market K.Swiss in potentially 60 countries.

DISTRIBUTION

  The Company maintains 250,000 square feet of warehouse space at a leased facility in Fontana, California. The Company owns a 56,000 square foot warehouse in Pacoima, California which is leased to a tenant. See "Item 2. Properties".

  The Company purchases footwear from independent manufacturers located predominantly in China and Indonesia. The time required to fill new orders placed by the Company with its producers is approximately five months. Such footwear is generally shipped in ocean containers and delivered to the Company's facility in California. In some cases, large customers of the Company may receive containers of footwear directly from the manufacturer. Distribution to European and certain other distributors is based out of the Netherlands office public distribution facility. The Company generally arranges shipment of international orders directly from its independent manufacturers.

  The Company maintains an open-stock inventory which permits it to ship to retailers on an "at once" basis in response to orders placed by mail or toll-free telephone call. The Company has made a significant investment in leased computer facilities that provide on-line capability to determine open-stock availability for shipment. Additionally, products can be ordered under the Company's "futures" program. See "Marketing - Domestic Marketing". The Company ships by package express or truck from California, depending upon size of order, customer location and availability of inventory.

DESIGN AND PRODUCT DEVELOPMENT

  The Company maintains offices in Chatsworth, California and Taiwan that include a design staff of individuals responsible for developing new styles and performance features. This design staff receives guidance from the Company's management in California, who meet regularly to discuss trends in sales and review information gathered from sales representatives, retailers and consumers. Because the Company is strategically focused on the limited introduction of new products with long life cycles, the Company believes that its design staff need not be as extensive as those of its competitors.

MANUFACTURING

  In 1996, approximately 75% of the Company's footwear products were manufactured in China, 23% in Indonesia, and 2% in Taiwan. In excess of 98% of the Company's production capacity is located in China and Indonesia. This shift from prior years in the geographic sourcing of production capacity occurred primarily because of lower prevailing labor wage rates in China and Indonesia and certain other factors. Although the Company has no long-term manufacturing agreements and competes with other athletic shoe companies for production facilities (including companies that are much larger than the Company), management believes that the Company's relationships with its footwear producers are satisfactory and that it has the ability to develop, over time, alternative sources for its footwear. The Company's operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

  During 1992, the Company experienced production sourcing problems in certain countries which caused delays in the shipment of certain footwear. Since then, the Company has and continues to implement a strategy to better manage its product sourcing which includes reducing the number of factories manufacturing its footwear in order to become a more substantial customer of such factories and employing more experienced personnel to manage and oversee the manufacturers. The Company has established its own offices in Taiwan, China, and Indonesia to perform services which include securing manufacturing capacity, testing raw materials, handling orders, inspecting production and performing other procurement functions. However, in 1993, the Company experienced difficulty in securing sufficient vulcanized construction production capacity. The canvas product is made primarily by vulcanized construction. This situation led to delivery delays and cancellations of some future orders and a diminished ability to fill at once orders for vulcanized product in 1994. Although the Company has taken steps to solve this problem and currently believes it has sufficient vulcanized construction capacity, no assurances can be given that the Company will not again experience similar difficulties.

  All manufacturing of footwear is performed in accordance with detailed specifications furnished by the Company and is subject to quality control standards, with the Company retaining the right to reject products that do not meet specifications. The bulk of all raw materials used in such production is purchased by manufacturers at the Company's direction. The Company's inspectors at the manufacturing facilities conduct testing and inspection of footwear products prior to shipment from those facilities.

  During 1996, the Company's apparel and accessory products were manufactured in Taiwan, Hong Kong, China, Macau, Malaysia and the United States by certain manufacturers selected by the Company.

  The Company's operations are subject to compliance with relevant laws and regulations enforced by the United States Customs Service and to the customary risks of doing business abroad, including fluctuations in the value of currencies, increases in customs duties and related fees resulting from position changes by the United States Customs Service, import controls and trade barriers (including the unilateral imposition of import quotas), restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability causing disruption of trade. These factors have not had a material adverse impact upon the Company's operations to date. Imports into the United States are also affected by the cost of transportation, the imposition of import duties, and increased competition from greater production demands abroad. The United States or the countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect the Company's operations and its ability to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring. A change in any such duties, quotas or restrictions could result in increases in the costs of such products generally and might adversely affect the sales or profitability of the Company and the athletic footwear industry as a whole.

  The Company's use of common elements in raw materials, lasts and dies gives the Company flexibility to duplicate sourcing in various countries in order to reduce the risk that the Company may not be able to obtain products from a particular country.

  The Company's footwear products are subject to the United States customs duties which range from 8.5% to 10.5% on footwear made principally of leather to duties on moderately priced canvas shoes of 15.6% to 37.5% plus $.90 per pair. Currently, approximately 79% of the Company's revenues are derived from sales of leather footwear and approximately 12% of the Company's revenues are derived from sales of canvas footwear.

  A large portion of the Company's imported products are manufactured in the People's Republic of China ("China"). As discussed below, the continued importation of these products could be affected by any one of several significant trade issues that presently impact U.S.-China relations.

  In 1995, following negotiations with the United States Trade Representative ("USTR"), the Chinese government agreed to take specific enforcement measures against the piracy of computer software and compact discs and to make other long-standing changes to ensure the effective protection of intellectual property rights pursuant to a previous memorandum of understanding executed with the U.S. government. Subsequently, in early 1996, USTR threatened trade sanctions against China for its alleged failure to live up to its enforcement commitments. This trade dispute was resolved in June of 1996 when USTR announced that, based on the enforcement measures the Chinese government had taken and would take in the future, it was satisfied that China was complying with its obligations and the threat of trade sanctions was withdrawn. USTR continues to monitor the Chinese government's implementation of its intellectual property enforcement obligations, however, and the failure to meet those obligations in the future could result in trade sanctions, including retaliatory tariffs, that might affect the Company's imports of footwear from China.

  From time to time there have been other trade disputes with China, involving such things as market access, textile quotes, automotive industry policies, and agricultural products. These and other such matters could also present problems in the future that might lead to trade sanctions affecting the Company's imports of footwear.

  Imports from China continue to enter the United States on a conditional most-favored nation ("MFN") basis. Pursuant to MFN, products imported by the Company from China currently receive the lower tariff rates made available to most of the United States' major trading partners. In the case of China, however, this MFN treatment is made possible under the Trade Act of 1974 by virtue of certain Presidential findings that waive restrictions that would otherwise render China ineligible for MFN treatment. The President has waived these restrictions each year since 1979. There can be no assurance that China will continue to enjoy MFN status in the future. If goods manufactured in China enter the United States without benefit of MFN treatment, such goods will be subject to significantly higher duty rates, ranging between 20% and 66% of customs value. Any such increased duties or tariffs could significantly increase the cost or reduce supply of goods from China.

BACKLOG

  At December 31, 1996 and 1995, domestic footwear futures orders with start ship dates from January through June 1997 and 1996 were approximately $29,762,000 and $27,651,000, respectively. At

December 31, 1996 and 1995, international footwear futures orders with start ship dates from January through June 1997 and 1996 were approximately $11,028,000 and $13,905,000, respectively. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog.

  The mix of "futures" and "at once" orders can vary significantly from quarter to quarter and year to year and therefore "futures" are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. The Company believes its rate of net customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, the Company believes it has not experienced returns of its products or bad debts of customers materially in excess of industry averages for similar companies.

COMPETITION

  The athletic footwear industry is highly competitive, and recent sales growth of athletic and athletic-style leisure footwear has spurred the entry of many new competitors and an increase in competition from established companies. The largest domestic marketers of such footwear are Nike and Reebok, while the international market is dominated by Adidas, Nike and Reebok. Each of these companies has substantially greater financial, distribution and marketing resources as well as greater brand awareness than the Company.

  The Company has recently increased its emphasis on product lines beyond the Company's Classic tennis model. In the past, the Company has introduced products in such highly competitive categories such as court, boating, outdoor and children's shoes. See "Products". There can be no assurance that the Company will penetrate these or other new markets or increase the market share it has established to date.

  The principal elements of competition in the athletic footwear market include brand awareness, product quality, design, pricing, fashion appeal, marketing, distribution, performance and brand positioning. The Company's products compete primarily on the basis of technological innovations, quality, style, and brand awareness among consumers. While the Company believes that its competitive strategy has resulted in increased brand awareness and market share, there can be no assurance that the Company will be able to retain or increase its market share or respond to changing consumer preferences.

TRADEMARKS AND PATENTS

  The Company utilizes trademarks on all of its products and believes that its products are more marketable on a long-term basis when identified with distinctive markings. K.Swiss(R) is a registered trademark in the United States and certain other countries. The Company's name is not registered as a trademark in certain countries because of restrictions on registering geographic names. However, since K.Swiss is not a geographic name, the Company has often secured registrations despite such objections. The Company's shield emblem and the five-stripe design are also registered in the United States and certain foreign countries. The five-stripe design is not presently registered in some countries because it has been deemed ornamental by regulatory authorities. The five-stripe design has not been registered in Germany because of a possible conflict with Adidas' three stripe design mark. The Company selectively seeks to register the names of its shoes, its logos and the names given to certain of its technical and performance innovations, including Aosta(R) rubber, Sock-Lasted(TM) construction and Silicone Formula 18(R). The Company has obtained patents in the United States regarding the D.R. Cinch System(R), the stability design incorporated into the Si-18(R) tennis shoe, and other features. The Company vigorously defends its trademarks and patent rights against infringement worldwide and employs independent security consultants to assist in such protection. To date, the Company is not aware of any significant counterfeiting problems regarding its products.

EMPLOYEES

  At December 31, 1996, the Company employed 132 persons in the United States, 67 persons in Taiwan, Indonesia and China, and 33 persons in England and the Netherlands.

ITEM 2.  PROPERTIES

  The Company leases a 27,000 square foot facility in Chatsworth, California which is used as the Company's principal executive offices. This lease expires in April 1998, subject to two options, each of which would extend the term of the lease by one month. The effective monthly commitment for the Chatsworth facility, calculated in accordance with generally accepted accounting principles, is approximately $18,000.

  In December 1996, the Company purchased 3.6 acres of land in Westlake Village, California for a cash purchase price of $691,000. The Company intends to develop this site for a new headquarters facility of approximately 50,000 square feet. The Company expects to complete construction of this facility during the second quarter of 1998 with an estimated building cost of approximately $4,900,000.

  The Company owns a 56,000 square foot facility in Pacoima, California, which was used as the Company's principal executive offices through December 1992. The Company is a party to an 11 year lease/option arrangement expiring in 2004 for this facility with an unrelated party.

  The Company leases a 250,000 square foot distribution facility in Fontana, California. This lease expires in January 1998, subject to one option to extend the lease for three years. The Company uses the Fontana facility as its main distribution center. The effective monthly commitment for the Fontana facility, calculated in accordance with generally accepted accounting principles, is approximately $70,000.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe it is presently a party to litigation which will have a material adverse effect on its business or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT


  The executive officers of the Company are as follows:


                                       Age at
                                     December 31,
   Name                                 1996                  Position
   ----                                 ----                  --------
Steven Nichols                            54        Chairman of the Board and President
Preston Davis                             52        Vice President-Sales
Edward Flora                              45        Vice President-Operations
Lewis Goldberg                            54        Senior Vice President
Lee Green                                 43        Corporate Counsel
Thomas Harrison                           54        Senior Vice President
Deborah Mitchell                          35        Vice President-Marketing
George Powlick                            52        Vice President-Finance, Chief Financial
                                                      Officer, Secretary and Director
Janice Smith                              35        Corporate Controller
Brian Sullivan                            43        Vice President-National Accounts
Peter Worley                              36        Vice President-Product Development

  Officers are appointed by and serve at the discretion of the Board of Directors.

  Steven Nichols has been President and Chairman of the Board of the Company since 1987. From 1980 to 1986, Mr. Nichols was a director and Vice President-Merchandise of Stride Rite Corp., a footwear manufacturer and holding company. In addition, Mr. Nichols was President of Stride Rite Footwear from 1982 to 1986. From 1979 to 1982, Mr. Nichols served as an officer and President of Stride Rite Retail Corp., the largest retailer of branded children's shoes in the United States. From 1962 through 1979, he was an officer of Nichols Foot Form Corp., which operated a chain of New York retail footwear stores.

  Preston Davis, Vice President-Sales, joined the Company in March 1987 as a consultant and served as Vice President-Sales from June 1987 to January 1989 and Vice President-Marketing from February 1989 to February 1991. Prior to joining the Company, Mr. Davis owned and managed Preston Davis Associates, a marketing and sales consulting firm, specializing in sporting goods. From June 1982 through December 1985, Mr. Davis was Vice President-Sales for Kaepa, Inc., another athletic shoe manufacturer.

  Edward Flora, Vice President-Operations, joined the Company as a consultant in June 1990 and served as Director-Administration from October 1990 to February 1994. Prior to joining the Company, Mr. Flora was Vice President-Distribution for Bugle Boy Industries, a manufacturer and distributor of Men's, Women's, and Children's apparel, from 1987 through May 1990.

  Lewis Goldberg, Senior Vice President, has been with the Company since January 1987. From 1985 through 1986, Mr. Goldberg was President of Quoddy Moccasins, then a division of Wolverine Worldwide, which manufactures and wholesales moccasins and other leisure footwear. From 1982 through 1985, Mr. Goldberg was Executive Vice President of Keds Corp., an importer and wholesaler of sneakers and a division of Stride Rite Corp. From 1981 through 1982, Mr. Goldberg was Executive Vice President of Sperry Topsider, a manufacturer and wholesaler of boating and casual shoes and also a division of Stride Rite Corp. From 1971 through 1981, Mr. Goldberg served as President of Quoddy Moccasins, a division of R.G. Barry Corp.

  Lee Green, Corporate Counsel, joined the Company in December 1992. Mr. Green was formerly a partner in the international law firm of Baker & McKenzie. He worked in the firm's Taipei office from 1985 to 1988 and its Palo Alto office from 1988 to 1992.

  Thomas Harrison, Senior Vice President, joined the Company in January 1989. From 1987 through 1988, Mr. Harrison was President of Osh Kosh Footwear, a manufacturer and wholesaler of casual footwear. From 1985 to 1987, Mr. Harrison was President of Keds Corp., a division of Stride Rite Corp. From 1984 to 1985, Mr. Harrison was national account representative for Osh Kosh Footwear. From 1977 through 1984, Mr. Harrison was manager of the consumer products division of Uniroyal, Inc., which included the footwear lines of Keds, Pro-Keds and Sperry Topsider. Mr. Harrison joined Uniroyal in 1967 as a sales representative for its Keds Division.

  Deborah Mitchell, Vice President-Marketing, joined the Company in October 1994. Ms. Mitchell served as Director of Marketing for Fruit of the Loom, the largest manufacturer of men's underwear, from December 1993 through October 1994. Ms. Mitchell worked at Procter and Gamble in various positions ending in brand management from 1984 through 1993 except while she was earning her degree from Harvard Business School.

  George Powlick, Director, Vice President-Finance, Chief Financial Officer and Secretary, joined the Company in January 1988. Mr. Powlick is a certified public accountant and was an audit partner in the independent public accounting firm of Grant Thornton from 1975 to 1987.

  Janice Smith, Corporate Controller, joined the Company in August 1987. Ms. Smith is a certified public accountant. From 1984 to July 1987, Ms. Smith was an auditor with the independent public accounting firm of Grant Thornton.

  Brian Sullivan, Vice President-National Accounts, joined the Company in December 1989. From 1986 to 1989, he was Vice-President and General Manager of Tretorn, Inc., a manufacturer and distributor of tennis shoes. From 1984 through 1985, Mr. Sullivan was Vice-President of Sales of Bancroft/Tretorn, a tennis shoe manufacturer and distributor and predecessor to Tretorn. From 1978 to 1984, Mr. Sullivan held various positions at Bancroft/Tretorn, including Field Salesperson, Marketing and Sales Planning Manager and National Sales Manager.

  Peter Worley, Vice President-Product Development, joined the Company in May 1996. Mr. Worley worked for Reebok International, Ltd. from May 1986 through October 1989, and again from July 1991 through April 1996 in various merchandising and product line management positions, including Director of Classic, Director of Cross Training and Director of Tennis. From October 1989 through July 1991, Mr. Worley was Sport Product Manager of Bausch & Lomb's Ray-ban Sunglass Division.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

  The Company's Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers upon completion of the Company's initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 1996 and 1995 as reported by NASDAQ were as follows:


                  March 31,    June 30,   September 30,   December 31,
                  ----------   --------   -------------   ------------
      1996
        Low           7 3/4      7 7/8         9 5/8           9 5/8
        High         11 3/4     11 3/4        11 1/4          12 7/8

      1995
        Low          14 1/4     12 1/4        11 1/2           9 3/4
        High         21         15 1/4        14              13

     The Class A Common Stock is listed on the automatic quotation system of the National Association of Securities Dealers under the symbol KSWS.

     The number of stockholders of record of the Class A Common Stock on December 31, 1996 was 129. However, based on available information, the Company believes that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 1,980.

     There is currently no established public trading market for the Company's Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 1996 was 10.

DIVIDEND POLICY

     The Company announced on February 16, 1994 that the Company's Board of Directors was initiating a cash dividend program payable at an annual rate of 8 cents per common share. The Board declared quarterly dividends of 2 cents per share, to stockholders of record as of the close of business on the last day of each quarter in 1996 and 1995. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The Company is currently limited in the extent to which it is able to pay dividends under the Company's revolving credit agreement. See Note E to the Company's Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1996 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein.

                                             Year ended December 31,
                             -------------------------------------------------------

                               1996        1995        1994        1993       1992
                             ---------   ---------   ---------   --------   --------
                                      (In thousands, except per share data)

INCOME STATEMENT DATA
Revenues..................   $106,833    $120,252    $154,935    $149,562   $127,807
Cost of goods sold........     72,320      77,726      91,934      90,836     80,623
                             --------    --------    --------    --------   --------
 Gross Profit.............     34,513      42,526      63,001      58,726     47,184
Selling, general and
 administrative
 expenses.................     33,440      36,131      38,458      38,925     30,372
                             --------    --------    --------    --------   --------
 Operating profit.........      1,073       6,395      24,543      19,801     16,812
Interest (income)
 expense, net.............     (1,527)       (789)       (254)        376      2,011
                             --------    --------    --------    --------   --------
  Earnings before
   income taxes and
   extraordinary charge...      2,600       7,184      24,797      19,425     14,801
Income tax expense........      1,869       5,331       9,921       6,904      5,003
                             --------    --------    --------    --------   --------
  Earnings before
   extraordinary charge...        731       1,853      14,876      12,521      9,798
Extraordinary charge(1)...         -           -           -           -         896
                             --------    --------    --------    --------   --------
  Net earnings............   $    731    $  1,853    $ 14,876    $ 12,521   $  8,902
                             ========    ========    ========    ========   ========
EARNINGS PER SHARE
 Earnings before extra-
  ordinary charge.........   $    .11    $    .28    $   2.20    $   1.87   $   1.49
Extraordinary charge(1)            -           -           -           -         .14
                             --------    --------    --------    --------   --------
 Earnings per share.......   $    .11    $    .28    $   2.20    $   1.87   $   1.35
                             ========    ========    ========    ========   ========
Weighted average number
 of shares
 outstanding(2)...........      6,473       6,645       6,754       6,702      6,585


BALANCE SHEET DATA
(at period end)
Current assets............   $ 90,537    $ 92,786    $ 90,132    $ 75,684   $ 68,337
Current liabilities.......     11,240       9,603      12,891      15,098     23,200
Total assets..............    100,275     102,378     100,324      86,925     80,194
Total debt(3).............      1,711         920       3,402       5,426     16,893
Stockholders' equity......     79,569      84,069      82,817      68,019     53,717
--------

 (1) The extraordinary charge primarily results from a prepayment penalty from early repayment of senior subordinated debt.
 (2) Includes common stock and common stock equivalents (options and warrants).
 (3) Includes all interest-bearing debt and capital lease obligations, but excludes outstanding letters of credit ($8,000,000, $7,741,000, $15,632,000, $20,018,000 and $14,710,000 as of December 31, 1996, 1995,
     1994, 1993 and 1992).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

                                                        Year ended December 31,
                                                       --------------------------
                                                        1996      1995      1994
                                                       -------   -------   ------
     Revenues.......................................    100.0%    100.0%   100.0%
     Cost of goods sold.............................     67.7      64.6     59.3
     Gross profit...................................     32.3      35.4     40.7
     Selling, general and administrative expenses        31.3      30.1     24.8
     Interest income, net...........................      1.4       0.6      0.1
     Earnings before income taxes...................      2.4       5.9     16.0
     Income tax expense.............................      1.7       4.4      6.4
     Net Earnings...................................      0.7       1.5      9.6

1996 COMPARED TO 1995

     Total revenues decreased 11.2% to $106,833,000 in 1996 from $120,252,000 in
1995. This decrease was attributable to decreases in the volume of footwear sold, in addition to a decrease in the average underlying wholesale price per pair. The volume of footwear sold decreased 12.1% to 4,697,000 pair in 1996 from 5,341,000 pair in 1995. The average wholesale price per pair decreased by 2.5% to $20.95 in 1996 from $21.49 for 1995. This decrease in the average wholesale price per pair is primarily attributable to an increase in closeout sales during 1996 which carry a lower average wholesale price per pair partially offset by an increase in the tennis/court category which carries a higher average wholesale price per pair. The major changes in volume for footwear categories are as follows: Classics and children's categories decreased 18% and 4%, respectively, and the tennis/court category increased 14%. The overall decline in revenues was due to a difficult retail environment during 1996 and new products that were less successful than the industry leaders' products. The Company was the official footwear sponsor of the 1996 U.S. Open Tennis Tournament in an effort to increase tennis sales.

     Domestic revenues decreased 14.6% to $76,168,000 in 1996 from $89,192,000 in 1995. International product revenues increased 0.7% in 1996 to $29,565,000 from $29,363,000 in 1995. International product revenues, as a percentage of total revenues, increased to 27.7% in 1996 from 24.4% in 1995. Fees earned by the Company on sales by foreign licensees and distributors decreased to $1,100,000 for 1996 from $1,697,000 for 1995.

     The Company believes that the athletic and casual footwear industry experiences seasonal fluctuations, due to increased domestic sales during certain selling seasons, including Easter, back-to-school and the year-end holiday seasons. The Company presents full-line offerings for the Easter and back-to-school seasons, for delivery during the first and third quarters, respectively, but not for the year-end holiday season; consequently, fourth quarter sales are generally the Company's lowest.

     At December 31, 1996 domestic and international footwear futures orders with start ship dates from January through June 1997 were approximately $29,762,000 and $11,028,000, respectively, 7.6% higher and 20.7% lower, respectively, than such orders were at December 31, 1995 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "future" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

     Gross profit margins decreased as a percentage of revenues to 32.3% in 1996 from 35.4% in 1995. Gross profit margins decreased partially due to an increase in close-out sales which carry lower margins. In addition, gross profit margins decreased due to changes in the domestic/international and product mix of sales.

     Selling, general and administrative expenses decreased 7.4% to $33,440,000 (31.3% of revenues) in 1996 from $36,131,000 (30.1% of revenues) in 1995. This decrease in the amounts was primarily the result of increased bad debt expense recorded during 1995 (due to the unexpected bankruptcies of two of the Company's larger customers) and expenses recorded relating to the dissolution of the Company's Canadian subsidiary. In addition, reductions were made for potential contributions to the employee's profit sharing plan in 1996. These decreases were partially offset by an increase in the bonus accrual due to the implementation of an incentive program. The increase in selling, general and administrative expenses, as a percentage of sales, was due to an increase in direct advertisement, promotion activities and product development and bonuses, partially offset by a decrease in bad debts.

     Net interest income was $1,527,000 (1.4% of revenues) in 1996 compared to $789,000 (0.6% of revenues) in 1995, an increase of $738,000 or 93.5%. This increase in net interest income was the result of higher average balances and rates earned on commercial paper investments partially offset by higher outstanding balances owed under the Company's revolving credit facilities.

     The Company's effective tax rate decreased to 71.9% in 1996 from 74.2% in 1995. In 1996, the rate was higher than the federal and state statutory rates due primarily to recording of income taxes relating to a state income tax audit. In 1995, the Company recorded deferred income taxes for the previously untaxed portion of unremitted earnings of a foreign subsidiary.

     Net earnings decreased 60.6% to $731,000 or $.11 per common share in 1996 from $1,853,000 or $.28 per common share in 1995. Included in the international results of operations presented in Note M to the

Company's Consolidated Financial Statements were net losses of $1,335,000 incurred by the Company's European operations. The European operations are wholly-owned subsidiaries of the Company rather than independent unaffiliated distributors as are utilized throughout the balance of the Company's international operations. As these operations are in a start-up mode, their revenues do not generate sufficient margins to exceed the necessary fixed costs involved in creating a presence in this foreign market. The Company is attempting to increase revenues in this market as well as exploring ways to reduce costs. See Note A11 to the Company's Consolidated Financial Statements for the Company's policies relating to risk management of foreign currency.

1995 COMPARED TO 1994

     Revenues decreased 22.4% to $120,252,000 in 1995 from $154,935,000 in 1994.
This decrease was attributable to decreases in the volume of footwear sold, in addition to a decrease in the average underlying wholesale price per pair. The volume of footwear sold decreased 21.2% to 5,341,000 pair in 1995 from 6,778,000 pair in 1994. The average wholesale price per pair decreased by 2.8% to $21.49 in 1995 from $22.12 for 1994. This decrease in the average wholesale price per pair is primarily attributable to increases, as a percentage of revenues, in canvas product and the children's category which carry relatively lower wholesale prices per pair, as well as a decrease in the tennis/court category, as a percentage of revenues which carry relatively higher wholesale prices per pair. All major footwear categories decreased in volume as follows: Classics, tennis/court and children's categories decreased 13%, 36%, and 13%, respectively.

     Domestic revenues decreased 26.7% to $89,192,000 in 1995 from $121,729,000 in 1994. International product revenues decreased 6.2% in 1995 to $29,363,000 from $31,314,000 in 1994. International product revenues, as a percentage of total revenues, increased to 24.4% in 1995 from 20.2% in 1994. Fees earned by the Company on sales by foreign licensees and distributors decreased to $1,697,000 for 1995 from $1,892,000 for 1994.

     Gross profit margins decreased as a percentage of revenues to 35.4% in 1995 from 40.7% in 1994. Gross profit margins decreased primarily due to recording an estimated inventory reserve to reduce the carrying value to net realizable value on certain styles of shoes in the Classic, outdoor and blemished categories. The outdoor category was dropped from the Company's line in 1995. In addition, gross profit margins decreased due to changes in the domestic/international and product mix of sales.

     Selling, general and administrative expenses decreased 6.1% to $36,131,000 (30.1% of revenues) in 1995 from $38,458,000 (24.8% of revenues) in 1994. This decrease was primarily the result of decreases in direct advertising and promotion activities done to achieve a lower, more appropriate level of expenditures for selling, general and administrative expenses in relation to revenues. The Company believes the somewhat reduced level of direct advertising and promotion will not have a material impact on future sales levels. In addition, sample and development costs, payroll and payroll costs and bonuses decreased. These decreases were partially offset by expenses recorded which relate to the dissolution of the Company's Canadian subsidiary, additional bad debt expense recorded due to the unexpected bankruptcies of two of the Company's larger customers and an increase in warehouse storage costs due to higher inventory levels during 1995.

     Net interest income was $789,000 (0.6% of revenues) in 1995 compared to $254,000 (0.1% of revenues) in 1994, an increase of $535,000 or 210.6%. This increase in net interest income was the result of higher average balances and rates earned on commercial paper investments and lower outstanding balances owed under the Company's revolving credit facilities.

     The Company's effective tax rate increased to 74.2% in 1995 from 40.0% in 1994. At the end of 1995, the Company recorded deferred income taxes of $4,433,000 on the previously untaxed portion of unremitted earnings of a foreign subsidiary. This change in estimate was precipitated by the Company changing its intention regarding unremitted earnings of the foreign subsidiary. The Company decided to no longer indefinitely invest unremitted earnings of this foreign subsidiary and therefore deferred taxes were recorded. The Company changed its intention because of changes in the tax laws and the lack of foreign opportunities to invest the unremitted earnings of the foreign subsidiary.

     Net earnings decreased 87.5% to $1,853,000 or $.28 per common share in 1995 from $14,876,000 or $2.20 per common share in 1994. Included in the international results of operations presented in Note M to the Company's Consolidated Financial Statements were net losses of $1,885,000 and $479,000 incurred by the Company's Canadian and European operations, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a net cash inflow of approximately $9,183,000, $18,995,000, and $3,696,000 from its operating activities during 1996, 1995 and 1994, respectively. Cash provided by operations in 1996 decreased from 1995, primarily due to an increase in prepaid expenses and other assets (principally a prepayment to secure inventory purchases) and a decrease in net earnings, partially offset by a decrease in inventories. Cash provided by operations in 1995 increased from 1994, due to a decrease in inventories, accounts receivable and prepaid expenses and other assets, partially offset by a decrease in net earnings.

     The Company had a net outflow of cash from its investing activities during 1996 principally for the purchase of property, plant and equipment and the purchase of certain assets and rights of a small apparel brand where products are primarily sold in the Netherlands. The Company had a net inflow of cash from its investing activities during 1995 principally from the maturity of investment securities partially offset by capital expenditures.

     In 1996, the net cash provided by operating activities was used for the purchase of treasury stock and to pay cash dividends. In 1995, the net cash provided by operating activities was used to repay outstanding borrowings under the Company's lines of credit facilities and to pay cash dividends.

     The Company anticipates future cash needs for principal repayments required pursuant to the Company's lines of credit facilities. In addition, depending on the Company's future growth rate, additional funds may be required by operating activities. Finally, at December 31, 1996, approximately $23,046,000 of foreign subsidiary earnings which are not considered indefinitely invested will eventually be remitted to the parent company as circumstances warrant. Upon receipt of these funds, the Company will use approximately $9,061,000 in cash to pay income taxes previously accrued on these foreign subsidiary earnings. The Company's intention is to repatriate earnings of foreign operations as cash needs and other circumstances require. During 1997 and 1998, the Company will need approximately $4,900,000 for the construction of its new headquarters facility. See "Item 2. Properties". No other material capital commitments exist at December 31, 1996. With continued use of its revolving credit facility (as discussed below), the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 1997.

     In November 1996, the Company extended its share repurchase program from December 1996 to December 1997. Under this program the Company may purchase, from time to time as market conditions warrant, up to $10,000,000 of its Class A Common Stock on the open market. At that time, the authorization was increased by approximately $5,200,000 from $4,800,000 (the remaining amount of the previous $10,000,000 authorization) to $10,000,000. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchases under this program of 502,000 shares at an aggregate cost totaling approximately $5,221,000.

     In August 1996, the Company amended an agreement with a bank whereby the Company may borrow, in the form of a secured revolving credit facility, up to $30,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $23,387,000 at December 31, 1996. This facility currently expires in July 1998. Substantially all of the Company's assets (other than real estate) are pledged as security for this facility.

The credit facility provides for interest to be paid at the prime rate or, at the Company's discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility.

     The Company's European offices have agreements with a bank whereby they can borrow up to $5,000,000 in the form of secured revolving credit facilities. The unused portion of these credit facilities was $2,405,000 at December 31, 1996. These facilities are made available until terminated by either party.

     Total debt increased 86.0% to $1,711,000 at December 31, 1996 from $920,000 at December 31, 1995 (excluding outstanding letters of credit of $8,000,000 and $7,741,000 at December 31, 1996 and 1995, respectively). The increase was primarily due to borrowings under bank lines of credit under the Company's credit facility.

     The Company's working capital decreased $3,886,000 to $79,297,000 at December 31, 1996 from $83,183,000 at December 31, 1995.

     The Company has historically maintained higher levels of inventory relative to sales compared to its competitors because (1) it does not ship directly to its major domestic customers from its foreign contract manufacturers, to the same extent as its larger competitors, which would reduce inventory levels and increase inventory turns, and (2) unlike many of its competitors, the Company designates certain shoes as core products whereby the Company commits to its retail customers that it will carry core products from season to season and, therefore, the Company attempts to maintain open stock positions on its core products in the Company's Fontana, California distribution center to meet at-once orders. Notwithstanding the above, inventory levels at December 31, 1996 were higher than the Company desires because the Company purchased product to keep outside factories at level production loads and because the Company purchased significant amounts of nautical products in response to the nautical production sourcing difficulties experienced earlier in 1994. The Company is continuing to explore various ways in which it can reduce its inventory levels relative to sales.

     At the end of 1995, the Company recorded deferred income taxes of $4,433,000 on the previously untaxed portion of unremitted earnings of a foreign subsidiary. This change in estimate was precipitated by the Company changing its intention regarding unremitted earnings of the foreign subsidiary. The Company decided to no longer indefinitely invest unremitted earnings of this foreign subsidiary and therefore deferred taxes were recorded. The Company changed its intention because of changes in the tax law and the lack of foreign opportunities to invest the unremitted earnings of the foreign subsidiary.

     The federal income tax returns of the Company for the years ended December 31, 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). See Note H to the Company's Consolidated

Financial Statements. In December 1995, the IRS issued its report proposing additional taxes of approximately $3,850,000 plus penalties and interest. The Company is appealing the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993 and 1994 are currently in preliminary stages of examination by the IRS. Although no assurance can be given regarding the outcome of such examinations, the Company believes that any taxes which might become payable as a result of the proposed assessments for tax years 1990, 1991 and 1992 as well as any reasonably foreseeable assessments for tax years 1993 and 1994 would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Therefore, management believes that resolution of the IRS examinations should not have a material adverse impact on the Company's financial position and results of operations.

INFLATION

     The Company believes that distributors of footwear in the higher priced end of the footwear market, including the Company, are able to adjust their prices in response to an increase in direct and general and administrative expenses, without a significant loss in sales. Accordingly, to date, inflation and changing prices have not had a material adverse effect on the Company's revenues or earnings.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements required in response to this section are submitted as part of Item 14(a) of this Report.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
K.Swiss Inc.

     We have audited the consolidated balance sheets of K.Swiss Inc. as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K.Swiss Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     We have also audited Schedule II of K.Swiss Inc. for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ GRANT THORNTON LLP

Los Angeles, California
January 30, 1997

                                  K.SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                                  December 31,
                         (Dollar amounts in thousands)

                                     ASSETS

                                                                1996        1995
                                                              --------    --------
CURRENT ASSETS
   Cash and cash equivalents (Note A4)....................   $ 34,314    $ 31,431
   Accounts receivable, less allowance for doubtful
    accounts of $630 and $873 for 1996 and 1995,
    respectively (Notes E and L)..........................      14,702     14,764
   Inventories (Notes A5 and E)...........................      23,789     41,203
   Prepaid expenses and other (Note B)....................      15,674      1,197
   Deferred taxes (Notes A8 and H)........................       2,058      4,191
                                                              --------   --------
         Total current assets.............................      90,537     92,786
PROPERTY, PLANT AND EQUIPMENT, net (Notes A6, C and E)....       3,910      3,570
OTHER ASSETS
   Intangible assets (Notes A7, D and E)..................       5,005      5,096
   Other..................................................         823        926
                                                              --------   --------
                                                                 5,828      6,022
                                                              --------   --------
                                                              $100,275   $102,378
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank lines of credit (Note E)..........................   $  1,209    $    371
   Current maturities of capital lease obligations
    and subordinated debentures (Note G)..................        302          43
   Trade accounts payable.................................      3,239       4,529
   Accrued liabilities (Note F)...........................      6,490       4,660
                                                             --------    --------
         Total current liabilities........................     11,240       9,603
CAPITAL LEASE OBLIGATIONS.................................          -           6
SUBORDINATED DEBENTURES (Note G)..........................        200         500
DEFERRED TAXES (Notes A8 and H)...........................      9,266       8,200
COMMITMENTS AND CONTINGENCIES (Notes H and I).............          -           -
STOCKHOLDERS' EQUITY (Note K)
   Preferred Stock-authorized 2,000,000 shares of
    $.01 par value; none issued and outstanding...........          -           -
   Common Stock:
    Class A-authorized 18,000,000 shares of $.01 par
     value; 4,087,018 shares issued, 3,585,018 shares
     outstanding and 502,000 shares held in treasury at
     December 31, 1996 and 4,085,851 shares issued and
     outstanding at December 31, 1995.....................         41          41
    Class B-authorized 10,000,000 shares of $.01 par
     value; issued and outstanding 2,495,572 shares at
     December 31, 1996 and 1995, respectively.............         25          25
   Additional paid-in capital.............................     25,100      25,088
   Treasury Stock.........................................     (5,221)          -
   Retained earnings (Note E).............................     59,675      59,460
   Foreign currency translation (Note A9).................        (51)       (545)
                                                             --------    --------
                                                               79,569      84,069
                                                             --------    --------
                                                             $100,275    $102,378
                                                             ========    ========

        The accompanying notes are an integral part of these statements.

                                  K.SWISS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            Year Ended December 31,
            (Dollar amounts in thousands, except per share amounts)

                                           1996       1995       1994
                                         --------   --------   --------
Revenues (Notes A12, L and M).........   $106,833   $120,252   $154,935
Cost of goods sold....................     72,320     77,726     91,934
                                         --------   --------   --------
   Gross profit.......................     34,513     42,526     63,001
Selling, general and administrative
 expenses (Note A13)..................     33,440     36,131     38,458
                                         --------   --------   --------
   Operating profit...................      1,073      6,395     24,543
Interest income, net..................      1,527        789        254
                                         --------   --------   --------
   Earnings before income taxes.......      2,600      7,184     24,797
Income tax expense (Notes A8 and H)...      1,869      5,331      9,921
                                         --------   --------   --------
   NET EARNINGS.......................   $    731   $  1,853   $ 14,876
                                         ========   ========   ========


Earnings per share (Note A14).........       $.11       $.28      $2.20
                                         ========   ========   ========

        The accompanying notes are an integral part of these statements.

                                  K.SWISS INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three years ended December 31, 1996
                         (Dollar amounts in thousands)

                                              Common Stock                                                  Treasury Stock
                               ---------------------------------------------------                     ------------------------
                                       Class A                     Class B              Additional              Class A
                               -----------------------     -----------------------        paid-in      ------------------------
                                Shares         Amount       Shares         Amount         capital       Shares          Amount
                               --------       --------     --------       --------      ----------     --------        --------
Balance at January 1,
 1994........................    3,987,295       $40       2,568,773          $26         $24,732            -          $     -

Conversion of shares
 (Note K)....................       53,201         1         (53,201)          (1)              -            -                -

Proceeds from exercise
 of options (Note K).........       17,283         -               -            -             160            -                -

Income tax benefit of
 options exercised
 (Note K)....................            -         -               -            -              93            -                -

Dividends paid ($.08
 per share) (Note E).........            -         -               -            -               -            -                -

Net earnings for the
 year........................            -         -               -            -               -            -                -

Foreign currency
 translation (Note A9).......            -         -               -            -               -            -                -
                                  ---------      ---       ---------          ---         -------      -------          -------

Balance at December 31,
 1994.......................      4,057,779       41       2,515,572           25          24,985            -                -

Conversion of shares
 (Note K)....................        20,000        -         (20,000)           -               -            -                -

Proceeds from exercise
 of options (Note K).........         8,072        -               -            -              90            -                -

Income tax benefit of
 options exercised
 (Note K)....................             -        -               -            -              13            -                -

Dividends paid ($.08
 per share) (Note E).........             -        -               -            -               -            -                -

Net earnings for the
 year........................             -        -               -            -               -            -                -

Foreign currency
 translation (Note A9).......             -        -               -            -               -            -                -
                                  ---------      ---       ---------          ---         -------      -------          -------
Balance at December 31,
 1995........................     4,085,851       41       2,495,572           25          25,088            -                -
Proceeds from exercise
 of options (Note K).........         1,167        -               -            -              12            -                -
Purchase of treasury
 stock.......................             -        -               -            -               -      502,000           (5,221)

Dividends paid ($.08
 per share) (Note E).........             -        -               -            -               -            -                -

Net earnings for the
 year........................             -        -               -            -               -            -                -

Foreign currency
 translation (Note A9).......             -        -               -            -               -            -                -
                                  ---------      ---       ---------          ---         -------      -------          -------
Balance at December 31,
 1996.........................    4,087,018      $41       2,495,572          $25         $25,100      502,000          $(5,221)
                                  =========      ===       =========          ===         =======      =======          =======

                                                  Foreign
                                  Retained        currency
                                  Earnings       translation        Total
                                  --------       -----------        -----
Balance at January 1,
 1994........................      $43,781          $(560)          $68,019

Conversion of shares
(Note K).....................            -              -                 -

Proceeds from exercise
of options (Note K)..........            -              -               160

Income tax benefit of
options exercised
(Note K).....................            -              -                93

Dividends paid ($.08
per share) (Note E)..........         (524)             -              (524)

Net earnings for the
year.........................       14,876              -            14,876

Foreign currency
translation (Note A9)........            -             193              193
                                   -------           -----          -------
Balance at December 31,
1994.........................       58,133            (367)          82,817

Conversion of shares
  (Note K)...................            -               -                -

Proceeds from exercise
of options (Note K)..........            -               -               90

Income tax benefit of
options exercised
(Note K).....................            -               -               13

Dividends paid ($.08
per share) (Note E)..........         (526)              -             (526)

Net earnings for the
year.........................        1,853               -            1,853

Foreign currency
 translation (Note A9).......            -            (178)            (178)
                                   -------           -----          -------

Balance at December 31,
 1995........................       59,460            (545)          84,069

Proceeds from exercise
 of options (Note K).........            -               -               12

Purchase of treasury
 stock.......................            -               -           (5,221)

Dividends paid ($.08
 per share) (Note E).........         (516)              -             (516)

Net earnings for the
 year........................          731               -              731

Foreign currency
 translation (Note A9).......            -             494              494
                                   -------           -----          -------

Balance at December 31,
  1996.......................      $59,675           $ (51)         $79,569
                                   =======           =====          =======

The accompanying notes are an integral part of this statement.

                                 K.SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Year ended December 31,
                         (Dollar amounts in thousands)

                                                            1996        1995       1994
                                                          ---------   --------   --------
Cash flows from operating activities:
      Net earnings.....................................   $    731    $ 1,853   $ 14,876
      Adjustments to reconcile net earnings to
      net cash provided by operating activities:
             Depreciation and amortization.............      1,197      1,181      1,226
             Loss (gain) on disposal of equipment
             and goodwill..............................          -        152       (114)
             Deferred income taxes.....................      3,199        960      1,062
             Decrease in accounts receivable...........         64      9,628        769
             Decrease (increase)in inventories.........     17,399      4,823    (12,194)
             (Increase) decrease in prepaid expenses
             and other assets..........................    (14,373)     1,354     (1,702)
             Increase (decrease) in accounts payable
             and accrued liabilities...................        556       (956)      (227)
             Foreign currency translation write off
                for K-Swiss Canada.....................        410          -          -
                                                          --------    -------   --------
       Net cash provided by operating activities             9,183     18,995      3,696

Cash flows from investing activities:
      Cash paid for acquisition of certain assets
      and rights of Robey Sportswear...................       (435)         -          -
      Purchase of investment securities................                     -     (5,102)
      Proceeds from maturity of investment
      securities.......................................          -      5,102          -
      Purchase of property, plant and equipment........     (1,034)      (397)      (668)
      Proceeds from disposal of property, plant
      and equipment....................................         15         18        619
                                                          --------    -------   --------
       Net cash (used in) provided by investing
             activities................................     (1,454)     4,723     (5,151)

Cash flows from financing activities:
      Net borrowings (repayments) under bank lines
      of credit and capital leases.....................        790     (2,479)    (2,064)
      Purchase of treasury stock.......................     (5,221)         -          -
      Payment of dividends.............................       (516)      (526)      (524)
      Proceeds from stock options exercised............         12         90        160
      Income tax benefit of options exercised..........          -         13         93
                                                          --------    -------   --------
       Net cash used in financing activities...........     (4,935)    (2,902)    (2,335)

Effect of exchange rate changes on cash................         89       (102)        73
                                                          --------    -------   --------

             Net increase (decrease)in cash
             and cash equivalents......................      2,883     20,714     (3,717)

Cash and cash equivalents at beginning of period            31,431     10,717     14,434
                                                          --------    -------   --------

Cash and cash equivalents at end of period.............   $ 34,314    $31,431   $ 10,717
                                                          ========    =======   ========

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
             Interest..................................   $    213    $   239   $    279
             Income taxes..............................   $  1,171    $ 3,341   $ 10,010


       The accompanying notes are an integral part of these statements.

                                   K.SWISS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996, 1995 and 1994



  NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Nature of Operations
     --------------------

     The Company designs, develops and markets footwear for high performance use, fitness and casual activities. The Company operates in an industry dominated by a small number of very large competitors. The size of these competitors enables them to lead the product direction of the industry, and therefore, potentially diminish the value of the Company's products. In addition to generally greater resources, these competitors spend substantially more money on advertising and promotion than the Company and therefore dominate market share. The Company's market share is estimated at approximately one percent. Lastly, the retail environment forecasted for the near term is difficult, which could put additional pressure on the Company's ability to maintain margins.

     The Company purchases its products from a small number of contract manufacturers in China and Indonesia. This concentration of suppliers in these locations subjects the Company to the risk of interruptions of product flow for various reasons and possible loss of sales, which would affect operating results adversely.

     Recently, the United States Trade Representative ("USTR") has expressed concern about the protection of intellectual property rights within China. The failure of the Chinese government to make substantial progress with respect to these concerns could result in the imposition of retaliatory duties on imports from China, including footwear, which could affect the cost of products purchased and sold by the Company.

2.   Estimates in Financial Statements
     ---------------------------------

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements; and revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   Basis of Consolidation
     ----------------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany

                                   K.SWISS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1996, 1995 and 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

transactions and balances have been eliminated. Certain reclassifications have been made in the 1995 presentation to conform with the 1996 presentation.

4.   Cash Equivalents
     ----------------

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

5.   Inventories
     -----------

     Inventories, consisting of merchandise held for resale, are stated at the lower of cost (first-in, first-out method) or market. Management continually evaluates its inventory position and implements promotional or other plans to reduce inventories to appropriate levels relative to its sales estimates for particular product styles or lines. Estimated losses are recorded when such plans are implemented. It is at least reasonably possible that management's plans to reduce inventory levels will be less than fully successful, and that such an outcome would result in a change in the inventory reserve in the near-term.

6.   Property, Plant and Equipment
     -----------------------------

     Property, plant and equipment are carried at cost. For financial reporting and tax purposes, depreciation and amortization are calculated using straight-line and accelerated methods over the estimated service lives of the depreciable assets. The service lives of the Company's buildings and related improvements are 25 and 5 years, respectively. Equipment is depreciated from 5 to 10 years and leasehold improvements are amortized over the lives of the respective leases.

7.   Intangible Assets
     -----------------

     Intangible assets are being amortized using the straight-line method over their estimated economic useful lives at the time of acquisition. The intangible assets principally include trademarks and contingent purchase payments and are amortized over 30 to 35 years. Other intangible assets consist of organization costs and trademark defense costs and are amortized over 5 to 7 years.

                                  K.SWISS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1996, 1995 and 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

8.   Income Taxes
     ------------

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Provision is made for appropriate United States income taxes on earnings of subsidiary companies which are intended to be remitted to the parent company.

9.   Foreign currency translation
     ----------------------------

     Assets and liabilities of certain foreign operations are translated into U.S. dollars at current exchange rates. Income and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are taken directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in income.

10.  Fair Value of Financial Instruments
     -----------------------------------

     For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the line of credit, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Long-term subordinated debentures are carried at amounts that approximate fair value. The estimated fair value of the subordinated debentures is based on borrowing rates currently available to the Company for bank loans with similar terms and maturities.

                                   K.SWISS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1996, 1995 and 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

11.  Financial Risk Management and Derivatives
     -----------------------------------------

     The Company enters into foreign exchange contracts in order to reduce the impact of foreign currency fluctuations (principally German marks and Dutch guilders) and not to engage in currency speculation. The use of derivatitive financial instruments allows the Company to reduce its exposure to the risk that the eventual dollar net cash inflow or outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. The Company does not hold or issue financial instruments for trading purposes. The foreign exchange contracts are designated for firmly committed or forecasted purchases and sales. These transactions are generally expected to occur in less than one year. Gains and losses related to hedges of firmly committed transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses of foreign exchange contracts that are designated for forecasted transactions are recognized as the exchange rates change. At December 31, 1996 and 1995, deferred gains and losses are not material to the consolidated financial statements.

     The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies (principally German marks and Dutch guilders) at maturity, at rates agreed to at the inception of the contracts. The counterparty to derivative transactions is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with these institutions. The credit risk is limited to the unrealized gains in such contracts should this counterparty fail to perform as contracted.

     The aggregate notional principal amounts and fair values of the Company's derivative financial instruments were $3,918,000 and $150,000 at December 31, 1996, respectively and $2,439,000 and $90,000 at December 31, 1995,
respectively. The estimated fair value of derivatives used to hedge the Company's risks will fluctuate over time. The fair value of the forward exchange contracts is estimated by obtaining quoted market prices.

                                   K.SWISS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1996, 1995 and 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

12.  Recognition of Revenues
     -----------------------

     Revenues include sales and fees earned on sales by licensees and are recognized upon shipment of goods.

13.  Advertising Costs
     -----------------

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $3,073,000, $1,941,000, and $3,482,000 for 1996, 1995, and 1994, respectively.

14.  Earnings per Share
     ------------------

     Earnings per common share is computed based on the weighted average number of common and common equivalent (stock options and warrants) shares outstanding for the year. The weighted average number of shares outstanding for the years ended December 31, 1996, 1995 and 1994 was approximately 6,473,000, 6,645,000, and 6,754,000, respectively.

                                   K.SWISS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1996, 1995 and 1994


NOTE B - PREPAID EXPENSES AND OTHER

     Prepaid expenses and other as of December 31 consist of the following

(in thousands):

                                                                                 1996       1995
                                                                               --------   --------
      Prepayment to secure inventory purchases..............................   $11,327     $    -
      Income taxes receivable...............................................     3,682        412
      Other prepaid expenses................................................       665        785
                                                                               -------    -------
                                                                               $15,674    $ 1,197
                                                                               =======    =======

NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31 consists of the following
(in thousands):
                                                                                 1996       1995
                                                                               -------    -------

      Building and improvements.............................................   $ 2,071    $ 2,067
      Furniture, machinery and equipment....................................     4,085      3,910
      Leased property under capital leases..................................       766        786
                                                                               -------    -------
                                                                                 6,922      6,763
      Less accumulated depreciation and
            amortization....................................................    (4,835)    (4,325)
                                                                               -------    -------
                                                                                 2,087      2,438
      Land..................................................................     1,823      1,132
                                                                               -------    -------
                                                                               $ 3,910    $ 3,570
                                                                               =======    =======

     Accumulated amortization of leased property is approximately $760,000 and $736,000 at December 31, 1996 and 1995, respectively.


NOTE D - INTANGIBLE ASSETS

     Intangible assets as of December 31 consist of the following (in thousands):


                                           1996       1995
                                         --------   --------

      Contingent purchase payments....   $ 4,579    $ 4,579
      Trademarks......................     2,269      2,082
      Other...........................       387        198
      Less accumulated amortization...    (2,230)    (1,763)
                                         -------    -------
                                         $ 5,005    $ 5,096
                                         =======    =======

                                   K.SWISS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1996, 1995 and 1994



NOTE E - BANK LINES OF CREDIT

     The Company maintains revolving credit facilities whereby it may borrow up to an aggregate of $35,000,000 including outstanding letters of credit and bankers' acceptances. The weighted average interest rate provided under these credit facilities was 4.53% and 7.75% at December 31, 1996 and 1995. Until August of 1996, a fee of up to 1/4% of the average unused line was paid for availability of the primary credit facility. Currently, a fee of up to 1/8% of the average unused line is paid for availability of the primary credit facility.

     The credit agreement contains certain covenants and financial ratio requirements, including restrictions on dividend payments. At December 31, 1996, $5,884,000 was unrestricted as to the payment of dividends. The amounts borrowed under the facilities are collateralized by substantially all of the assets of the Company.

     Under the most restrictive covenant, the Company must maintain stockholders' equity, including subordinated debt, less intangible assets and exclusive of treasury stock of at least $69,040,000 at December 31, 1996.


NOTE F - ACCRUED LIABILITIES

     Accrued liabilities as of December 31 consist of the following (in thousands):


                         1996     1995
                        ------   ------

      Income taxes...   $1,315   $  524
      Bonuses........      680      267
      Other..........    4,495    3,869
                        ------   ------
                        $6,490   $4,660
                        ======   ======

NOTE G - SUBORDINATED DEBENTURES

     The subordinated debentures are payable to an officer and a director of the Company. The debentures bear interest at 10%. Interest is due on the unpaid balance quarterly. The debentures are due in full in 2001, however, beginning June 30, 1996 the debenture holders could require the Company to redeem a portion of principal semi-annually.

                                   K.SWISS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1996, 1995 and 1994


NOTE H - INCOME TAXES

     The provision for income taxes includes the following for the years ended December 31 (in thousands):

                                            1996         1995     1994
                                            ----         ----     ----
        Current
          United States
            Federal......................     $(1,961)  $3,570   $7,351
            State........................         514      677    1,438
          Foreign........................         117      124       70
        Deferred
          United States
            Federal......................       2,864      859      958
            State........................         335      101      104
                                               ------   ------   ------
                                               $1,869   $5,331   $9,921
                                               ======   ======   ======

     A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate follows for the years ended December 31:


                                               1996     1995    1994
                                               -----   ------   -----

          U.S. Federal statutory rate.......   34.0%    34.0%   35.0%
          State income taxes................    4.1      4.1     3.8
          State income tax audit............   18.3        -       -
          California net operating loss
           carryforward limitation..........    4.4        -       -
          Subsidiary liquidation............      -    (36.0)      -
          Unremitted prior years earnings
           of foreign subsidiary............      -     61.7       -
          Net results of other foreign
           subsidiaries.....................    7.4      7.0     0.4
          Amortization of intangibles.......    2.5      0.9     0.3
          Other.............................    1.2      2.5     0.5
                                               ----    -----    ----
                                               71.9%    74.2%   40.0%
                                               ====    =====    ====

     Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

                                              1996     1995
                                             ------   ------

            Net current assets............   $2,058   $4,191
            Net non-current liabilities...    9,266    8,200
                                             ------   ------
            Net liability.................   $7,208   $4,009
                                             ======   ======

                                   K.SWISS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1996, 1995 and 1994



NOTE H - INCOME TAXES - (Continued)

     Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):


                                                      1996     1995
                                                      ----     ----
                 Assets
                  State taxes.......................  $ 261   $  231
                  State tax net operating
                   loss carryforwards...............    137        -
                  Bad debts.........................    121      175
                  Inventory reserve and
                   capitalized costs................  1,487    1,224
                  Subsidiary stock deduction........      -    2,585
                  Other.............................     88        -
                                                      -----    -----
                   Gross deferred tax assets........  2,094    4,215

                 Liabilities
                  Unremitted earnings of a
                   foreign subsidiary...............  9,061    8,035
                  Contingent purchase payments......    196      176
                  Accelerated depreciation..........      -        -
                  Other.............................     45       13
                                                      -----    -----
                   Gross deferred tax
                    liabilities.....................  9,302    8,224
                                                      -----    -----

                  Net deferred tax liability........ $7,208   $4,009
                                                      =====    =====

     At December 31, 1996, the Company had approximately $1,874,000 of California net operating loss carryforwards available to offset future taxable income. Such carryforwards reflect state income tax losses incurred which will expire in 2001.

     The Company did not record any valuation allowances against deferred tax assets at December 31, 1996. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.

     At the end of 1995, the Company recorded deferred income taxes of $4,433,000 ($.67 per share) on the previously untaxed portion of unremitted earnings of a foreign subsidiary. This change in estimate was precipitated by the Company changing its intention regarding unremitted earnings of the foreign subsidiary. The Company decided to no longer indefinitely invest unremitted earnings of this foreign subsidiary and therefore deferred taxes were recorded. The Company changed its intention because of changes in the tax law and the lack of foreign opportunities to invest the unremitted earnings of the foreign subsidiary.

                                   K.SWISS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1996, 1995 and 1994



NOTE H - INCOME TAXES - (Continued)

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

NOTE I - COMMITMENTS AND CONTINGENCIES

     The Company leases its principal warehouse facility through January 1998, under an agreement which provides for an option to extend the lease for three years. The Company also leases its principal executive offices under an agreement expiring in April 1998. This lease provides for two options, each of which would extend the lease by one month. In addition, certain property and equipment is leased primarily on a month to month basis. Future minimum rental payments under these leases as of December 31, 1996 are as follows (in thousands):


       Year ending
       December 31,
       ------------
          1997...................................... $1,483
          1998......................................    302
          1999......................................     89
          2000......................................     54
          2001......................................      2
                                                      -----
                                                     $1,930
                                                      =====

     Rent expense for operating leases was approximately $1,615,000, $1,676,000, and $1,281,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

                                   K.SWISS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1996, 1995 and 1994


NOTE I - COMMITMENTS AND CONTINGENCIES - (Continued)

     The Company has outstanding letters of credit totaling approximately $8,000,000 and $7,741,000 at December 31, 1996 and 1995 respectively. These letters of credit, which have original terms from one to four months, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is based on fees currently charged for similar agreements and is not significant at December 31, 1996 and 1995.

     The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe it is presently a party to litigation which will have a material adverse effect on its business or operations.

NOTE J - EMPLOYEE BENEFIT PLANS

     In 1988, the Company adopted a discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The expense for this plan was approximately $17,000, $218,000 and $411,000 for 1996, 1995 and 1994,
respectively.

NOTE K - STOCKHOLDERS' EQUITY

          Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock at the option of the Class B stockholder. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share for all matters submitted to a vote of the stockholders of the Company, other than the election of directors. Holders of Class A Common Stock are initially entitled to elect two directors and holders of Class B Common Stock are entitled to elect all directors other than directors that the holders of Class A Common Stock are entitled to elect. If the number of members of the Company's Board of Directors is increased to not less than eleven and not greater than fifteen (excluding directors representing holders of Preferred Stock, if any), holders of Class A Common Stock will be entitled to elect three directors. If the number of members of the Company's Board of Directors is increased to a number greater than fifteen (excluding directors representing holders of Preferred Stock, if any), holders of Class A Common Stock will be entitled to elect four directors.

                                   K.SWISS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1996, 1995 and 1994


NOTE K - STOCKHOLDERS' EQUITY - (Continued)

     During 1988, the Company adopted the 1988 Stock Option Plan under which it was authorized to issue non-qualified stock options, incentive stock options, and warrants to key employees to purchase up to an aggregate of 157,500 shares of Class A Common Stock.

     In 1990, the unused portion of the 1988 Plan was terminated and the Company adopted the 1990 Stock Option Plan. As amended, the number of options available for issuance under the 1990 Stock Option Plan is 825,000 shares of Class A Common Stock. The options have a term of ten years and generally become fully vested by the end of the fifth year.

Combined plan transactions for 1996, 1995 and 1994 are as follows:


                           1996                        1995                        1994
                  ----------------------       ---------------------       ---------------------
                                Weighted                    Weighted                    Weighted
                                average                     average                     average
                                exercise                    exercise                    exercise
                  Shares         price         Shares        price         Shares        price
                  ------        --------       ------       --------       ------       --------
   Options
    outstanding
    January 1,... 587,662         $15.47      628,326         $15.53      565,545         $14.61
   Granted....... 178,800           8.80        8,700           8.50      125,750          18.17
   Exercised.....  (1,167)         10.00       (8,072)         11.24      (17,283)          9.29
   Canceled...... (80,033)         17.39      (41,292)         15.79      (45,686)         13.77
                  -------                     -------                     -------
   Options
    outstanding
    December 31,. 685,262          13.51      587,662          15.47      628,326          15.53
                  =======                     =======                     =======

   Options
    available for
    grant at
    December 31,. 121,155                     219,922                      37,470

 Weighted average fair value of options granted during the year are as follows:

                                     1996            1995
                                    ------          ------
  Exercise price
   is below market
   price at date
   of grant.......                  $ 8.75          $12.29

  Exercise price
   equals market
   price at date
   of grant.......                    3.14            4.96

                                       44

                                  K.SWISS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        December 31, 1996, 1995 and 1994


NOTE K - STOCKHOLDERS' EQUITY - (Continued)

The following information applies to options outstanding at December 31, 1996:


                                Options Outstanding             Options Exercisable
                        ------------------------------------   ----------------------
                                      Weighted
                                       average      Weighted                 Weighted
                                      remaining     average                  average
                         Number      contractual    exercise     Number      exercise
                        outstanding  life (years)    price     exercisable    price
                        -------------------------   --------   -----------   --------

  Range of
   exercise prices

  $ 1.00 - $ 2.51          35,391           7       $ 1.38         9,266     $ 2.45
  $ 8.75 - $12.50         282,536           8         9.88       117,278      10.49
  $13.50 - $19.25         287,835           5        16.33       245,670      16.18
  $21.25 - $23.00          79,500           8        21.63        41,000      21.25
                          -------                                -------

                          685,262                    13.51       413,214      14.76
                          =======                                =======

     The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for 1996 and 1995:

   Expected life (years).........     7
   Risk-free interest rate.......   5.5%
   Volatility....................    20%
   Dividend yield................    .7%

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     During 1996, 1995 and 1994, 14,000, 4,000, and 21,300 options, respectively, were granted at exercise prices below fair market value. This resulted in net compensation expense of $28,000, $55,000, and $37,000 for 1996, 1995 and 1994, respectively. All other options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

                                  K.SWISS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        December 31, 1996, 1995 and 1994



NOTE K - STOCKHOLDERS' EQUITY - (Continued)

     In connection with the exercise of options, the Company realized income tax benefits in 1996, 1995 and 1994 which have been credited to additional paid-in capital.

     Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have been:


                                     1996     1995
                                     -----   -------
    Net earnings (in thousands)
      As reported.................   $ 731    $1,853
      Pro forma...................     742     1,906

    Primary earnings per share
      As reported.................   $ .11    $  .28
      Pro forma...................     .11       .29

     The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

NOTE L - CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and financial instruments used in hedging activities. The Company maintains cash and cash equivalents with high quality institutions and limits the amount of credit exposure to any one institution. As part of its cash and risk management processes, the Company performs periodic evaluations of the relative credit standing of the financial institutions.

     During the years ended December 31, 1996, 1995 and 1994, approximately 11%, 12%, and 16%, respectively, of revenues were made to one domestic customer. At December 31, 1996 and 1995 approximately 14% and 8%, respectively, of accounts receivable were from this major customer. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures and for international receivables, the use of letters of credit and letters of guarantee.

                                  K.SWISS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        December 31, 1996, 1995 and 1994


NOTE M - OPERATIONS BY GEOGRAPHIC AREA

     The Company's predominant business is the design, development and distribution of athletic footwear. Information about the Company's domestic and international revenues, operating income and other financial information is presented below (in thousands):


                                                    Year ended December 31,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------
       Revenues from unrelated entities:
        United States.......................   $ 76,170    $ 89,220    $122,027
        International.......................     30,663      31,032      32,908
                                                -------     -------     -------
                                               $106,833    $120,252    $154,935
                                                =======     =======     =======
       Inter-geographic revenues:
        United States.......................   $  2,102    $  4,337    $  3,995
        International.......................      4,573       6,240       4,975
                                                -------     -------     -------
                                               $  6,675    $ 10,577    $  8,970
                                                =======     =======     =======
       Total Revenues:
        United States.......................   $ 78,272    $ 93,557    $126,022
        International.......................     35,236      37,272      37,883
        Less Inter-geographic revenues......     (6,675)    (10,577)     (8,970)
                                                -------     -------     -------
                                               $106,833    $120,252    $154,935
                                                =======     =======     =======
       Operating profit:
        United States.......................   $  3,720    $  9,116    $ 25,297
        International.......................      2,271       2,608       5,213
        Less corporate expenses and
         eliminations.......................     (4,918)     (5,329)     (5,967)
                                                -------     -------     -------
                                               $  1,073    $  6,395    $ 24,543
                                                =======     =======     =======
       Identifiable assets:
        United States.......................   $ 42,068    $ 56,896    $ 64,422
        International.......................     30,531      17,664      25,868
        Corporate assets and eliminations        27,676      27,818      10,034
                                                -------     -------     -------
                                               $100,275    $102,378    $100,324
                                                =======     =======     =======


NOTE N - QUARTERLY FINANCIAL DATA (Unaudited)

     Summarized quarterly financial data for 1996 and 1995 follows (in thousands except for per share amounts):


                                    First         Second         Third        Fourth
                                   Quarter        Quarter       Quarter       Quarter        Year
----------------------------------------------------------------------------------------------------
1996
 Revenues.......................   $34,365        $26,019       $28,781       $17,668      $106,833
 Gross profit...................    12,445          7,740         9,063         5,265        34,513
 Net earnings (loss)............     2,127           (731)          281          (946)          731
 Earnings (loss) per share......   $   .32        $  (.11)      $   .04       $  (.16)     $    .11

1995
 Revenues.......................   $42,761        $29,731       $29,361       $18,399      $120,252
 Gross profit...................    17,024         11,517         9,834         4,151        42,526
 Net earnings (loss)............     4,031          1,503         1,016        (4,697)        1,853
 Earnings (loss) per share......   $   .60        $   .23       $   .15       $  (.71)     $    .28

                                  K.SWISS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        December 31, 1996, 1995 and 1994


NOTE N - QUARTERLY FINANCIAL DATA (Unaudited) - (Continued)

     In the fourth quarter of 1995, the Company recorded $4,433,000 of income taxes on previously unremitted earnings of a foreign subsidiary (see Note H). In addition, to reduce the carrying value to net realizable value on certain styles of shoes, the Company recorded in the fourth quarter an estimated inventory reserve of $1,096,000, net of income taxes. Finally, the Company provided for estimated costs relating to the liquidation of its Canadian subsidiary of $824,000, net of income taxes. These charges were partially offset by the tax benefit of $2,585,000 from the liquidation of the Canadian subsidiary.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information disclosed in Item 4(a) of this Annual Report on Form 10-K, the information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 22, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 22, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 22, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 22, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                             Page Reference
                                                               Form 10-K
                                                             --------------
(a)       FINANCIAL STATEMENTS:
          Report of Independent Certified Public Accountants....     28
          Consolidated Balance Sheets as of December 31, 1996
            and 1995............................................     29
          Consolidated Statements of Earnings for the three
            years ended December 31, 1996.......................     30
          Consolidated Statement of Stockholders' Equity for
            the three years ended December 31, 1996.............     31
          Consolidated Statements of Cash Flows for the three
            years ended December 31, 1996.......................     32
          Notes to Consolidated Financial Statements............   33 - 48

(b)      REPORTS ON FORM 8-K

         A Form 8-K, dated November 8, 1996, was filed with the Securities and Exchange Commission during the fourth quarter of 1996. The Form 8-K reported the issuance of a press release on November 8, 1996, relating to the announcement of the extension by the Company of its share repurchase program whereby the Company may purchase up to $10,000,000 of its Class A Common Stock on the open market through December 1997. The program was extended from December 1996 to December 1997 and was increased by approximately $5,200,000 from $4,800,000 (the remaining amount of the previous $10,000,000 authorization) to $10,000,000. A copy of the November 8, 1996 press release was attached as exhibit 99 to the report.

(c)      EXHIBITS

         3.1 Amended and Restated Certificate of Incorporation of K.Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         3.2 Certificate of Designations of Class A Common Stock of K.Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         3.3 Certificate of Designations of Class B Common Stock of K.Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         3.4 Amended and Restated Bylaws of K.Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1991).

         4.1 Specimen K.Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         4.2 Specimen K.Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         4.3 $400,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 originally issued to The Rug Warehouse, Inc. Pension Plan and Trust (incorporated by reference to exhibit 4.7 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         4.4 $100,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 issued to George E. Powlick (incorporated by reference to exhibit 4.8 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         9.1 Voting Agreement by and between Steven B. Nichols and each of Lawrence Feldman and George Powlick dated as of June 11, 1990, as amended (incorporated by reference to exhibit 9.1 to the Registrant's Form 10-K for the year ended December 31, 1990).

         9.2 Stockholders Agreement dated as of December 30, 1986 by and among 324 Corp., Steven B. Nichols, Kenneth J. Zises and The Biltrite Corporation (incorporated by reference to exhibit 9.2 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         9.3 Letter Agreement dated May 3, 1990 by and among the Company, Steven B. Nichols, Kenneth J. Zises, The Biltrite Corporation and certain affiliates (incorporated by reference to exhibit 9.3 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         9.4 Voting Agreement dated May 3, 1990 by and between The Biltrite Corporation and the Nichols Family Trust (incorporated by reference to exhibit 9.4 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         10.1 K.Swiss Inc. 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         10.2 Amendment to K.Swiss Inc. 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.36 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993).

         10.3 Amendment to K.Swiss Inc. 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.32 to the Registrant's Form 10-K for the fiscal year ended December 31, 1995).

         10.4 324 Corp. 1988 Stock Option Plan (incorporated by reference to exhibit 10.2 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         10.5 K.Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         10.6 Amendment to K.Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993).

         10.7 Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant's Form 10-K for the fiscal year ended December 31,
               1994).

         10.8 Form of Indemnity Agreement entered into by and between K.Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         10.9 Distributor agreement dated June 10, 1991 by and between K.Swiss International Ltd. and Five Lines Corporation (incorporated by reference to exhibit 10.5 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991).

         10.10 Employment Agreement dated as of June 11, 1990 with Steven B. Nichols (incorporated by reference to exhibit 10.11 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         10.11 First Amendment to Employment Agreement with Steven B. Nichols dated November 13, 1991 (incorporated by reference to exhibit
               10.32 to the Registrant's Form 10-K for the fiscal year ended December 31, 1991).

         10.12 Employment Agreement between the Registrant and Steven B. Nichols dated as of April 30, 1993 (incorporated by reference to exhibit
               10.30 to the Registrant's Form S-1 Registration Statement No. 33-62254).

         10.13 Employment Agreement between the Registrant and Steven B. Nichols dated as of March 1, 1995 (incorporated by reference to exhibit
               10.2 to the Registrant's Form 10-Q for the quarter ended June 30,
               1995).

         10.14 Note and Warrant Agreement dated as of December 29, 1986 by and among K.Swiss, 324 Corp. and John Hancock Mutual Life Insurance Company (incorporated by reference to exhibit 10.18 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         10.15 Amendment to Note and Warrant Agreement dated as of August 1, 1988 by and among K.Swiss, 324 Corp. and John Hancock Mutual Life Insurance Company (incorporated by reference to exhibit 10.19 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         10.16 Note Agreement dated August 25, 1989 and Amendment to Note and Warrant Agreement dated as of December 29, 1986, as amended, by and between K.Swiss Inc. and John Hancock Mutual Life Insurance Company (incorporated by reference to exhibit 10.20 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         10.17 Amendment to Note and Warrant Agreement, as amended, dated as of April 26, 1990 by and among K.Swiss Inc., the Registrant and John Hancock Mutual Life Insurance Company (incorporated by reference to exhibit 10.21 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         10.18 Amendment to Note and Warrant Agreement as amended, and Note Agreement, dated as of January 15, 1991, between the Registrant and John Hancock Mutual Life Insurance Company (incorporated by reference to exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 1990).

         10.19 Stock Pledge Agreement, Secured Promissory Note and Letter Agreement dated as of December 26, 1990 by and between the Registrant and George Powlick (incorporated by reference to exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1990).

         10.20 Stock Pledge Agreement, Secured Promissory Note and Letter Agreement dated as of April 10, 1991 by and between Registrant and George Powlick (incorporated by reference to exhibit 10.33 to the Registrant's Form 10-K for the fiscal year ended December 31,
               1991).

         10.21 Stock Pledge Agreement and Secured Promissory Note dated as of April 10, 1991 by and between the Registrant and Lawrence D. Feldman (incorporated by reference to exhibit 10.34 to the Registrant's Form 10-K for the fiscal year ended December 31,
               1991).

         10.22 Purchase Agreement dated as of December 29, 1986 by and between 324 Corp. and The Biltrite Corporation (incorporated by reference to exhibit 10.37 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         10.23 Amendment to Purchase Agreement dated December 29, 1986 by and between 324 Corp. and The Biltrite Corporation (incorporated by reference to exhibit 10.34 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         10.24 Amendment to Purchase Agreement dated December 29, 1986 by and between 324 Corp. (the Registrant's predecessor in interest) and The Biltrite Corporation (incorporated by reference to exhibit
               10.33 to the Registrant's Form S-1 Registration Statement No. 33-62254).

         10.25 Registration Rights Agreement between the Registrant and Steven
               B. Nichols dated as of April 30, 1993 (incorporated by reference to exhibit 10.31 to the Registrant's Form S-1 Registration Statement No. 33-62254).

         10.26 Amended and Restated Registration Rights Agreement between the Registrant and Steven B. Nichols dated as of April 30, 1993 (incorporated by reference to exhibit 10.32 to the Registrant's Form S-1 Registration Statement No. 33-62254).

         10.27 Lease dated April 25, 1990 by and between the Registrant and Premier Business Properties, Ltd. No. 1 (incorporated by reference to exhibit 10.35 to the Registrant's Form S-1 Registration Statement No. 33-34369).

         10.28 Amendment to Lease Agreement dated April 25, 1990 by and between the Registrant and Premier Business Properties, Ltd. No. 1 (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1994).

         10.29 Lease Agreement dated November 30, 1992 by and between K.Swiss Inc. and S. Daryl Parker, d.b.a. Parker Industrial Properties (incorporated by reference to exhibit 10.28 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992).

         10.30 Lease Agreement dated March 25, 1993 between the Registrant and Woodpecker Manufacturing Company, Inc. (incorporated by reference to exhibit 10.34 to the Registrant's Form S-1 Registration Statement No. 33-62254).

         10.31 Credit Agreement dated March 25, 1994 by and among the Registrant and Bank of America National Trust and Savings Association, with schedules (incorporated by reference to exhibit 10.33 to the Registrant's Form 10-K for the fiscal year ended December 31,
               1994).

         10.32 Amendment to Credit Agreement dated March 25, 1994 by and among the Registrant and Bank of America National Trust and Savings Association (incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1995).

         10.33 Second Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1996).

         10.34 Agreement for the Purchase of Assets and Rights of Robey between
               N. Chr. M. Wilke and NMB-Heller N.V. and K.Swiss International Ltd., dated January 4, 1996 (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31,
               1996).

         11    Statement re: Computation of Earnings Per Share.

         21    Subsidiaries of K.Swiss Inc.

         23    Consent of Grant Thornton LLP.

         27    Financial Data Schedule



   (d)   SCHEDULES
                                                                      Page
                                                                      ----


        Financial Statement Schedules:
          Schedule II - Valuation and Qualifying Accounts.............  58


         All supplemental schedules other than as set forth above are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              K.Swiss Inc.


                              By /s/ George Powlick
                                -------------------------------------
                                  George Powlick, Vice-President and
                                  Chief Financial Officer

                              February 12, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                              Title                        Date
     ---------                              -----                        ----

                                     Chairman of the Board,
   /s/ Steven Nichols                President and Chief             February 12, 1997
---------------------------          Executive Officer
       Steven Nichols


                                     Vice President Finance,
                                     Chief Financial Officer,
   /s/ George Powlick                Principal Accounting
---------------------------          Officer, Secretary and          February 12, 1997
       George Powlick                Director


   /s/ Stanley Bernstein             Director                        February 12, 1997
---------------------------
      Stanley Bernstein



   /s/ Lawrence Feldman              Director                        February 12, 1997
---------------------------
      Lawrence Feldman



   /s/ Stephen Fine                  Director                        February 12, 1997
---------------------------
      Stephen Fine



   /s/ Jonathan Layne                Director                        February 12, 1997
---------------------------
      Jonathan Layne



   /s/ Martyn Wilford                Director                        February 12, 1997
----------------------------
      Martyn Wilford



                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

          Column A                     Column B                     Column C                  Column D                Column E
   ----------------------       --------------------      --------------------------    --------------------     ------------------
                                                                  Additions
                                                          --------------------------
                                                          Charged to      Charged to                                 Balance at
                                Balance at Beginning       Costs and        Other          Write-offs and                End
         Description                 of Period              Expenses       Accounts        Deductions, Net            of Period
   ----------------------       --------------------      --------------------------    --------------------     ------------------
  Allowance for bad debts....      (1994)    $1,153         $  632         $ -                $(1,073)                  $  712
                                   (1995)       712          1,504           -                 (1,343)                     873
                                   (1996)       873            247           -                   (490)                     630

  Allowance for inventories..      (1994)       241              -           -                    (96)                     145
                                   (1995)       145          3,389           -                 (1,735)                   1,799
                                   (1996)     1,799          2,977           -                 (1,896)                   2,880

                                 EXHIBIT INDEX

   Number                                                  Page
   ------                                                  ----
 11         Statement re: Computation of Earnings Per       60
            Share.

 21         Subsidiaries of K.Swiss Inc.                    61

 23         Consent of Grant Thornton LLP.                  62

 27         Financial Data Schedule                         63