Form 10-Q
period 1997-03-31
K SWISS INC
filed 1997-04-23
CIK 862480

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   (Mark One)

 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934
       For the period ended March 31, 1997
                            ----------------------------------------------------

                                       OR

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934
       For the transition period from                      to
                                       -------------------    ------------------

                        Commission File number 0-18490
                                               -------


                                 K-SWISS INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                                              95-4265988
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

20664 Bahama Street, Chatsworth, CA                                        91311
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

                                 818-998-3388
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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
                                                            Yes   X    No
                                                                -----     -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding at April 22, 1997:

                              Class A  3,533,018
                              Class B  2,495,572

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                                  K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                                  March 31,    December 31,
                                                                    1997           1996
                                                                 -----------   ------------
                                                                 (Unaudited)
                                    ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $ 34,554     $ 34,314
   Accounts receivable, less allowance for doubtful
     accounts of $728 and $630 as of March 31,
     1997 and December 31, 1996, respectively                        24,149       14,702
   Inventories                                                       21,200       23,789
   Prepaid expenses and other                                        11,672       15,674
   Deferred taxes                                                     1,798        2,058
                                                                   --------     --------
         Total current assets                                        93,373       90,537
PROPERTY, PLANT AND EQUIPMENT, net                                    3,886        3,910
OTHER ASSETS
   Intangible assets                                                  4,939        5,005
   Other                                                                753          823
                                                                   --------     --------
                                                                      5,692        5,828
                                                                   --------     --------
                                                                   $102,951     $100,275
                                                                   ========     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank lines of credit                                            $  2,415     $  1,209
   Current maturities of capital lease obligations
     and subordinated debentures                                        302          302
   Trade accounts payable                                             2,159        3,239
   Accrued liabilities                                                8,207        6,490
                                                                   --------     --------
        Total current liabilities                                    13,083       11,240
SUBORDINATED DEBENTURES                                                 200          200
DEFERRED TAXES                                                        9,364        9,266
STOCKHOLDERS' EQUITY
   Preferred Stock-authorized 2,000,000 shares of
     $.01 par value; none issued and outstanding                          -            -
   Common Stock:
   Class A-authorized 18,000,000 shares of $.01 par
     value; 4,087,018 shares issued, 3,533,018 shares
     outstanding and 554,000 shares held in treasury at
     March 31, 1997 and 4,087,018 shares issued, 3,585,018
     shares outstanding and 502,000 shares held in treasury
     at December 31, 1996                                                41           41
   Class B-authorized 10,000,000 shares of $.01 par
     value; issued and outstanding 2,495,572 shares
     at March 31, 1997 and December 31, 1996                             25           25
   Additional paid-in capital                                        25,100       25,100
   Treasury stock                                                    (5,812)      (5,221)
   Retained earnings                                                 61,093       59,675
   Foreign currency translation                                        (143)         (51)
                                                                   --------     --------
                                                                     80,304       79,569
                                                                   --------     --------
                                                                   $102,951     $100,275
                                                                   ========     ========

       The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (Amounts in thousands, except per share amounts)


                                  (Unaudited)

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                                  -----------------
                                                   1997       1996
                                                   ----       ----
Revenues                                          $31,199   $34,365
Cost of goods sold                                 19,477    21,920
                                                  -------   -------
  Gross profit                                     11,722    12,445
Selling, general and administrative expenses        9,554     9,176
                                                  -------   -------
  Operating profit                                  2,168     3,269
Interest income, net                                  379       364
                                                  -------   -------
   Earnings before income taxes                     2,547     3,633
Income tax expense                                  1,008     1,506
                                                  -------   -------
   NET EARNINGS                                   $ 1,539   $ 2,127
                                                  =======   =======
Earnings per share                                $   .25   $   .32
                                                  =======   =======
Weighted average common and common
    equivalent shares outstanding                   6,123     6,604


        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                  (Unaudited)


                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 1997           1996
                                                                 ----           ----
Net cash used in operating activities                         $   (33)        $(1,889)
Cash flows from investing activities:
 Cash paid for acquisition of certain assets and
  rights of Robey Sportswear                                        -            (436)
 Purchase of property, plant and equipment                       (145)           (185)
                                                              -------         -------
   Net cash used in investing activities                         (145)           (621)
Cash flows from financing activities:
 Net borrowings under bank lines of credit and
   capital leases                                               1,229              73
 Purchase of treasury stock                                      (591)              -
 Payment of dividends                                            (121)           (132)
                                                              -------         -------
   Net cash provided by (used in) financing activities            517             (59)
Effect of exchange rate changes on cash                          ( 99)             53
                                                              -------         -------
    Net increase (decrease) in cash and cash equivalents          240          (2,516)
Cash and cash equivalents at beginning of period               34,314          31,431
                                                              -------         -------
Cash and cash equivalents at end of period                    $34,554         $28,915
                                                              =======         =======

        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. The results of operations and cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for any other interim period or the full year.
     These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996.

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

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. The pro forma basic and diluted EPS calculated under SFAS No. 128 would equal the primary earnings per share for the periods ended March 31, 1997 and 1996.

ITEM 2.
------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

                                                  THREE MONTHS
                                                 ENDED MARCH 31,
                                                 ---------------
                                                  1997     1996
                                                 ------   ------
Revenues                                         100.0%   100.0%
Cost of goods sold                                62.4     63.8
Gross profit                                      37.6     36.2
Selling, general and administrative expenses      30.6     26.7
Interest income, net                               1.2      1.1
Earnings before income taxes                       8.2     10.6
Income tax expense                                 3.3      4.4
Net earnings                                       4.9      6.2


Revenues decreased to $31,199,000 for the quarter ended March 31, 1997 from $34,365,000 for the quarter ended March 31, 1996, a decrease of $3,166,000 or 9.2%. This decrease resulted from a decrease in the volume of footwear sold to approximately 1,336,000 pair for the quarter ended March 31, 1997 from approximately 1,427,000 pair for the quarter ended March 31, 1996. The decrease in the volume of footwear sold was primarily the result of decreased sales of the Classic and tennis/court categories of shoes of 7.5% and 21.4%, respectively, partially offset by a 17.3% increase in the children's category of shoes. The average wholesale price per pair was $21.94 for the quarter ended March 31, 1997 and $21.98 for the quarter ended March 31, 1996.

Domestic revenues decreased 1.5% to $23,760,000 for the quarter ended March 31, 1997 from $24,116,000 for the quarter ended March 31, 1996. International revenues decreased 27.4% to $7,439,000 for the quarter ended March 31, 1997 from $10,249,000 for the quarter ended March 31, 1996. International revenues, as a percentage of total revenues, decreased to 23.8% for the quarter ended March 31, 1997 from 29.8% for the quarter ended March 31, 1996.

Gross profit margins, as a percentage of revenues, increased to 37.6% for the quarter ended March 31, 1997, from 36.2% for the quarter ended March 31, 1996. Gross profit margins increased primarily due to changes in the geographic and product mix of sales.

Selling, general and administrative expenses increased to $9,554,000 (30.6% of revenues) for the quarter ended March 31, 1997 from $9,176,000 (26.7% of revenues) for the quarter ended March 31, 1996, an increase of $378,000 or 4.1%. This increase was primarily the result of an increase in legal costs related to patent and trademark defense costs and increased payroll and related expenses. These increases were partially offset by a reduction in advertising costs. The Company expects an increase in advertising costs during the second quarter of 1997 as compared to the second quarter of 1996.

Net interest income was $379,000 (1.2% of revenues) for the quarter ended March 31, 1997 compared to $364,000 (1.1% of revenues) for the quarter ended March 31, 1996, a change of $15,000 or 4.1%. This increase in net interest income was the result of higher average balances, partially offset by lower average rates on commercial paper investments and higher average outstanding balances owed under the Company's revolving credit facilities.

The Company's effective tax rate decreased to 39.6% of earnings before income tax from 41.5% for the quarters ended March 31, 1997 and 1996, respectively.

Net earnings decreased 27.6% to $1,539,000 for the quarter ended March 31, 1997 from $2,127,000 for the quarter ended March 31, 1996. The net earnings were net of losses incurred by the Company's European operations of $261,000 for the quarter ended March 31, 1997.

At March 31, 1997 and 1996, domestic footwear futures orders with start ship dates from April through September 1997 and 1996 were approximately $34,427,000 and $25,199,000, respectively. At March 31, 1997 and 1996, international footwear futures orders with start ship dates from April through September 1997 and 1996 were approximately $9,244,000 and $9,807,000, respectively. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company experienced a net cash outflow of approximately $33,000 and $1,889,000 from its operating activities for the quarters ended March 31, 1997 and 1996, respectively. Cash used in operations for the quarter ended March 31, 1997 decreased from the quarter ended March 31, 1996 primarily due to changes in inventories, accounts receivable and prepaid expenses (principally a prepayment to secure inventory purchases) and other assets and accounts payable and accrued liabilities.

The Company had a net outflow of cash from its investing activities for the quarter ended March 31, 1997 due to the purchase of property, plant and equipment. The Company had a net outflow of cash from its investing activities for the quarter ended March 31, 1996 primarily due to the purchase of certain assets and rights of a small apparel brand primarily sold in the Netherlands.

The Company had a net inflow of cash from its financing activities for the quarter ended March 31, 1997 primarily due to an increase in borrowings under bank lines of credit, partially offset by a purchase of treasury stock.

In November 1996, the Company extended its share repurchase program from December 1996 to December 1997. Under this program the Company may purchase, from time to time as market conditions warrant, up to $10,000,000 of its Class A Common Stock on the open market. At that time, the authorization was increased by approximately $5,200,000 from $4,800,000 (the remaining amount of the previous $10,000,000 authorization) to $10,000,000. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchases under this program of 554,000 shares at an aggregate cost totaling approximately $5,812,000.

During 1997 and 1998, the Company will need approximately $4,900,000 for the construction of its new headquarters facility. No other material capital commitments exist at March 31, 1997. Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 1997.

In March 1997, the Company contracted to sell its Pacoima, California property and opened escrow regarding such sale, which escrow is expected to close in the second quarter of 1997.

The Company's working capital increased $993,000 to $80,290,000 at March 31,1997 from $79,297,000 at December 31, 1996.

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

         None.

ITEM 5:  Other Information.
         -----------------

         None.

ITEM 6:  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)  Exhibits

              10 - Lease dated March 11, 1997 by and between the Registrant and
                   Space Center Mira Loma, Inc.
              11 - Computation of Earnings Per Share.
              27 - Financial Data Schedule.

         (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the first quarter of 1997.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       K-Swiss Inc.


Date: April 22, 1997                   By: /s/ George Powlick
                                           ----------------------------------
                                           George Powlick,
                                           Vice President Finance and
                                           Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                                   Page
-------                                                                   ----
  10      Lease dated March 11, 1997 by and between the Registrant and
          Space Center Mira Loma, Inc.

  11      Computation of Earnings Per Share.

  27      Financial Data Schedule
