Form 10-Q
period 1997-06-30
K SWISS INC
filed 1997-07-24
CIK 862480

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   (Mark One)

 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934
       For the period ended June 30, 1997
                            -------------

                                       OR

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _____________________ to __________________
                         Commission File number 0-18490
                                                -------

                                 K-SWISS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                           95-4265988
------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

20664 Bahama Street, Chatsworth, CA                                      91311
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)



                                 818-998-3388
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes   X    No _____
                                                                -----



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding at July 22, 1997:

                              Class A  3,269,035
                              Class B  2,490,572

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                                  K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                              June 30,      December 31,
                                                                1997           1996
                                                              --------      ------------
                                                             (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                  $27,163         $ 34,314
   Investment securities                                        9,619                -

   Accounts receivable, less allowance for doubtful
       accounts of $882 and $630 as of June 30, 1997
       and December 31, 1996, respectively                     20,503           14,702
   Inventories                                                 21,972           23,789
   Prepaid expenses                                             9,250           15,674
   Deferred taxes                                               1,745            2,058
                                                              -------         --------
           Total current assets                                90,252           90,537
PROPERTY, PLANT AND EQUIPMENT, net                              3,869            3,910
OTHER ASSETS
   Intangible assets                                            4,844            5,005
   Other                                                          543              823
                                                              -------         --------
                                                                5,387            5,828
                                                              -------         --------
                                                              $99,508         $100,275
                                                              =======         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Bank lines of credit                                       $   840          $ 1,209
   Current maturities of capital lease obligations
      and subordinated debentures                                 351              302
   Trade accounts payable                                       4,210            3,239
   Accrued liabilities                                          8,630            6,490
                                                              -------          -------
           Total current liabilities                           14,031           11,240
SUBORDINATED DEBENTURES                                           150              200
DEFERRED TAXES                                                  9,109            9,266
STOCKHOLDERS' EQUITY
   Preferred Stock-authorized 2,000,000 shares of
       $.01 par value; none issued and outstanding                  -                -
   Common Stock:
   Class A-authorized 18,000,000 shares of $.01 par value;
       4,090,235 shares issued, 3,271,535 shares outstanding
       and 818,700 shares held in treasury at June 30, 1997
       and 4,087,018 shares issued, 3,585,018 shares
       outstanding and 502,000 shares held in treasury
       at December 31, 1996                                       41                41
   Class B-authorized 10,000,000 shares of $.01 par value;
       issued and outstanding 2,495,572 shares at June 30, 1997
       and December 31, 1996                                      25                25
   Additional paid-in capital                                 25,135            25,100
   Treasury stock                                             (9,401)           (5,221)
   Retained earnings                                          60,599            59,675
   Foreign currency translation                                 (181)              (51)
                                                            --------          --------
                                                              76,218            79,569
                                                            --------          --------
                                                             $99,508          $100,275
                                                             =======          ========

       The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                  (Unaudited)


                                                SIX MONTHS          THREE MONTHS
                                              ENDED JUNE 30,         ENDED JUNE 30,
                                              -----------------    ----------------
                                               1997      1996      1997       1996
                                               ----      ----      ----       ----
Revenues                                    $59,614   $60,384   $28,415    $26,019
Cost of goods sold                           38,282    40,199    18,805     18,279
                                            -------   -------   -------    -------
   Gross profit                              21,332    20,185     9,610      7,740
Selling, general and administrative
   expenses                                  20,174    17,267    10,620      8,091
                                            -------   -------   -------    -------
   Operating profit (loss)                    1,158     2,918    (1,010)      (351)
Interest income, net                            814       576       435        212
                                            -------   -------   -------    -------
   Earnings (loss) before income taxes        1,972     3,494      (575)      (139)
Income tax expense (benefit)                    812     2,098      (196)       592
                                            -------   -------   -------    -------
   NET EARNINGS (LOSS)                      $ 1,160   $ 1,396   $  (379)   $  (731)
                                            =======   =======   =======    =======

Earnings (loss) per share                      $.19      $.21     $(.06)     $(.11)
                                            =======   =======   =======    =======
Weighted average common and common
    equivalent shares outstanding             6,031     6,593     5,938      6,581


        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                  (Unaudited)



                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                  -------------------
                                                                                    1997       1996
                                                                                  --------   --------
Net cash provided by operating activities                                         $ 7,645    $10,733
Cash flows from investing activities:
  Cash paid for acquisition of certain assets and rights of Robey Sportswear            -       (436)
  Purchase of investment securities                                                (9,619)         -
  Purchase of property, plant and equipment                                          (307)      (270)
                                                                                  -------    -------
    Net cash used in investing activities                                          (9,926)      (706)
Cash flows from financing activities:
  Net (repayments) borrowings under bank lines of credit and capital leases          (370)       123
  Purchase of treasury stock                                                       (4,180)         -
  Proceeds from stock options exercised                                                31          -
  Income tax benefit of options exercised                                               4          -
  Payment of dividends                                                               (236)      (264)
                                                                                  -------    -------
    Net cash used in financing activities                                          (4,751)      (141)
Effect of exchange rate changes on cash                                              (119)        90
                                                                                  -------    -------
         Net (decrease) increase in cash and cash equivalents                      (7,151)     9,976
Cash and cash equivalents at beginning of period                                   34,314     31,431
                                                                                  -------    -------
Cash and cash equivalents at end of period                                        $27,163    $41,407
                                                                                  =======    =======


       The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of June 30, 1997 and the results of its operations and its cash flows for the six and three months ended June 30, 1997 and 1996. The results of operations and cash flows for the six and three months ended June 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996.

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

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share. SFAS No. 128 establishes standards of computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. The pro forma basic and diluted EPS calculated under SFAS No. 128 would equal the primary earnings per share for the periods ended June 30, 1997 and 1996.

ITEM 2.
-------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of operations relative to revenues.

                                                  SIX MONTHS                        THREE MONTHS
                                                 ENDED JUNE 30,                     ENDED JUNE 30,
                                               ---------------                     ---------------
                                              1997           1996                1997           1996
                                              ----           ----               -----           ----

Revenues                                      100.0%        100.0%              100.0%         100.0%
Cost of goods sold                             64.2          66.6                66.2           70.2
Gross profit                                   35.8          33.4                33.8           29.8
Selling, general and administrative
  expenses                                     33.9          28.6                37.4           31.1
Interest income, net                            1.4           1.0                 1.6            0.8
Earnings (loss) before income taxes             3.3           5.8                (2.0)          (0.5)
Income tax expense (benefit)                    1.4           3.5                (0.7)           2.3
Net earnings (loss)                             1.9           2.3                (1.3)          (2.8)


Revenues increased to $28,415,000 for the quarter ended June 30, 1997 from $26,019,000 for the quarter ended June 30, 1996, an increase of $2,396,000 or 9.2%. Revenues decreased to $59,614,000 for the six months ended June 30, 1997 from $60,384,000 for the six months ended June 30, 1996, a decrease of $770,000 or 1.3%. The increase for the quarter resulted from an increase in the volume of footwear sold to 1,275,000 pair for the quarter ended June 30, 1997 from 1,181,000 pair for the quarter ended June 30, 1996. The increase in the volume of footwear sold for the quarter ended June 30, 1997 was primarily the result of increased sales of the Classic and children's categories of shoes of 14.4% and 12.4%, respectively. The decrease for the six months resulted from a decrease in apparel sales, partially offset by an increase in footwear sales. The volume of footwear sold increased to 2,611,000 pair for the six months ended June 30, 1997 from 2,608,000 pair for the six months ended June 30, 1996. The average wholesale price per pair increased by 2.8% to $20.73 for the quarter ended June 30, 1997 from $20.17 for the quarter ended June 30, 1996. The average wholesale price per pair was $21.35 for the six months ended June 30, 1997 and $21.16 for the six months ended June 30, 1996. The increase in the average wholesale price per pair for the quarter ended June 30, 1997, is primarily attributable to the change in the product and geographic mix of sales.

Domestic revenues increased 20.1% to $21,727,000 for the quarter ended June 30, 1997 from $18,090,000 for the quarter ended June 30, 1996. Domestic revenues increased 7.8% to $45,487,000 for the six months ended June 30, 1997 from $42,206,000 for the six months ended June 30, 1996. International revenues decreased 15.7% to $6,688,000 for the quarter ended June 30, 1997 from $7,929,000 for the quarter ended June 30, 1996. International revenues decreased 22.3% to $14,127,000 for the six months ended June 30, 1997 from $18,178,000 for the six months ended June 30, 1996. International revenues, as a percentage of total revenues, decreased to 23.5% and 23.7% for the quarter and six months ended June 30, 1997 as compared with 30.5% and 30.1% for the quarter and six months ended June 30, 1996.

Gross profit margins, as a percentage of revenues, increased to 33.8% for the quarter ended June 30, 1997, from 29.8% for the quarter ended June 30, 1996. Gross profit margins, as a percentage of revenues, increased to 35.8% from 33.4% for the six months ended June 30, 1997 and 1996, respectively. Gross profit margins increased primarily due to changes in the geographic and product mix of sales.

Selling, general and administrative expenses increased to $10,620,000 (37.4% of revenues) and $20,174,000 (33.9% of revenues) for the quarter and six months ended June 30, 1997, respectively, from $8,091,000 (31.1% of revenues) and $17,267,000 (28.6% of revenues) for the quarter and six months ended June 30, 1996, respectively, an increase of $2,529,000 and $2,907,000 or 31.3% and 16.8%, respectively. The increases in these expenses, in both amounts and as a percentage of sales, for the quarter and six months ended June 30, 1997 were primarily the result of increases in advertising costs.

Net interest income was $435,000 (1.6% of revenues) and $814,000 (1.4% of revenues) for the quarter and six months ended June 30, 1997, respectively, compared to $212,000 (0.8% of revenues) and $576,000 (1.0% of revenues) for the quarter and six months ended June 30, 1996, respectively, increases of $223,000 and $238,000 or 105.2% and 41.3% respectively. For the quarter and six months ended June 30, 1997 as compared to the quarter and six months ended June 30, 1996, the difference in net interest income was primarily related to interest expense recorded relating to taxes assessed as a result of a state income tax audit during the quarter ended June 30, 1996.

The Company's effective tax rate decreased to 41.2% of earnings before income tax from 60.0% for the six months ended June 30, 1997 and 1996, respectively, due primarily to recording income taxes relating to a state income tax audit for the six months ended June 30, 1996.

The Company recorded a net loss of $379,000 for the quarter ended June 30, 1997 and a net loss of $731,000 for the quarter ended June 30, 1996. Net earnings decreased 16.9% to $1,160,000 for the six months ended June 30, 1997 from $1,396,000 for the six months ended June 30, 1996. Net earnings for the quarter and six months ended June 30, 1997 included net losses of the Company's European operations of $1,050,000 and $1,274,000, respectively. Net earnings for the quarter and six months ended June 30, 1996 included net losses of the Company's European operations of $910,000 and $767,000, respectively.

At June 30, 1997 and 1996, domestic footwear futures orders with start ship dates from July through December 1997 and 1996 were approximately $35,834,000 and $19,645,000, respectively. At June 30, 1997 and 1996, international footwear futures orders with start ship dates from July through December 1997 and 1996 were approximately $7,562,000 and $6,681,000, respectively. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company generated cash of $7,645,000 and $10,733,000 from its operating activities during the six months ended June 30, 1997 and 1996, respectively. Cash provided by operations for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 varied primarily due to changes in accounts receivable, inventories, prepaid expenses (principally a prepayment to secure inventory purchases) and other assets and accounts payable and accrued liabilities.

The Company had a net outflow of cash from its investing activities for the six months ended June 30, 1997 due to the purchase of investment securities and property, plant and equipment. The Company had a net outflow of cash from its investing activities for the six months ended June 30, 1996 primarily due to the purchase of certain assets and rights of a small apparel brand primarily sold in the Netherlands.

The Company has a net outflow of cash from its financing activities for the six months ended June 30, 1997 primarily due to the purchase of treasury stock and repayments under the bank lines of credit.

In November 1996, the Company extended its share repurchase program from December 1996 to December 1997. Under this program the Company may purchase, from time to time as market conditions warrant, up to $10,000,000 of its Class A Common Stock on the open market. At that time, the authorization was increased by approximately $5,200,000 from $4,800,000 (the remaining amount of the previous $10,000,000 authorization) to $10,000,000. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchases under this program of 826,200 shares at an aggregate cost totaling approximately $9,514,000.

During 1997 and 1998, the Company will need approximately $4,900,000 for the construction of its new headquarters facility. No other material capital commitments exist at June 30, 1997. Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 1997.

In March 1997, the Company contracted to sell its Pacoima, California property and opened escrow regarding such sale. The escrow was expected to close in the second quarter of 1997 but, due to an uncertainty, was delayed. It is still uncertain if escrow will close in the third quarter of 1997.

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

          None.

ITEM 3:   Defaults Upon Senior Securities.
          -------------------------------

          None.

ITEM 4:   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          (a)  The Annual Meeting of Stockholders was held May 22, 1997.
          (b) The following directors were elected to serve until the 1998 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

               Class A Directors      Class B Directors
               -----------------      -----------------
               Jonathan K. Layne      Steven Nichols
               Martyn Wilford         George Powlick
                                      Stanley Bernstein
                                      Lawrence Feldman
                                      Stephen Fine

          (c) Of the 3,478,128 shares of Class A Common Stock represented at the meeting, the Class A Directors named in (b) above were elected by the following votes:

                                           No. Of Votes Received
                                           ---------------------
                   Name                    For     Withheld Authority
                   ----                 ---------  ------------------
               Jonathan K. Layne        3,464,821       13,307
               Martyn Wilford           3,465,821       12,307

          Of the 2,384,072 shares of Class B Common Stock represented at the meeting, the Class B Directors named in (b) above were elected by the following votes:

                                           No. Of Votes Received
                                           ---------------------
                   Name                    For     Withheld Authority
                   ----                 ---------- ------------------
               Steven Nichols           23,840,720         -
               George Powlick           23,840,720         -
               Stanley Bernstein        23,840,720         -
               Lawrence Feldman         23,840,720         -
               Stephen Fine             23,840,720         -

ITEM 5:        Other Information.
               -----------------

               None.

ITEM 6:        Exhibits and Reports on Form 8-K:
               --------------------------------

              (a)  Exhibits

                   11    -   Computation of Earnings Per Share
                   27    -   Financial Data Schedule

              (b)  Reports on Form 8-K
                   There were no reports filed on Form 8-K during the second quarter of 1997.

                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              K-Swiss Inc.


Date: July 22, 1997                           By: /s/ George Powlick
                                                 -----------------------------
                                                 George Powlick,
                                                 Vice President Finance and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                                     Page
-------                                                     ----

11   Computation of Earnings Per Share                       13

27   Financial Data Schedule