Form 10-Q
period 1997-09-30
K SWISS INC
filed 1997-10-23
CIK 862480

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   (Mark One)

 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934
       For the period ended September 30, 1997
                            ------------------------------------------------
                                       OR

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934
       For the transition period from ______________________to__________________
                         Commission File number 0-18490
                                                -------

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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding at October 21, 1997:

                              Class A  3,167,186
                              Class B  2,485,572

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                                  K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                     ASSETS

                                                                 September 30,             December 31,
                                                                     1997                    1996
                                                                 -------------             ------------
                                                                  (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                      $ 31,969                 $ 34,314
   Investment securities                                             9,619                        -
   Accounts receivable, less allowance for doubtful
       accounts of $815 and $630 as of September 30,
       1997 and December 31, 1996, respectively                     21,444                   14,702
   Inventories                                                      20,548                   23,789
   Prepaid expenses                                                  5,727                   15,674
   Deferred taxes                                                    1,839                    2,058
                                                                  --------                 --------
         Total current assets                                       91,146                   90,537
PROPERTY, PLANT AND EQUIPMENT, net                                   4,180                    3,910
OTHER ASSETS
   Intangible assets                                                 4,778                    5,005
   Other                                                               503                      823
                                                                  --------                 --------
                                                                     5,281                    5,828
                                                                  --------                 --------
                                                                  $100,607                 $100,275
                                                                  ========                 ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank lines of credit                                             $     612                 $  1,209
 Current maturities of capital lease obligations
  and subordinated debentures                                          350                      302
 Trade accounts payable                                              3,357                    3,239
 Accrued liabilities                                                10,462                    6,490
                                                                  --------                 --------
    Total current liabilities                                       14,781                   11,240
SUBORDINATED DEBENTURES                                                150                      200
DEFERRED TAXES                                                       9,706                    9,266
STOCKHOLDERS' EQUITY
 Preferred Stock-authorized 2,000,000 shares of
   $.01 par value; none issued and outstanding                           -                        -
 Common Stock:
 Class A-authorized 18,000,000 shares of $.01 par
   value; 4,103,386 shares issued, 3,172,186 shares
   outstanding and 931,200 shares held in treasury
   at September 30, 1997 and 4,087,018 shares issued,
   3,585,018 shares outstanding and 502,000 shares
   held in treasury at December 31, 1996                                41                       41
 Class B-authorized 10,000,000 shares of $.01 par value;
   issued and outstanding 2,485,572 shares at September  30,
   1997 and 2,495,572 shares at December 31, 1996                       25                       25
 Additional paid-in capital                                         25,175                   25,100
 Treasury Stock                                                    (11,209)                  (5,221)
 Retained earnings                                                  62,200                   59,675
 Foreign currency translation                                         (262)                     (51)
                                                                  --------                  -------
                                                                    75,970                   79,569
                                                                  --------                  -------
                                                                  $100,607                 $100,275
                                                                  ========                 ========

          The accompanying notes are an integral part of statements.

                                  K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (Amounts in thousands, except per share amounts)

                                  (Unaudited)



                                      NINE MONTHS              THREE MONTHS
                                   ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                   -------------------      -------------------

                                     1997      1996           1997      1996
                                     -----     ----           ----      ----
Revenues                             $92,449   $89,165        $32,835   $28,781
Cost of goods sold                    57,699    59,917         19,417    19,718
                                     -------   -------        -------   -------
Gross profit                          34,750    29,248         13,418     9,063
Selling, general and administrative
  expenses                            30,767    26,370         10,593     9,103
                                     -------   -------        -------   -------
   Operating profit (loss)             3,983     2,878          2,825       (40)
Interest income, net                   1,277     1,095            463       519
                                     -------   -------        -------   -------
   Earnings before income taxes        5,260     3,973          3,288       479
Income tax expense                     2,386     2,296          1,574       198
                                     -------   -------        -------   -------
   NET EARNINGS                      $ 2,874   $ 1,677        $ 1,714   $   281
                                     =======   =======        =======   =======
Earnings per share                   $   .48   $   .25        $   .29   $   .04
                                     =======   =======        =======   =======
Weighted average common and common
    equivalent shares outstanding      5,987     6,598          5,901     6,610




        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                  (Unaudited)



                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER  30,
                                                                                     --------------------

                                                                                       1997        1996
                                                                                     ---------   --------
Net cash provided by operating activities                                            $ 15,095    $ 7,793
Cash flows from investing activities:
  Cash paid for acquisition of certain assets and rights of Robey Sportswear                -       (436)
  Purchase of investment securities                                                    (9,619)         -
  Purchase of property, plant and equipment                                              (775)      (313)
  Proceeds from disposal of property, plant and equipment                                   8          -
                                                                                     --------    -------
    Net cash used in investing activities                                             (10,386)      (749)
Cash flows from financing activities:
  Net (repayments) borrowings under the bank lines of credit and capital leases          (578)     1,629
  Purchase of treasury stock                                                           (5,988)    (1,025)
  Proceeds from stock options exercised                                                    63          -
  Income tax benefit of options exercised                                                  12          -
  Payment of dividends                                                                   (349)      (394)
                                                                                     --------    -------
    Net cash (used in) provided by financing activities                                (6,840)       210
Effect of exchange rate changes on cash                                                  (214)        92
                                                                                     --------    -------
           Net (decrease) increase in cash and cash equivalents                        (2,345)     7,346
Cash and cash equivalents at beginning of period                                       34,314     31,431
                                                                                     --------    -------
Cash and cash equivalents at end of period                                           $ 31,969    $38,777
                                                                                     ========    =======



       The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of September 30, 1997 and the results of its operations and its cash flows for the nine and three months ended September 30, 1997 and 1996. The results of operations and cash flows for the nine and three months ended September 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996.

2. The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service (IRS). In December 1995, the IRS issued its report proposing additional taxes of approximately $3,850,000 plus penalties and interest. The Company is appealing the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993 and 1994 are currently under examination by the IRS which has issued Notices of Proposed Adjustment (NOPA's) for those years. In addition, the IRS has reopened its examination of the 1991 and 1992 fiscal years. The IRS has not yet issued an examination report covering the 1991 through 1994 fiscal years, but is expected to do so. Based on the NOPA's for the 1993 and 1994 fiscal years, it is expected that the IRS will issue an examination report proposing adjustments to the Company's income of approximately $10,100,000 for fiscal years 1993 and 1994 combined. It is not clear whether the IRS intends to make any 1991 or 1992 adjustments in addition to, or in lieu of, the proposed adjustments already made in the prior examination report. Although no assurance can be given regarding the outcome of such examinations, the Company believes that any taxes which might become payable as a result of the first proposed assessments for tax years 1991 and 1992 or substantially all of the proposed adjustments for tax years 1993 and 1994 would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Therefore, management believes that resolution of the aforementioned IRS examinations should not have a material adverse impact on the Company's financial position and results of operations.

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

     SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. The pro forma basic and diluted EPS calculated under SFAS No. 128 would approximate primary earnings per share for the Company for the periods ended September 30, 1997 and 1996.

ITEM 2.
------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

                                             NINE MONTHS                   THREE MONTHS
                                         ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                         --------------------           --------------------
                                            1997     1996                  1997     1996
                                           ------   ------                ------   ------
Revenues                                   100.0%   100.0%                100.0%   100.0%
Cost of goods sold                          62.4     67.2                  59.1     68.5
Gross profit                                37.6     32.8                  40.9     31.5
Selling, general and administrative
  expenses                                  33.3     29.6                  32.3     31.6
Interest income, net                         1.4      1.3                   1.4      1.8
Earnings before income taxes                 5.7      4.5                  10.0      1.7
Income tax expense                           2.6      2.6                   4.8      0.7
Net earnings                                 3.1      1.9                   5.2      1.0

Revenues increased to $32,835,000 for the quarter ended September 30, 1997 from $28,781,000 for the quarter ended September 30, 1996, an increase of $4,054,000 or 14.1%. Revenues increased to $92,449,000 for the nine months ended September 30, 1997 from $89,165,000 for the nine months ended September 30, 1996, an increase of $3,284,000 or 3.7%. These increases for the quarter and nine months were the result of higher average wholesale prices per pair, partially offset by decreases in the volume of footwear sold. The average wholesale price per pair increased to $24.47 and $22.44 for the quarter and nine months ended September 30, 1997 from $20.05 and $20.77 for the quarter and nine months ended September 30, 1996, increases of 22.0% and 8.0% respectively. The increases in the average wholesale prices per pair were primarily attributable to changes in the product and geographic mix of sales. The volume of footwear sold decreased to 1,315,000 pair and 3,926,000 pair for the quarter and nine months ended September 30, 1997 from 1,388,000 pair and 3,996,000 pair for the quarter and nine months ended September 30, 1996. The decrease in the volume of footwear sold for the quarter ended September 30, 1997 was primarily due to a decrease in the lower volume tennis/court category of shoes of 43.3% partially offset by an increase in the higher volume Classic category of 12.9%.

Domestic revenues increased 24.2% to $27,148,000 for the quarter ended September 30, 1997 from $21,854,000 for the quarter ended September 30, 1996. Domestic revenues increased 13.4% to $72,635,000 for the nine months ended September 30, 1997 from $64,060,000 for the nine months ended September 30, 1996. International revenues decreased 17.9% to $5,687,000 for the quarter ended September 30, 1997 from $6,927,000 for the quarter ended September 30, 1996. International revenues decreased 21.1% to $19,814,000 for the nine months ended September 30, 1997 from $25,105,000 for the nine months ended September 30, 1996. International revenues, as a percentage of total revenues, decreased to 17.3% for the quarter ended September 30, 1997 as compared with 24.1% for the quarter ended September 30, 1996. International revenues, as a percentage of total revenues, decreased to 21.4% for the nine months ended September 30, 1997 as compared with 28.2% for the nine months ended September 30, 1996.

Gross profit margins, as a percentage of revenues, increased to 40.9% for the quarter ended September 30, 1997, from 31.5% for the quarter ended September 30, 1996. Gross profit margins, as a percentage of revenues, increased to 37.6% from 32.8% for the nine months ended September 30, 1997 and 1996, respectively. Gross profit margins increased primarily due to changes in the geographic and product mix of sales, including a decrease in close-out sales.

Selling, general and administrative expenses increased to $10,593,000 (32.3% of revenues) for the quarter ended September 30, 1997, from $9,103,000 (31.6% of revenues) for the quarter ended September 30, 1996, an increase of $1,490,000 or 16.4%. Selling, general and administrative expenses increased to $30,767,000 (33.3% of revenues) for the nine months ended September 30, 1997, from $26,370,000 (29.6% of revenues) for the nine months ended September 30, 1996, an increase of $4,397,000 or 16.7%. The increase in the amounts, as well as the percentage of sales, for the quarter and nine months ended September 30, 1997 was primarily the result of an increase in direct advertisement and promotion activities, as well as an increase in the bonus accrual due to an employee incentive program.

Net interest income was $463,000 (1.4% of revenues) and $1,277,000 (1.4% of revenues) for the quarter and nine months ended September 30, 1997, respectively, compared to $519,000 (1.8% of revenues) and $1,095,000 (1.3% of revenues) for the quarter and nine months ended September 30, 1996, respectively, a decrease of $56,000 or 10.8% for the quarter ended September 30, 1997 and an increase of $182,000 or 16.6% for the nine months ended September 30, 1997. For the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, the decrease in net interest income was the result of lower average balances partially offset by higher average interest rates on commercial paper. For the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, the increase in net interest income was the result of higher average interest rates partially offset by lower average balances on commercial paper.

The Company's effective tax rate decreased to 45.4% of earnings before income tax from 57.8% for the nine months ended September 30, 1997 and 1996, respectively, due primarily to recording income taxes relating to a state income tax audit during the nine months ended September 30, 1996.

Net earnings increased 510.0% to $1,714,000 for the quarter ended September 30, 1997 from $281,000 for the quarter ended September 30, 1996. Net earnings increased 71.4% to $2,874,000 for the nine months ended September 30, 1997 from $1,677,000 for the nine months ended September 30, 1996. Net earnings for the quarter and nine months ended September 30, 1997 included net losses of the Company's European operations of $262,000 and $1,536,000, respectively. Net earnings for the quarter and nine months ended September 30, 1996 included net losses of the Company's European operations of $593,000 and $1,360,000, respectively.

At September 30, 1997 and 1996, domestic footwear futures orders with start ship dates from October 1997 and 1996 through March 1998 and 1997 were approximately $46,955,000 and $27,325,000, respectively. At September 30, 1997 and 1996, international footwear futures orders with start ship dates from October 1997 and 1996 through March 1998 and 1997 were approximately $8,716,000 and $7,819,000, respectively. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company generated cash of $15,095,000 and $7,793,000 from its operating activities during the nine months ended September 30, 1997 and 1996, respectively. Cash provided by operating activities for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 varied primarily due to changes in accounts receivable, inventories, prepaid expenses (principally a prepayment to secure inventory purchases) and other assets, and accounts payable and accrued liabilities as well as an increase in net earnings.

The Company had a net outflow of cash from its investing activities for the nine months ended September 30, 1997 due to the purchase of investment securities and to the purchase of property, plant and equipment. The Company had a net outflow of cash from its investing activities for the nine months ended September 30, 1996 due primarily to the purchase of certain assets and rights of a small apparel brand where products are primarily sold in the Netherlands. The Company had a net outflow of cash from its financing activities for the nine months ended September 30, 1997 primarily due to the purchase of treasury stock and repayments under the bank lines of credit.

In November 1996, the Company extended its share repurchase program from December 1996 to December 1997. Under this program the Company may purchase, from time to time as market conditions warrant, up to $10,000,000 of its Class A Common Stock on the open market. At that time, the authorization was increased by approximately $5,200,000 from $4,800,000 (the remaining amount of the previous $10,000,000 authorization) to $10,000,000. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. From inception under its share repurchase program, the Company purchased an aggregate of 936,200 shares of Class A Common Stock at an aggregate cost totaling approximately $11,294,000.

During 1997 and 1998, the Company will need an aggregate of approximately $4,900,000 for the construction of its new headquarters facility. No other material capital commitments exist at September 30, 1997. Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 1997.

In March 1997, the Company contracted to sell its Pacoima, California property and opened escrow regarding such sale. The escrow was expected to close in the second quarter of 1997 but the purchaser was unable to close escrow. A new escrow has been entered into with a different party and such escrow is expected to close in the fourth quarter of 1997.

The Company's working capital decreased $2,932,000 to $76,365,000 at September 30, 1997 from $79,297,000 at December 31, 1996.

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

         None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

ITEM 5:  Other Information.
         -----------------

         None.

ITEM 6:  Exhibits
         --------

         (a)  Exhibits
              10-  Third Amendment to Credit Agreement
              11-  Computation of Earnings Per Share
              27-  Financial Data Schedule

        (b)   Reports on Form 8-K
              There were no reports filed on Form 8-K during the third quarter of 1997; however, the Company did file a Current Report on Form 8-K on October 15, 1997 relating to the issuance by the Company of a press release regarding the filing by the Company of a Form S-3 Registration Statement covering shares of the Company's Class A Common Stock held by one of its principal stockholders.

                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              K-Swiss Inc.


Date: October 22, 1997
                                     By:/S/ GEORGE POWLICK
                                        ______________________________________
                                        George Powlick,
                                        Vice President Finance and
                                        Chief Financial Officer

                                 EXHIBIT INDEX
                                 --------------



Exhibit                                                      Page
-------                                                      ----

10   Third Amendment to Credit Agreement                     12

11   Computation of Earnings Per Share                       14

27   Financial Data Schedule