Form 10-K405
period 1997-12-31
K SWISS INC
filed 1998-02-12
CIK 862480

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  [X]               OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the transition period from _______ to _______
                          COMMISSION FILE NO. 0-18490

                                 K-SWISS INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              95-4265988
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

   20664 BAHAMA STREET, CHATSWORTH,                     91311
              CALIFORNIA                             (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 998-3388

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                    None                                            None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             Class A Common Stock,
                           par value $.01 per share
                               (Title of class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                              [X]

  The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the Registrant on February 3, 1998 based on the closing price of the Class A Common Stock on the NASDAQ National Market System on such date was $52,879,274.

  The number of shares of the Registrant's Class A Common Stock outstanding at February 3, 1998 was 3,022,886 shares. The number of shares of the Registrant's Class B Common Stock outstanding at February 3, 1998 was 2,480,572 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the Registrant's 1998 Annual Stockholders Meeting are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 K-SWISS INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

            CAPTION                                                          PAGE
            -------                                                          ----
PART I
 Item 1.    Business.....................................................      3
 Item 2.    Properties...................................................     10
 Item 3.    Legal Proceedings............................................     10
 Item 4.    Submission of Matters to a Vote of Security Holders..........     10
 Item 4(a). Executive Officers of the Registrant.........................     11

PART II
 Item 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................     13
 Item 6.    Selected Financial Data......................................     14
 Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................     15
 Item 8.    Financial Statements and Supplementary Data..................     19
 Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................     38

PART III
 Item 10.   Directors and Executive Officers of the Registrant...........     38
 Item 11.   Executive Compensation.......................................     38
            Security Ownership of Certain Beneficial Owners and
 Item 12.   Management...................................................     38
 Item 13.   Certain Relationships and Related Transactions...............     38

PART IV
 Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................     38

                                    PART I

ITEM 1. BUSINESS

COMPANY HISTORY AND GENERAL STRATEGY

  K-Swiss Inc. designs, develops and markets a growing array of athletic footwear for high performance sports use, fitness activities and casual wear. The Company was founded in 1966 by two Swiss brothers, who introduced one of the first leather tennis shoes in the United States. The shoe, the K-Swiss "Classic", has remained relatively unchanged from its original design, and accounts for a significant portion of the Company's sales. The Classic has evolved from a high-performance shoe into a casual, lifestyle shoe. Since its inception, the Company has emphasized in its marketing the Swiss heritage of the Company, including the commitment to produce products of high quality and enduring style. The Company plans to continue to emphasize the high quality and classic design of its products as it introduces new models of athletic footwear.

  On December 30, 1986, the Company was purchased by an investment group led by the Company's current President. The Company thereafter recruited experienced management and reduced manufacturing costs by increasing offshore production and entering into new, lower cost purchasing arrangements. The Company's products are manufactured to its specifications by overseas suppliers predominately in China and Indonesia. In June 1991 and September 1992, K-Swiss International Ltd. and K-Swiss B.V. (located in the Netherlands), respectively, commenced operations to broaden the Company's distribution on a global scale. In addition, in August 1992, K-Swiss Inc. completed the acquisition of K-Swiss Europe Limited (renamed to K-Swiss (UK) Ltd.) which handles distribution in the United Kingdom.

  The Company's product strategy is two pronged. The first combines classic styling with high quality components and technical features designed to meet performance requirements of specific sports. The Company endeavors to use classic styling to reduce the impact of changes in consumer preferences and believes that this strategy leads to longer product life cycles than are typical of the products of certain of its competitors. Management believes that long product life cycles reduce total markdowns over the life of the products, thereby enhancing their attractiveness to retailers. This strategy also enables the Company to maintain inventory with less risk of obsolescence than is typical of more fashion-oriented products. The second product strategy uses fashion oriented footwear sold principally on a futures only basis usually with little or no planned inventory position taken on these products. This strategy allows the Company to take advantage of trends in the marketplace that it identifies while attempting to minimize the risk generally associated with this type of product.

  The Company sells its products in the United States through independent sales representatives primarily to specialty athletic footwear stores, pro shops, sporting good stores and department stores. The Company also sells its products to a number of foreign distributors. The Company now has sales offices or distributors throughout the world. During 1992, the Company established sales offices and now has appointed exclusive distributors in much of Europe. The Company believes that its overseas sales offices and foreign distributors provide an opportunity for future growth.

  The Company was organized under the laws of the State of Delaware on April 16, 1990. The Company is successor in interest to K-Swiss Inc., a Massachusetts corporation, which in turn was successor in interest to K-Swiss Inc., a California corporation. The Company's principal executive offices are located at 20664 Bahama St., Chatsworth, California 91311, and its telephone number is (818) 998-3388. Unless the context otherwise requires, the term the "Company" as used herein refers to K-Swiss Inc. and its consolidated subsidiaries.

PRODUCTS

  The following table summarizes the K-Swiss product lines and sets forth the approximate contribution to revenues (in dollars and as a percentage of revenues) attributable to each footwear category for the periods indicated. All footwear categories come in both men's (approximately 42% of 1997 revenues) and women's (approximately 36% of 1997 revenues). Most styles within each footwear category are offered in men's, women's and children's.

                                                    REVENUES (1)
                                       ----------------------------------------
                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
PRODUCT CATEGORY                          $      %      $      %      $      %
----------------                       -------- ---  -------- ---  -------- ---
                                           (DOLLAR AMOUNTS IN THOUSANDS)
Classic............................... $ 67,163  58% $ 50,573  48% $ 65,745  56%
Tennis/Court..........................   20,505  18    25,511  24    21,624  18
Children's............................   21,288  19    18,693  18    18,811  16
Other(2)..............................    6,169   5    10,733  10    12,112  10
                                       -------- ---  -------- ---  -------- ---
Total................................. $115,125 100% $105,510 100% $118,292 100%
                                       ======== ===  ======== ===  ======== ===
Domestic(3)........................... $ 91,040  79% $ 75,945  72% $ 88,929  75%
                                       ======== ===  ======== ===  ======== ===

--------
(1) For purposes of this table, revenues do not include other domestic income and fees earned by the Company on sales by foreign licensees and distributors.

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

 Apparel and Accessories

  The Company markets a line of K-Swiss branded apparel and accessories. The products are designed with the same classic strategies used in the footwear line. Classic styling allows the Company to appeal to a variety of new markets from an urban distribution to an upscale suburban consumer. The products represent high quality with an exceptional value. Products consist of tennis apparel (skirts, shorts, polo's, and warm-up suits) worn by the number one Men's Doubles Team in the World, to oversized mesh jersey's, fleece sweatshirts and pants, windwear, denim shorts, tee shirts, caps, and socks for the casual athletic consumer.

  The apparel line is distributed through the large chain sporting goods stores as well as independent shoe and sporting goods dealers nationwide.

  The apparel products offer the company the ability to dress the consumer from head to toe. It also offers the Company visible promotional opportunities.

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

  In 1997, K-Swiss launched its largest ever television campaign marking the first time since 1992 that the Company's products have been advertised on television. The campaign was run primarily on cable television, and was supported by several general interest/fashion magazines, as well as select tennis magazines.

  As the Company's heritage has been rooted in performance tennis, the launch in 1997 of a new high-end performance tennis line, the 7.0 System (after the NTRP rating system), was well received by retailers and consumers. This launch was supported by an extensive print campaign in tennis enthusiast magazines. Along with this, the Company signed the # 1 Doubles Team in the World, "The Woodies", as endorsers of the new line. These marketing efforts were in addition to the existing Grassroot's efforts already in place, which include: club teaching professionals, local tennis tournaments, and sponsorship of individual junior players.

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

  The Company's footwear products are sold domestically through approximately 45 independent regional sales representatives and three Company-employed senior sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These representatives sold to approximately 3,100, 3,300 and 3,700 separate accounts as of December 31, 1997, 1996 and 1995, respectively. The Company's strategy is to increase its account base of upscale retail outlets in a controlled manner.

  During 1997, the Foot Locker group of stores and affiliates accounted for approximately 17% of total revenues. See Note L to the Company's Consolidated Financial Statements. No other domestic customer accounted for more than 10% of total revenues during this period.

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

  The Company maintains a customer service department consisting of 12 persons at its Chatsworth, California facility. The customer service department accepts telephone orders for the Company's products, handles inquiries and notifies retailers of the status of their orders. The Company has made a substantial investment in leased computer facilities for general customer support and service, as well as for distribution. See "Distribution".

 International Marketing

  In 1991, the Company established a sales management team in Asia. The Company has exclusive distributors in certain Pacific Rim countries. Exclusive distributors of the Company's products are generally contractually obligated to spend specific amounts on advertising and promotion of the Company's products. The Company has also established exclusive distributors in other international markets.

  In 1991, the Company entered into a joint venture with C & J Clark International Ltd., to expand the marketing of its products into Europe. The joint venture formed K-Swiss Europe Ltd. and launched the K-Swiss brand in the United Kingdom. During 1992, the Company purchased C & J Clark's 50% share of K-Swiss Europe Ltd. (renamed K-Swiss (UK) Ltd.) and the joint venture was terminated. In 1992, the Company opened its own office in Amsterdam, the Netherlands.

  By the end of 1997, K-Swiss was working through 4 international subsidiaries and 28 distributors to market K-Swiss in potentially 56 countries.

DISTRIBUTION

  During December 1997, the Company relocated its distribution facility. The Company now maintains 309,000 square feet of warehouse space at a leased facility in Mira Loma, California. The Company owned a 56,000 square foot warehouse in Pacoima, California which was leased to a tenant. This warehouse was sold in January 1998. See "Item 2. Properties".

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

  The Company maintains an open-stock inventory which permits it to ship to retailers on an "at once" basis in response to orders placed by mail or toll-free telephone call. The Company has made a significant investment in leased computer facilities that provide on-line capability to determine open-stock availability for shipment. Additionally, products can be ordered under the Company's "futures" program. See "Marketing--Domestic Marketing". The Company ships by package express or truck from California, depending upon size of order, customer location and availability of inventory.

PRODUCT DESIGN AND DEVELOPMENT

  The Company maintains offices in Chatsworth, California and Taiwan that include a staff of individuals responsible for the design and development of new styles for all global regions. This staff receives guidance from the Company's management team in California, who meet regularly to review sales, consumer and market trends.

MANUFACTURING

  In 1997, approximately 87% of the Company's footwear products were manufactured in China, 10% in Indonesia, and 3% in Taiwan. In excess of 97% of the Company's production capacity is located in China and Indonesia. This shift from prior years in the geographic sourcing of production capacity occurred primarily because of lower prevailing labor wage rates in China and Indonesia and certain other factors. Although the Company has no long-term manufacturing agreements and competes with other athletic shoe companies for production facilities (including companies that are much larger than the Company), management believes that the Company's relationships with its footwear producers are satisfactory and that it has the ability to develop, over time, alternative sources for its footwear. The Company's operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

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

  During 1997, the Company's apparel and accessory products were manufactured in Taiwan, Hong Kong, China, Macau, Bangladesh, Thailand and the United States by certain manufacturers selected by the Company.

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

  The Company's footwear products are subject to the United States customs duties which range from 8.5% to 10.5% on footwear made principally of leather to duties on moderately priced canvas shoes of 15.6% to 37.5% plus $.90 per pair. Currently, approximately 81% of the Company's revenues are derived from sales of leather footwear and approximately 9% of the Company's revenues are derived from sales of canvas footwear.

  A large portion of the Company's imported products are manufactured in the People's Republic of China ("China"). As discussed below, the continued importation of these products could be affected by any one of several significant trade issues that presently impact U.S.-China relations.

  After a serious dispute with the United States Trade Representative ("USTR") over the protection of intellectual property rights in China, including the threat by USTR to impose trade sanctions, the Chinese government agreed to meet its enforcement obligations. That agreement is now being monitored by USTR, and the failure of China to comply with its obligations could result in trade sanctions in the future, including the imposition of retaliatory tariffs that might affect the Company's imports of footwear from China. From time to time there have been other trade disputes with China, involving such things as market access, textile quotas, automotive industry policies, and agricultural products. These and other such matters could also present problems in the future that might lead to trade sanctions affecting the Company's imports of footwear.

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

BACKLOG

  At December 31, 1997 and 1996, domestic footwear futures orders with start ship dates from January through June 1998 and 1997 were approximately $56,189,000 and $29,762,000, respectively. At December 31, 1997 and 1996, international footwear futures orders with start ship dates from January through June 1998 and 1997 were approximately $8,473,000 and $11,028,000, respectively.

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

TRADEMARKS AND PATENTS

  The Company utilizes trademarks on all of its products and believes that its products are more marketable on a long-term basis when identified with distinctive markings. K-Swiss(R) is a registered trademark in the United States and certain other countries. The Company's name is not registered as a trademark in certain countries because of restrictions on registering names having geographic connotations. However, since K-Swiss is not a geographic name, the Company has often secured registrations despite such objections.

  The Company's shield emblem and the five-stripe design are also registered in the United States and certain foreign countries. The five-stripe design is not presently registered in some countries because it has been deemed ornamental by regulatory authorities. The five-stripe design has not been registered in Germany because of a possible conflict with Adidas' three stripe design mark. The Company selectively seeks to register the names of its shoes, its logos and the names given to certain of its technical and performance innovations, including Aosta(R) rubber and Silicone Formula 18(R). The Company has obtained patents in the United States regarding the D.R. Cinch System(R), the stability design incorporated into the Si-18(R) tennis shoe, and other features. The Company vigorously defends its trademarks and patent rights against infringement worldwide and employs independent security consultants to assist in such protection. To date, the Company is not aware of any significant counterfeiting problems regarding its products.

EMPLOYEES

  At December 31, 1997, the Company employed 144 persons in the United States, 66 persons in Taiwan, Indonesia and China, and 25 persons in England and the Netherlands.

ITEM 2. PROPERTIES

  The Company leases a 27,000 square foot facility in Chatsworth, California which is used as the Company's principal executive offices. This lease expires in April 1998, subject to two options, each of which would extend the term of the lease by one month and one option which would extend the term of the lease by three and one-half months. The Company and the landlord of the Chatsworth facility have agreed to extend the lease until September 15, 1998 on or before such time the Company expects to move into its new headquarters facility in Westlake Village, California. The effective monthly commitment for the Chatsworth facility, calculated in accordance with generally accepted accounting principles, is approximately $18,000.

  In December 1996, the Company purchased 3.6 acres of land in Westlake Village, California for a cash purchase price of $691,000. The Company intends to develop this site for a new headquarters facility of approximately 50,000 square feet. The Company expects to complete construction of this facility during the third quarter of 1998 with an estimated building cost of approximately $4,900,000.

  The Company owned a 56,000 square foot facility in Pacoima, California, which was used as the Company's principal executive offices through December 1992. This facility was sold in January 1998.

  The Company leases a 309,000 square foot distribution facility in Mira Loma, California. This lease expires in January 2003, subject to two options, each of which would extend the term of the lease for three years. The Company uses the Mira Loma facility as its main distribution center. The effective monthly commitment for the Mira Loma facility, calculated in accordance with generally accepted accounting principles, is approximately $79,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

                     AGE AT
                  DECEMBER 31,
NAME                  1997                         POSITION
----              ------------                     --------
Steven Nichols         55      Chairman of the Board and President
Preston Davis          53      Vice President--Sales
Edward Flora           46      Vice President--Operations
Lee Green              44      Corporate Counsel
Thomas Harrison        55      Senior Vice President
Donna Lucas            35      Vice President--Apparel
Deborah Mitchell       36      Vice President--Marketing
George Powlick         53      Vice President--Finance, Chief Financial Officer,
                                Secretary and Director
Janice Smith           36      Corporate Controller
Brian Sullivan         44      Vice President--National Accounts
Peter Worley           37      Vice President--Product Development

  Officers are appointed by and serve at the discretion of the Board of Directors.

  Steven Nichols has been President and Chairman of the Board of the Company since 1987. From 1980 to 1986, Mr. Nichols was a director and Vice President-- Merchandise of Stride Rite Corp., a footwear manufacturer and holding company. In addition, Mr. Nichols was President of Stride Rite Footwear from 1982 to 1986. From 1979 to 1982, Mr. Nichols served as an officer and President of Stride Rite Retail Corp., the largest retailer of branded children's shoes in the United States. From 1962 through 1979, he was an officer of Nichols Foot Form Corp., which operated a chain of New York retail footwear stores.

  Preston Davis, Vice President--Sales, joined the Company in March 1987 as a consultant and served as Vice President--Sales from June 1987 to January 1989 and Vice President--Marketing from February 1989 to February 1991. Prior to joining the Company, Mr. Davis owned and managed Preston Davis Associates, a marketing and sales consulting firm, specializing in sporting goods. From June 1982 through December 1985, Mr. Davis was Vice President--Sales for Kaepa, Inc., another athletic shoe manufacturer.

  Edward Flora, Vice President--Operations, joined the Company as a consultant in June 1990 and served as Director--Administration from October 1990 to February 1994. Prior to joining the Company, Mr. Flora was Vice President-- Distribution for Bugle Boy Industries, a manufacturer and distributor of Men's, Women's, and Children's apparel, from 1987 through May 1990.

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

  Donna Lucas, Vice President--Apparel, joined the Company in December 1996. Ms. Lucas was the Director of Design and Merchandising for Benetton Sportsystem USA from 1990 to 1996. Previous to that she was with adidas USA in several different capacities from 1986 to 1990. Her responsibilities ranged from design to merchandising of all the product categories from tennis to special markets ending in Senior Merchandising for the entire product range.

  Deborah Mitchell, Vice President--Marketing, joined the Company in October 1994. Ms. Mitchell served as Director of Marketing for Fruit of the Loom, the largest manufacturer of men's underwear, from December 1993 through October 1994. Ms. Mitchell worked at Procter and Gamble in various positions ending in brand management from 1984 through 1993 except while she was earning her degree from Harvard Business School.

  George Powlick, Director, Vice President--Finance, Chief Financial Officer and Secretary, joined the Company in January 1988. Mr. Powlick is a certified public accountant and was an audit partner in the independent public accounting firm of Grant Thornton from 1975 to 1987.

  Janice Smith, Corporate Controller, joined the Company in August 1987. Ms. Smith is a certified public accountant. From 1984 to July 1987, Ms. Smith was an auditor with the independent public accounting firm of Grant Thornton.

  Brian Sullivan, Vice President--National Accounts, joined the Company in December 1989. From 1986 to 1989, he was Vice--President and General Manager of Tretorn, Inc., a manufacturer and distributor of tennis shoes. From 1984 through 1985, Mr. Sullivan was Vice--President of Sales of Bancroft/Tretorn, a tennis shoe manufacturer and distributor and predecessor to Tretorn. From 1978 to 1984, Mr. Sullivan held various positions at Bancroft/Tretorn, including Field Salesperson, Marketing and Sales Planning Manager and National Sales Manager.

  Peter Worley, Vice President--Product Development, joined the Company in May 1996. Mr. Worley worked for Reebok International, Ltd. from May 1986 through October 1989, and again from July 1991 through April 1996 in various merchandising and product line management positions, including Director of Classic, Director of Cross Training and Director of Tennis. From October 1989 through July 1991, Mr. Worley was Sport Product Manager of Bausch & Lomb's Ray-ban Sunglass Division.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers upon completion of the Company's initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 1997 and 1996 as reported by NASDAQ were as follows:

                                   MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                   --------- --------  ------------- ------------
      1997
        Low.......................     9 7/8   10 7/8       14 1/2       15 3/4
        High......................    12 3/4   15 3/4       19 7/8       18
      1996
        Low.......................     7 3/4    7 7/8        9 5/8        9 5/8
        High......................    11 3/4   11 3/4       11 1/4       12 7/8

  The Class A Common Stock is listed on the automatic quotation system of the National Association of Securities Dealers under the symbol KSWS.

  The number of stockholders of record of the Class A Common Stock on December 31, 1997 was 123. However, based on available information, the Company believes that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 1,410.

  There is currently no established public trading market for the Company's Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 1997 was 12.

DIVIDEND POLICY

  The Company announced on February 16, 1994 that the Company's Board of Directors was initiating a cash dividend program payable at an annual rate of 8 cents per common share. The Board declared quarterly dividends of 2 cents per share, to stockholders of record as of the close of business on the last day of each quarter in 1997 and 1996. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The Company is currently limited in the extent to which it is able to pay dividends under the Company's revolving credit agreement. See Note E to the Company's Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1997 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein.

                                         YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                 1997      1996      1995      1994      1993
                               --------  --------  --------  --------  --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA
Revenues...................... $116,213  $106,833  $120,252  $154,935  $149,562
Cost of goods sold............   70,769    72,320    77,726    91,934    90,836
                               --------  --------  --------  --------  --------
  Gross Profit................   45,444    34,513    42,526    63,001    58,726
Selling, general and
 administrative expenses......   40,074    33,440    36,131    38,458    38,925
                               --------  --------  --------  --------  --------
  Operating profit............    5,370     1,073     6,395    24,543    19,801
Interest (income) expense,
 net..........................   (1,823)   (1,527)     (789)     (254)      376
                               --------  --------  --------  --------  --------
  Earnings before income
   taxes......................    7,193     2,600     7,184    24,797    19,425
Income tax expense............    3,020     1,869     5,331     9,921     6,904
                               --------  --------  --------  --------  --------
  Net earnings................ $  4,173  $    731  $  1,853  $ 14,876  $ 12,521
                               ========  ========  ========  ========  ========
EARNINGS PER SHARE
Basic......................... $    .71  $    .11  $    .28  $   2.27  $   1.92
                               ========  ========  ========  ========  ========
Diluted....................... $    .70  $    .11  $    .28  $   2.21  $   1.87
                               ========  ========  ========  ========  ========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING
Basic.........................    5,844     6,455     6,578     6,563     6,507
Diluted(1)....................    5,964     6,493     6,630     6,737     6,699
BALANCE SHEET DATA (AT PERIOD
 END)
Current assets................ $ 91,544  $ 90,537  $ 92,786  $ 90,132  $ 75,684
Current liabilities...........   15,951    11,240     9,603    12,891    15,098
Total assets..................  101,686   100,275   102,378   100,324    86,925
Total debt(2).................    1,142     1,711       920     3,402     5,426
Stockholders' equity..........   75,865    79,569    84,069    82,817    68,019

--------
(1) Includes common stock and dilutive potential common stock (options).
(2) Includes all interest-bearing debt and capital lease obligations, but excludes outstanding letters of credit ($12,156,000, $8,000,000, $7,741,000, $15,632,000 and $20,018,000 as of December 31, 1997, 1996,
    1995, 1994 and 1993).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            1997   1996   1995
                                                            -----  -----  -----
     Revenues.............................................. 100.0% 100.0% 100.0%
     Cost of goods sold....................................  60.9   67.7   64.6
     Gross profit..........................................  39.1   32.3   35.4
     Selling, general and administrative expenses..........  34.5   31.3   30.1
     Interest income, net..................................   1.6    1.4    0.6
     Earnings before income taxes..........................   6.2    2.4    5.9
     Income tax expense....................................   2.6    1.7    4.4
     Net Earnings..........................................   3.6    0.7    1.5

1997 COMPARED TO 1996

  Total revenues increased 8.8% to $116,213,000 in 1997 from $106,833,000 in 1996. This increase was attributable to increases in the average underlying wholesale price per pair, in addition to an increase in the volume of footwear sold. The volume of footwear sold increased 3.7% to 4,870,000 pair in 1997 from 4,697,000 pair in 1996. The average wholesale price per pair increased by 8.5% to $22.74 in 1997 from $20.95 for 1996. This increase in the average wholesale price per pair is primarily attributable to an increase in the Classic category, in both units and average price per pair. Also, there was a decrease in close-out sales during 1997 which carry a lower average wholesale price per pair. The major changes in volume for footwear categories are as follows: Classics and children's categories increased 12% and 11%, respectively, and the tennis/court category decreased 20%. Revenue increased despite a poor retail environment due principally to the popularity of several new Classic products and the cumulative results of additional spending on marketing and advertising.

  Domestic revenues increased 20.2% to $91,568,000 in 1997 from $76,168,000 in 1996. International product revenues decreased 18.5% in 1997 to $24,085,000 from $29,565,000 in 1996. International product revenues, as a percentage of total revenues, decreased to 20.7% in 1997 from 27.7% in 1996. Fees earned by the Company on sales by foreign licensees and distributors decreased to $560,000 for 1997 from $1,100,000 for 1996.

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

  At December 31, 1997 domestic and international footwear futures orders with start ship dates from January through June 1998 were approximately $56,189,000 and $8,473,000, respectively, 89% higher and 23% lower, respectively, than such orders were at December 31, 1996 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "future" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

  Gross profit margins increased as a percentage of revenues to 39.1% in 1997 from 32.3% in 1996. Gross profit margins increased due to a decrease in close-out sales which carry lower margins and to changes in the domestic/international and product mix of sales.

  Selling, general and administrative expenses increased 19.8% to $40,074,000 (34.5% of revenues) in 1997 from $33,440,000 (31.3% of revenues) in 1996. The increase in the amounts, as well as the percentage of sales, for the year ended December 31, 1997 compared to the year ended December 31, 1996 was primarily the result of an increase in direct advertisement and promotion activities, as well as an increase in the bonus accrual for an employee incentive program.

  Net interest income was $1,823,000 (1.6% of revenues) in 1997 compared to $1,527,000 (1.4% of revenues) in 1996, an increase of $296,000 or 19.4%. This increase in net interest income was the result of higher average balances and rates earned on commercial paper investments partially offset by higher outstanding balances owed under the Company's revolving credit facilities.

  The Company's effective tax rate decreased to 42.0% in 1997 from 71.9% in 1996. In 1996, the rate was higher than the federal and state statutory rates due primarily to recording of income taxes relating to a state income tax audit.

  Net earnings increased 470.9% to $4,173,000 or $.71 per common share (basic earnings per share) in 1997 from $731,000 or $.11 per common share (basic earnings per share) in 1996. Included in the international results of operations presented in Note M to the Company's Consolidated Financial Statements were net losses of $1,602,000 incurred by the Company's European operations. The European operations are wholly-owned subsidiaries of the Company rather than independent unaffiliated distributors as are utilized throughout most of the balance of the Company's international operations. The Company's European operations do not generate sufficient margins to exceed the necessary fixed costs involved in creating a presence in this foreign market. The Company is attempting to increase revenues in this market as well as exploring ways to reduce costs. See Note A12 to the Company's Consolidated Financial Statements for the Company's policies relating to risk management of foreign currency.

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

  Net earnings decreased 60.6% to $731,000 or $.11 per common share (basic earnings per share) in 1996 from $1,853,000 or $.28 per common share (basic earnings per share) in 1995. Included in the international results of operations presented in Note M to the Company's Consolidated Financial Statements were net losses of $1,335,000 incurred by the Company's European operations. The European operations are wholly-owned subsidiaries of the Company rather than independent unaffiliated distributors as are utilized throughout the balance of the Company's international operations. As these operations are in a start-up mode, their revenues do not generate sufficient margins to exceed the necessary fixed costs involved in creating a presence in this foreign market. The Company is attempting to increase revenues in this market as well as exploring ways to reduce costs. See Note A12 to the Company's Consolidated Financial Statements for the Company's policies relating to risk management of foreign currency.

LIQUIDITY AND CAPITAL RESOURCES

  The Company experienced a net cash inflow of approximately $17,871,000, $9,183,000, and $18,995,000 from its operating activities during 1997, 1996 and 1995, respectively. Cash provided by operations in 1997 increased from 1996, due to an increase in net earnings, and accounts payable and accrued liabilities and a decrease in prepaid expenses and other assets, partially offset by an increase in inventories. Cash provided by operations in 1996 decreased from 1995, primarily due to an increase in prepaid expenses and other assets (principally a prepayment to secure inventory purchases) and a decrease in net earnings, partially offset by a decrease in inventories.

  The Company had a net outflow of cash from its investing activities during 1997 principally from the purchase of investment securities partially offset by the maturity of investment securities. The Company had a net outflow of cash from its investing activities during 1996 principally for the purchase of property, plant and equipment and the purchase of certain assets and rights of a small apparel brand where products are primarily sold in the Netherlands.

  In 1997 and 1996, the net cash provided by operating activities was used for the purchase of treasury stock and to pay cash dividends.

  The Company anticipates future cash needs for principal repayments required pursuant to the Company's lines of credit facilities. In addition, depending on the Company's future growth rate, additional funds may be required by operating activities. Finally, at December 31, 1997, approximately $24,282,000 of foreign subsidiary earnings which are not considered indefinitely invested will eventually be remitted to the parent company as circumstances warrant. Upon receipt of these funds, the Company will use approximately $9,303,000 in cash to pay income taxes previously accrued on these foreign subsidiary earnings. The Company's intention is to repatriate earnings of foreign operations as cash needs and other circumstances require. During 1998, the Company will need approximately $3,740,000 for the construction of its new headquarters facility. See "Item 2. Properties". No other material capital commitments exist at December 31, 1997. With continued use of its revolving credit facility (as discussed below), the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 1998.

  The Company is heavily dependent upon complex computer systems for all phases of its operations, which include production, sales and distribution. The Company's computer software programs recognize only the last two digits of the year in any date (e.g., "97" for "1997"), and therefore some software may inaccurately process data in 1999 or 2000 if the software is not reprogrammed, upgraded or replaced (the "Year 2000 Issue"). The Company has initiated a program intended to timely mitigate and/or prevent the adverse effects of the Year 2000 Issue, and to pursue compliance by suppliers. The Company believes that many of its suppliers and customers may also have Year 2000 Issues which could affect the Company. At this time, while the Company cannot state with certainty the precise amount of expenditures necessary to resolve the Year 2000 Issue, it appears such expenditures could amount to $200,000 to $300,000 for the Company. However, in any event the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material adverse impact on the Company's financial position and results of operations.

  In January 1998, the Company announced that under its share repurchase program, the Board of Directors had authorized the Company to purchase up to $2,832,000 of its Class A Common Stock on the open market through December 1998. The amount of the authorization represents the remaining amount of the previous $10,000,000 buy back authorization which expired December 31, 1997. Such open market purchases, if any, will occur from time to time as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchases under this program from August 14, 1996 through February 12, 1998 (the date of filing of this Form 10-K) of 1,097,700 shares at an aggregate cost totaling approximately $14,064,000.

  In August 1997 the Company amended an agreement with a bank whereby the Company may borrow, in the form of a secured revolving credit facility, up to $30,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $18,756,000 at December 31, 1997. This facility currently expires in July 1999. Substantially all of the Company's assets (other than real estate) are pledged as security for this facility. The credit facility provides for interest to be paid at the prime rate or, at the Company's discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility.

  The Company's European offices have agreements with a bank whereby they can borrow up to $5,000,000 in the form of secured revolving credit facilities. The unused portion of these credit facilities was $3,446,000 at December 31, 1997. These facilities are made available until terminated by either party.

  Total debt decreased 33.3% to $1,142,000 at December 31, 1997 from $1,711,000 at December 31, 1996 (excluding outstanding letters of credit of $12,156,000 and $8,000,000 at December 31, 1997 and 1996, respectively). The increase was primarily due to borrowings under bank lines of credit under the Company's credit facility.

  The Company's working capital decreased $3,704,000 to $75,593,000 at December 31, 1997 from $79,297,000 at December 31, 1996.

  The Company has historically maintained higher levels of inventory relative to sales compared to its competitors because (1) it does not ship directly to its major domestic customers from its foreign contract manufacturers, to the same extent as its larger competitors, which would reduce inventory levels and increase inventory turns, and (2) unlike many of its competitors, the Company designates certain shoes as core products whereby the Company commits to its retail customers that it will carry core products from season to season and, therefore, the Company attempts to maintain open stock positions on its core products in the Company's Mira Loma, California distribution center to meet at-once orders.

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

  The federal income tax returns of the Company for the years ended December 31, 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). See Note H to the Company's Consolidated Financial Statements. In December 1995, the IRS issued its report proposing additional taxes of approximately $3,850,000 plus penalties and interest. The Company protested the IRS proposed assessment. Also, the federal income tax returns of the Company for the years ended 1993 and 1994 are currently under examination by the IRS. In addition, the IRS Appeals Division returned the earlier cycle to the Examination Division to reopen its examination of the 1991 and 1992 fiscal years. The IRS has issued a preliminary revised examination report covering the 1991 through 1994 fiscal years proposing additional taxes of approximately $4,760,000 plus penalties and interest for these years combined. Although no assurance can be given regarding the outcome of such examinations, the Company believes that any taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Therefore, management believes that resolution of the IRS examinations should not have a material adverse impact on the Company's financial position and results of operations.

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
K-Swiss Inc.

  We have audited the consolidated balance sheets of K-Swiss Inc. as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Swiss Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

  We have also audited Schedule II of K-Swiss Inc. for each of the three years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Los Angeles, California
January 30, 1998

                                 K-SWISS INC.

                          CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              1997      1996
                                                            --------  --------
                          ASSETS
                          ------
Current Assets
  Cash and cash equivalents (Note A4)...................... $ 36,123  $ 34,314
  Investment securities (Note A5)..........................    5,995       --
  Accounts receivable, less allowance for doubtful accounts
   of $477 and $630 for 1997 and 1996, respectively (Notes
   E and L)................................................   15,657    14,702
  Inventories (Notes A6 and E).............................   27,214    23,789
  Prepaid expenses and other (Note B)......................    4,299    15,674
  Deferred taxes (Notes A9 and H)..........................    2,256     2,058
                                                            --------  --------
    Total current assets...................................   91,544    90,537
Property, Plant and Equipment, net (Notes A7, C and E).....    4,885     3,910
Other Assets
  Intangible assets (Notes A8, D and E)....................    4,712     5,005
  Other....................................................      545       823
                                                            --------  --------
                                                               5,257     5,828
                                                            --------  --------
                                                            $101,686  $100,275
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Bank lines of credit (Note E)............................ $    642  $  1,209
  Current maturities of capital lease obligations and
   subordinated debentures (Note G)........................      400       302
  Trade accounts payable...................................    4,379     3,239
  Accrued liabilities (Note F).............................   10,530     6,490
                                                            --------  --------
    Total current liabilities..............................   15,951    11,240
Subordinated Debentures (Note G)...........................      100       200
Deferred Taxes (Notes A9 and H)............................    9,770     9,266
Commitments and Contingencies (Notes H and I)..............      --        --
Stockholders' Equity (Note K)
  Preferred Stock--authorized 2,000,000 shares of $.01 par
   value; none issued and outstanding......................      --        --
  Common Stock:
  Class A--authorized 18,000,000 shares of $.01 par value;
   4,110,586 shares issued, 3,107,886 shares outstanding
   and 1,002,700 shares held in treasury at December 31,
   1997 and 4,087,018 shares issued, 3,585,018 shares
   outstanding and 502,000 shares held in treasury at
   December 31, 1996.......................................       41        41
  Class B--authorized 10,000,000 shares of $.01 par value;
   issued and outstanding 2,485,572 shares at December 31,
   1997 and 2,495,572 shares at December 31, 1996..........       25        25
  Additional paid-in capital...............................   25,271    25,100
  Treasury Stock...........................................  (12,389)   (5,221)
  Retained earnings (Note E)...............................   63,387    59,675
  Foreign currency translation (Note A10)..................     (470)      (51)
                                                            --------  --------
                                                              75,865    79,569
                                                            --------  --------
                                                            $101,686  $100,275
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                            YEAR ENDED DECEMBER 31,

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       1997     1996     1995
                                                     -------- -------- --------
Revenues (Notes A13, L and M)....................... $116,213 $106,833 $120,252
Cost of goods sold..................................   70,769   72,320   77,726
                                                     -------- -------- --------
  Gross profit......................................   45,444   34,513   42,526
Selling, general and administrative expenses (Note
 A14)...............................................   40,074   33,440   36,131
                                                     -------- -------- --------
  Operating profit..................................    5,370    1,073    6,395
Interest income, net................................    1,823    1,527      789
                                                     -------- -------- --------
  Earnings before income taxes......................    7,193    2,600    7,184
Income tax expense (Notes A9 and H).................    3,020    1,869    5,331
                                                     -------- -------- --------
  NET EARNINGS...................................... $  4,173 $    731 $  1,853
                                                     ======== ======== ========
Earnings per common share (Note A15)
  Basic............................................. $    .71 $    .11 $    .28
                                                     ======== ======== ========
  Diluted........................................... $    .70 $    .11 $    .28
                                                     ======== ======== ========


        The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      THREE YEARS ENDED DECEMBER 31, 1997

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                    COMMON STOCK                          TREASURY STOCK
                          ----------------------------------            ------------------
                              CLASS A          CLASS B       ADDITIONAL      CLASS A                    FOREIGN
                          ---------------- -----------------  PAID-IN   ------------------  RETAINED   CURRENCY
                           SHARES   AMOUNT  SHARES    AMOUNT  CAPITAL    SHARES    AMOUNT   EARNINGS  TRANSLATION  TOTAL
                          --------- ------ ---------  ------ ---------- --------- --------  --------  ----------- -------
Balance at January 1,
 1995...................  4,057,779  $41   2,515,572   $25    $24,985         --  $    --   $58,133      $(367)   $82,817
Conversion of shares
 (Note K)...............     20,000  --      (20,000)  --         --          --       --       --         --         --
Proceeds from exercise
 of options (Note K)....      8,072  --          --    --          90         --       --       --         --          90
Income tax benefit of
 options exercised (Note
 K).....................        --   --          --    --          13         --       --       --         --          13
Dividends paid ($.08 per
 share) (Note E)........        --   --          --    --         --          --       --      (526)       --        (526)
Net earnings for the
 year...................        --   --          --    --         --          --       --     1,853        --       1,853
Foreign currency
 translation
 (Note A10).............        --   --          --    --         --          --       --       --        (178)      (178)
                          ---------  ---   ---------   ---    -------   --------- --------  -------      -----    -------
Balance at December 31,
 1995...................  4,085,851   41   2,495,572    25     25,088          --       --   59,460       (545)    84,069
Proceeds from exercise
 of options (Note K)....      1,167  --          --    --          12         --       --       --         --          12
Purchase of treasury
 stock..................        --   --          --    --         --      502,000   (5,221)     --         --      (5,221)
Dividends paid ($.08 per
 share) (Note E)........        --   --          --    --         --          --       --      (516)       --        (516)
Net earnings for the
 year...................        --   --          --    --         --          --       --       731        --         731
Foreign currency
 translation
 (Note A10).............        --   --          --    --         --          --       --       --         494        494
                          ---------  ---   ---------   ---    -------   --------- --------  -------      -----    -------
Balance at December 31,
 1996...................  4,087,018   41   2,495,572    25     25,100     502,000   (5,221)  59,675        (51)    79,569
Conversion of shares
 (Note K)...............     10,000  --      (10,000)  --         --          --       --       --         --         --
Proceeds from exercise
 of options (Note K)....     13,568  --          --    --         144         --       --       --         --         144
Income tax benefit of
 options exercised......        --   --          --    --          27         --       --       --         --          27
Purchase of treasury
 stock..................        --   --          --    --         --      500,700   (7,168)     --         --      (7,168)
Dividends paid ($.08 per
 share) (Note E)........        --   --          --    --         --          --       --      (461)       --        (461)
Net earnings for the
 year...................        --   --          --    --         --          --       --     4,173        --       4,173
Foreign currency
 translation
 (Note A10).............        --   --          --    --         --          --       --       --        (419)      (419)
                          ---------  ---   ---------   ---    -------   --------- --------  -------      -----    -------
Balance at December 31,
 1997...................  4,110,586  $41   2,485,572   $25    $25,271   1,002,700 $(12,389) $63,387      $(470)   $75,865
                          =========  ===   =========   ===    =======   ========= ========  =======      =====    =======

         The accompanying notes are an integral part of this statement.

                                 K-SWISS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEAR ENDED DECEMBER 31,

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                     1997      1996     1995
                                                    -------  --------  -------
Cash flows from operating activities:
  Net earnings..................................... $ 4,173  $    731  $ 1,853
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization..................     918     1,197    1,181
    Loss on disposal of equipment and goodwill.....       2       --       152
    Deferred income taxes..........................     306     3,199      960
    (Increase) decrease in accounts receivable.....    (954)       64    9,628
    (Increase) decrease in inventories.............  (3,428)   17,399    4,823
    Decrease (increase) in prepaid expenses and
     other assets..................................  11,647   (14,373)   1,354
    Increase (decrease) in accounts payable and
     accrued liabilities...........................   5,207       556     (956)
    Foreign currency translation write off for
     K-Swiss Canada................................     --        410      --
                                                    -------  --------  -------
    Net cash provided by operating activities......  17,871     9,183   18,995
Cash flows from investing activities:
  Cash paid for acquisition of certain assets and
   rights of Robey Sportswear......................     --       (435)     --
  Purchase of investment securities................  (9,619)      --       --
  Proceeds from maturity of investment securities..   3,624       --     5,102
  Purchase of property, plant and equipment........  (1,641)   (1,034)    (397)
  Proceeds from disposal of property, plant and
   equipment.......................................       9        15       18
                                                    -------  --------  -------
    Net cash (used in) provided by investing
     activities....................................  (7,627)   (1,454)   4,723
Cash flows from financing activities:
  Net (repayments) borrowings under bank lines of
   credit and capital leases.......................    (564)      790   (2,479)
  Purchase of treasury stock.......................  (7,168)   (5,221)     --
  Payment of dividends.............................    (461)     (516)    (526)
  Proceeds from stock options exercised............     144        12       90
  Income tax benefit of options exercised..........      27       --        13
                                                    -------  --------  -------
    Net cash used in financing activities..........  (8,022)   (4,935)  (2,902)
Effect of exchange rate changes on cash ...........    (413)       89     (102)
                                                    -------  --------  -------
      Net increase in cash and cash equivalents....   1,809     2,883   20,714
Cash and cash equivalents at beginning of period...  34,314    31,431   10,717
                                                    -------  --------  -------
Cash and cash equivalents at end of period......... $36,123  $ 34,314  $31,431
                                                    =======  ========  =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest....................................... $   156  $    213  $   239
    Income taxes................................... $ 3,280  $  1,171  $ 3,341

        The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996 AND 1995

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Nature of Operations

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

3. Basis of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 1996 presentation to conform with the 1997 presentation.

4. Cash Equivalents

  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

5. Investment Securities

  The Company's investment securities, which consist of U.S. Government obligations, are classified as held-to-maturity, carried at amortized cost and mature within one year. Fair market value of these investments approximates cost at December 31, 1997.

                                 K-SWISS INC.

                       DECEMBER 31, 1997, 1996 AND 1995


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

6. Inventories

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

7. Property, Plant and Equipment

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

8. Intangible Assets

  Intangible assets are being amortized using the straight-line method over their estimated economic useful lives at the time of acquisition. The intangible assets principally include trademarks and contingent purchase payments and are amortized over 30 to 35 years. Other intangible assets consist of organization costs and trademark defense costs and are amortized over 5 to 7 years.

9. Income Taxes

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

10. Foreign Currency Translation

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

11. Fair Value of Financial Instruments

  For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the line of credit, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Long-term

                                 K-SWISS INC.

                       DECEMBER 31, 1997, 1996 AND 1995

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

subordinated debentures are carried at amounts that approximate fair value. The estimated fair value of the subordinated debentures is based on borrowing rates currently available to the Company for bank loans with similar terms and maturities.

12. Financial Risk Management and Derivatives

  The Company enters into foreign exchange contracts in order to reduce the impact of foreign currency fluctuations (principally German marks and pounds sterling) and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual dollar net cash inflow or outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. The Company does not hold or issue financial instruments for trading purposes. The foreign exchange contracts are designated for firmly committed or forecasted purchases and sales. These transactions are generally expected to occur in less than one year. Gains and losses related to hedges of firmly committed transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses of foreign exchange contracts that are designated for forecasted transactions are recognized as the exchange rates change. At December 31, 1997 and 1996, deferred gains and losses are not material to the consolidated financial statements.

  The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies (principally German marks and pounds sterling) at maturity, at rates agreed to at the inception of the contracts. The counter party to derivative transactions is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with these institutions. The credit risk is limited to the unrealized gains in such contracts should this counter party fail to perform as contracted.

  The aggregate notional principal amounts and fair values of the Company's derivative financial instruments were $3,680,000 and $176,000 at December 31, 1997, respectively and $3,918,000 and $150,000 at December 31, 1996,
respectively. The estimated fair value of derivatives used to hedge the Company's risks will fluctuate over time. The fair value of the forward exchange contracts is estimated by obtaining quoted market prices.

13. Recognition of Revenues

  Revenues include sales and fees earned on sales by licensees and are recognized upon shipment of goods.

14. Advertising Costs

  Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $6,553,000, $3,073,000, and $1,941,000 for 1997, 1996, and 1995, respectively.

                                 K-SWISS INC.

                       DECEMBER 31, 1997, 1996 AND 1995


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

15. Earnings per Share

   In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which superseded APB Opinion No. 15. Earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128. SFAS 128 requires companies to present basic earnings per share, and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                   1997             1996             1995
                             ---------------- ---------------- ----------------
                                    PER SHARE        PER SHARE        PER SHARE
                             SHARES  AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT
                             ------ --------- ------ --------- ------ ---------
Basic EPS................... 5,844    $ .71   6,455    $.11    6,578    $.28
Effect of Dilutive Stock
 Options....................   120     (.01)     38     --        52     --
                             -----    -----   -----    ----    -----    ----
Diluted EPS................. 5,964    $ .70   6,493    $.11    6,630    $.28
                             =====    =====   =====    ====    =====    ====

  The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                          1997          1996          1995
                                      ------------- ------------- -------------
Options to purchase shares of common
 stock (in thousands)................      358           463           429
Exercise prices...................... $15.25-$23.00 $10.31-$23.00 $13.75-$23.00
Expiration dates..................... January 2000- January 2000- January 2000-
                                       August 2007   August 2006  February 2005

16. New Accounting Pronouncements

  In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997.

  In 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, which applies only to publicly held business entities. A reportable segment, referred to as an operating segment, is a component of an entity about which separate financial information is produced internally, that is evaluated by the

                                 K-SWISS INC.

                       DECEMBER 31, 1997, 1996 AND 1995


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

chief operating decision-maker to assess performance and allocate resources. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997.

NOTE B--PREPAID EXPENSES AND OTHER

  Prepaid expenses and other as of December 31 consist of the following (in thousands):

                                                                  1997   1996
                                                                 ------ -------
     Prepayment to secure inventory purchases................... $2,153 $11,327
     Income taxes receivable....................................  1,457   3,682
     Other prepaid expenses.....................................    689     665
                                                                 ------ -------
                                                                 $4,299 $15,674
                                                                 ====== =======

NOTE C--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment as of December 31 consists of the following (in thousands):

                                                                1997     1996
                                                               -------  -------
     Building and improvements................................ $ 3,240  $ 2,071
     Furniture, machinery and equipment.......................   4,433    4,085
     Leased property under capital leases.....................     766      766
                                                               -------  -------
                                                                 8,439    6,922
     Less accumulated depreciation and amortization...........  (5,380)  (4,835)
                                                               -------  -------
                                                                 3,059    2,087
     Land.....................................................   1,826    1,823
                                                               -------  -------
                                                               $ 4,885  $ 3,910
                                                               =======  =======

  Accumulated amortization of leased property is approximately $764,000 and $760,000 at December 31, 1997 and 1996 respectively.

NOTE D--INTANGIBLE ASSETS

  Intangible assets as of December 31 consist of the following (in thousands):

                                                                1997     1996
                                                               -------  -------
     Contingent purchase payments............................. $ 4,579  $ 4,579
     Trademarks...............................................   2,269    2,269
     Other....................................................     198      387
     Less accumulated amortization............................  (2,334)  (2,230)
                                                               -------  -------
                                                               $ 4,712  $ 5,005
                                                               =======  =======

                                 K-SWISS INC.

                       DECEMBER 31, 1997, 1996 AND 1995


NOTE E--BANK LINES OF CREDIT

  The Company maintains revolving credit facilities whereby it may borrow up to an aggregate of $35,000,000 including outstanding letters of credit and bankers' acceptances. The weighted average interest rate provided under these credit facilities was 8.25% and 4.53% at December 31, 1997 and 1996, respectively. Until August of 1996, a fee of up to 1/4% of the average unused line was paid for availability of the primary credit facility. Currently, a fee of up to 1/8% of the average unused line is paid for availability of the primary credit facility.

  The credit agreement contains certain covenants and financial ratio requirements, including restrictions on dividend payments. At December 31, 1997, $5,628,000 was unrestricted as to the payment of dividends. The amounts borrowed under the facilities are collateralized by substantially all of the assets of the Company.

  Under the most restrictive covenant, the Company must maintain stockholders' equity, including subordinated debt, less intangible assets and exclusive of treasury stock of at least $65,912,000 at December 31, 1997.

NOTE F--ACCRUED LIABILITIES

  Accrued liabilities as of December 31 consist of the following (in thousands):

                                                                   1997    1996
                                                                  ------- ------
     Income taxes................................................ $ 1,362 $1,315
     Bonuses.....................................................   2,790    680
     Advertising.................................................     866     42
     Other.......................................................   5,512  4,453
                                                                  ------- ------
                                                                  $10,530 $6,490
                                                                  ======= ======

NOTE G--SUBORDINATED DEBENTURES

  The subordinated debentures are payable to an officer and a director of the Company. The debentures bear interest at 10%. Interest is due on the unpaid balance quarterly. The debentures are due in full in 2001, however, beginning June 30, 1996 the debenture holders could require the Company to redeem a portion of principal semi-annually.

NOTE H--INCOME TAXES

  The provision for income taxes includes the following for the years ended December 31 (in thousands):

                                                           1997   1996     1995
                                                          ------ -------  ------
     Current
      United States
       Federal........................................... $2,366 $(1,961) $3,570
       State.............................................    243     514     677
      Foreign............................................    105     117     124
     Deferred
      United States
       Federal...........................................    273   2,864     859
       State.............................................     33     335     101
                                                          ------ -------  ------
                                                          $3,020 $ 1,869  $5,331
                                                          ====== =======  ======

                                 K-SWISS INC.

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE H--INCOME TAXES--(CONTINUED)

  A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate follows for the years ended December 31:

                               1997  1996  1995
                               ----  ----  -----
     U.S. Federal statutory
      rate...................  34.0% 34.0%  34.0%
     State income taxes......   4.1   4.1    4.1
     State income tax audit..   --   18.3    --
     California net operating
      loss carry forward
      limitation.............   --    4.4    --
     Subsidiary liquidation..   --    --   (36.0)
     Unremitted prior years
      earnings of foreign
      subsidiary.............   --    --    61.7
     Net results of other
      foreign subsidiaries...   1.8   7.4    7.0
     Amortization of
      intangibles............   0.9   2.5    0.9
     Other...................   1.2   1.2    2.5
                               ----  ----  -----
                               42.0% 71.9%  74.2%
                               ====  ====  =====

  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

                                                                   1997   1996
                                                                  ------ ------
     Net current assets.......................................... $2,256 $2,058
     Net non-current liabilities.................................  9,770  9,266
                                                                  ------ ------
      Net liability.............................................. $7,514 $7,208
                                                                  ====== ======

  Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):

                                                                   1997   1996
                                                                  ------ ------
     Assets
       State taxes............................................... $  322 $  261
       State tax net operating loss carry forwards...............      5    137
       Bad debts.................................................    130    121
       Inventory reserve and capitalized costs...................  1,251  1,487
       Bonuses...................................................    491    --
       Other.....................................................     96     88
                                                                  ------ ------
         Gross deferred tax assets...............................  2,295  2,094
     Liabilities
       Unremitted earnings of a foreign subsidiary...............  9,303  9,061
       Contingent purchase payments..............................    183    196
       Other.....................................................    323     45
                                                                  ------ ------
         Gross deferred tax liabilities..........................  9,809  9,302
                                                                  ------ ------
       Net deferred tax liability................................ $7,514 $7,208
                                                                  ====== ======

                                 K-SWISS INC.

                       DECEMBER 31, 1997, 1996 AND 1995


NOTE H--INCOME TAXES--(CONTINUED)

  The Company did not record any valuation allowances against deferred tax assets at December 31, 1997. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.

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

  The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). In December 1995, the IRS issued its report proposing additional taxes of approximately $3,850,000 plus penalties and interest. The Company protested the IRS proposed assessment. Also, the federal income tax returns of the Company for the years ended 1993 and 1994 are currently under examination by the IRS. In addition, the IRS Appeals Division returned the earlier cycle to the Examination Division to reopen its examination of the 1991 and 1992 fiscal years. The IRS has issued a preliminary revised examination report covering the 1991 through 1994 fiscal years proposing additional taxes of approximately $4,760,000 plus penalties and interest for these years combined. Although no assurance can be given regarding the outcome of such examinations, the Company believes that any taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Therefore, management believes that resolution of the IRS examinations should not have a material adverse impact on the Company's financial position and results of operations.

NOTE I--COMMITMENTS AND CONTINGENCIES

  The Company leases its principal warehouse facility through January 2003, under an agreement which provides for two options, each of which would extend the lease for three years. The Company also leases its principal executive offices under an agreement expiring in April 1998. This lease provides for two options, each of which would extend the lease for one month and one option which would extend the lease for three and one-half months. In addition, certain property and equipment is leased primarily on a month to month basis. Future minimum rental payments under these leases as of December 31, 1997 are as follows (in thousands):

     YEAR ENDING
     DECEMBER 31,
     ------------
      1998............................................................... $1,362
      1999...............................................................  1,060
      2000...............................................................  1,026
      2001...............................................................    986
      2002...............................................................    955
      Thereafter.........................................................     78
                                                                          ------
                                                                          $5,467
                                                                          ======

                                 K-SWISS INC.

                       DECEMBER 31, 1997, 1996 AND 1995


NOTE H--INCOME TAXES--(CONTINUED)

  Rent expense for operating leases was approximately $1,451,000, $1,615,000, and $1,676,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

  The Company has outstanding letters of credit totaling approximately $12,156,000 and $8,000,000 at December 31, 1997 and 1996 respectively. These letters of credit, which have original terms from one to four months, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is based on fees currently charged for similar agreements and is not significant at December 31, 1997 and 1996.

NOTE I--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

  The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe it is presently a party to litigation which will have a material adverse effect on its business or operations.

  During 1998, the Company will need approximately $3,740,000 for the construction of its new headquarters facility.

NOTE J--EMPLOYEE BENEFIT PLANS

  In 1988, the Company adopted a discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The expense for this plan was approximately $472,000, $17,000, and $218,000 for 1997, 1996 and 1995,
respectively.

NOTE K--STOCKHOLDERS' EQUITY

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

                                 K-SWISS INC.

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE K--STOCKHOLDERS' EQUITY--(CONTINUED)

  Combined plan transactions for 1997, 1996 and 1995 are as follows:

                                1997              1996              1995
                          ----------------- ----------------- -----------------
                                   WEIGHTED          WEIGHTED          WEIGHTED
                                   AVERAGE           AVERAGE           AVERAGE
                                   EXERCISE          EXERCISE          EXERCISE
                          SHARES    PRICE   SHARES    PRICE   SHARES    PRICE
                          -------  -------- -------  -------- -------  --------
Options outstanding
 January 1,.............. 685,262   $13.51  587,662   $15.47  628,326   $15.53
Granted..................  96,150    10.56  178,800     8.80    8,700     8.50
Exercised................ (13,568)   10.65   (1,167)   10.00   (8,072)   11.24
Canceled................. (63,950)   13.50  (80,033)   17.39  (41,292)   15.79
                          -------           -------           -------
Options outstanding
 December 31,............ 703,894    13.16  685,262    13.51  587,662    15.47
                          =======           =======           =======
Options available for
 grant at December 31,...  88,955           121,155           219,922

  Weighted average fair value of options granted during the year are as follows:

                                                            1997  1996   1995
                                                           ------ ----- ------
     Exercise price is below market price at date of
      grant............................................... $12.44 $8.75 $12.29
     Exercise price equals market price at date of grant..   4.86  3.14   4.96

  The following information applies to options outstanding at December 31, 1997:

                                      OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                --------------------------------- --------------------
                                             WEIGHTED
                                              AVERAGE    WEIGHTED             WEIGHTED
                                             REMAINING   AVERAGE              AVERAGE
                                  NUMBER    CONTRACTUAL  EXERCISE   NUMBER    EXERCISE
     RANGE OF EXERCISE PRICES   OUTSTANDING LIFE (YEARS)  PRICE   EXERCISABLE  PRICE
     ------------------------   ----------- -----------  -------- ----------- --------
     $ 1.00--$ 2.51..........      44,157         7       $ 1.30      9,740    $ 2.34
     $ 8.75--$13.00..........     292,702         7         9.96    157,535      9.90
     $13.75--$19.25..........     306,735         5        16.31    257,335     16.24
     $21.25--$23.00..........      60,300         7        21.41     43,031     21.33
                                  -------                           -------
                                  703,894         6        13.16    467,641     14.29
                                  =======                           =======

  The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                               1997  1996  1995
                                                               ----  ----  ----
     Expected life (years)....................................    7     7     7
     Risk-free interest rate.................................. 6.25% 5.50% 5.50%
     Volatility...............................................   22%   20%   20%
     Dividend yield...........................................   .7%   .7%   .7%

                                 K-SWISS INC.

                       DECEMBER 31, 1997, 1996 AND 1995


NOTE K--STOCKHOLDERS' EQUITY--(CONTINUED)

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

  During 1997, 1996 and 1995, 21,000, 14,000,and 4,000 options, respectively, were granted at exercise prices below fair market value. This resulted in net compensation expense of $32,000, $28,000, and $55,000 for 1997, 1996 and 1995,
respectively. All other options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

  In connection with the exercise of options, the Company realized income tax benefits in 1997, 1996 and 1995 which have been credited to additional paid-in capital.

  Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have been:

                                                              1997  1996  1995
                                                             ------ ---- ------
     Net earnings (in thousands)
      As reported........................................... $4,173 $731 $1,853
      Pro forma.............................................  4,163  742  1,906
     Basic earnings per share
      As reported........................................... $  .71 $.11 $  .28
      Pro forma.............................................    .71  .11    .29
     Diluted earnings per share
      As reported........................................... $  .70 $.11 $  .28
      Pro forma.............................................    .70  .11    .29

  The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

NOTE L--CONCENTRATIONS OF CREDIT RISK

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

                                 K-SWISS INC.

                       DECEMBER 31, 1997, 1996 AND 1995

NOTE L--CONCENTRATIONS OF CREDIT RISK--(CONTINUED)

  During the years ended December 31, 1997, 1996 and 1995, approximately 17%, 11%, and 12%, respectively, of revenues were made to one domestic customer. At December 31, 1997 and 1996 approximately 18% and 14%, respectively, of accounts receivable were from this major customer. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures and for international receivables, the use of letters of credit and letters of guarantee.

NOTE M--OPERATIONS BY GEOGRAPHIC AREA

  The Company's predominant business is the design, development and distribution of athletic footwear. Information about the Company's domestic and international revenues, operating income and other financial information is presented below (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
     Revenues from unrelated entities:
       United States.............................. $ 91,568  $ 76,170  $ 89,220
       International..............................   24,645    30,663    31,032
                                                   --------  --------  --------
                                                   $116,213  $106,833  $120,252
                                                   ========  ========  ========
     Inter-geographic revenues:
       United States.............................. $  2,721  $  2,102  $  4,337
       International..............................    2,937     4,573     6,240
                                                   --------  --------  --------
                                                   $  5,658  $  6,675  $ 10,577
                                                   ========  ========  ========
     Total Revenues:
       United States.............................. $ 94,289  $ 78,272  $ 93,557
       International..............................   27,582    35,236    37,272
       Less Inter-geographic revenues.............   (5,658)   (6,675)  (10,577)
                                                   --------  --------  --------
                                                   $116,213  $106,833  $120,252
                                                   ========  ========  ========
     Operating profit:
       United States.............................. $ 10,669  $  3,720  $  9,116
       International..............................    1,493     2,271     2,608
       Less corporate expenses and eliminations...   (6,792)   (4,918)   (5,329)
                                                   --------  --------  --------
                                                   $  5,370  $  1,073  $  6,395
                                                   ========  ========  ========
     Identifiable assets:
       United States.............................. $ 47,070  $ 42,068  $ 56,896
       International..............................   19,620    30,531    17,664
       Corporate assets and eliminations .........   34,996    27,676    27,818
                                                   --------  --------  --------
                                                   $101,686  $100,275  $102,378
                                                   ========  ========  ========

                                 K-SWISS INC.

                       DECEMBER 31, 1997, 1996 AND 1995


NOTE N--QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for 1997 and 1996 follows (in thousands except for per share amounts):

                                      FIRST  SECOND    THIRD  FOURTH
                                     QUARTER QUARTER  QUARTER QUARTER    YEAR
                                     ------- -------  ------- -------  --------
1997
  Revenues.......................... $31,199 $28,415  $32,835 $23,764  $116,213
  Gross profit......................  11,722   9,610   13,418  10,694    45,444
  Net earnings (loss)...............   1,539    (379)   1,714   1,299     4,173
  Basic earnings (loss) per share... $   .25 $  (.06) $   .30 $   .23  $    .71
  Diluted earnings (loss) per share. $   .25 $  (.06) $   .29 $   .22  $    .70
1996
  Revenues.......................... $34,365 $26,019  $28,781 $17,668  $106,833
  Gross profit......................  12,445   7,740    9,063   5,265    34,513
  Net earnings (loss)...............   2,127    (731)     281    (946)      731
  Basic earnings (loss) per share... $   .32 $  (.11) $   .04 $  (.16) $    .11
  Diluted earnings (loss) per share. $   .32 $  (.11) $   .04 $  (.16) $    .11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Except for the information disclosed in Item 4(a) of this Annual Report on Form 10-K, the information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 20, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 20, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 20, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 20, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) FINANCIAL STATEMENTS:

                                                                 PAGE REFERENCE
                                                                   FORM 10-K
                                                                 --------------
Report of Independent Certified Public Accountants..............         20
Consolidated Balance Sheets as of December 31, 1997 and 1996....         21
Consolidated Statements of Earnings for the three years ended
 December 31, 1997..............................................         22
Consolidated Statement of Stockholders' Equity for the three
 years ended December 31, 1997..................................         23
Consolidated Statements of Cash Flows for the three years ended
 December 31, 1997..............................................         24
Notes to Consolidated Financial Statements......................     25--37

  (B) REPORTS ON FORM 8-K

  A Form 8-K, dated October 15, 1997, was filed with the Securities and Exchange Commission during the fourth quarter of 1997. The Form 8-K reported the issuance of a press release on October 15, 1997, regarding the filing by the Company of a Form S-3 Registration Statement covering shares of the Company's Class A Common Stock held by one of its principal stockholders.

    In addition, another Form 8-K was filed on January 15, 1998. The Company issued a press release relating to the purchase of up to $2,832,000 of its Class A Common Stock on the open market through December 1998.

(C) EXHIBITS

      3.1 Amended and Restated Certificate of Incorporation of K-Swiss Inc.
          (incorporated by reference to exhibit 3.4 to the Registrant's Form
          S-1 Registration Statement No. 33-34369).

      3.2 Certificate of Designations of Class A Common Stock of K-Swiss Inc.
          (incorporated by reference to exhibit 3.2 to the Registrant's Form
          S-1 Registration Statement No. 33-34369).

      3.3 Certificate of Designations of Class B Common Stock of K-Swiss Inc.
          (incorporated by reference to exhibit 3.3 to the Registrant's Form
          S-1 Registration Statement No. 33-34369).

      3.4 Amended and Restated Bylaws of K-Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1991).

      4.1 Specimen K-Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant's Form S-1 Registration
          Statement No. 33-34369).

      4.2 Specimen K-Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant's Form S-1 Registration
          Statement No. 33-34369).

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

     10.1 K-Swiss Inc. 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Registrant's Form S-1 Registration Statement No.
          33-34369).

     10.2 Amendment to K-Swiss Inc. 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.36 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993).

     10.3 Amendment to K-Swiss Inc. 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.32 to the Registrant's Form 10-K for the fiscal year ended December 31, 1995).

     10.4 324 Corp. 1988 Stock Option Plan (incorporated by reference to exhibit 10.2 to the Registrant's Form S-1 Registration Statement No.
           33-34369).

     10.5 K-Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant's Form S-1 Registration
           Statement No. 33-34369).

     10.6  Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan
           (incorporated by reference to exhibit 10.35 to the Registrant's Form
           10-K for the fiscal year ended December 31, 1993).

     10.7  Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated May
           26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994).

     10.8  Form of Indemnity Agreement entered into by and between K-Swiss Inc.
           and directors (incorporated by reference to exhibit 10.4 to the Registrant's Form S-1 Registration Statement No. 33-34369).

     10.9  Distributor agreement dated June 10, 1991 by and between K-Swiss
           International Ltd. and Five Lines Corporation (incorporated by reference to exhibit 10.5 to the Registrant's Form 10-K Annual
           Report for the fiscal year ended December 31, 1991).

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

     10.12 Employment Agreement between the Registrant and Steven B. Nichols dated as of April 30, 1993 (incorporated by reference to exhibit
           10.30 to the Registrant's Form S-1 Registration Statement No. 33-
           62254).

     10.13 Employment Agreement between the Registrant and Steven B. Nichols dated as of March 1, 1995 (incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1995).

     10.14 Note and Warrant Agreement dated as of December 29, 1986 by and among K-Swiss, 324 Corp. and John Hancock Mutual Life Insurance
           Company (incorporated by reference to exhibit 10.18 to the Registrant's Form S-1 Registration Statement No. 33-34369).

     10.15 Amendment to Note and Warrant Agreement dated as of August 1, 1988 by and among K-Swiss, 324 Corp. and John Hancock Mutual Life
           Insurance Company (incorporated by reference to exhibit 10.19 to the Registrant's Form S-1 Registration Statement No. 33-34369).

     10.16 Note Agreement dated August 25, 1989 and Amendment to Note and
           Warrant Agreement dated as of December 29, 1986, as amended, by and between K-Swiss Inc. and John Hancock Mutual Life Insurance Company
           (incorporated by reference to exhibit 10.20 to the Registrant's Form
           S-1 Registration Statement No. 33-34369).

     10.17 Amendment to Note and Warrant Agreement, as amended, dated as of April 26, 1990 by and among K-Swiss Inc., the Registrant and John
           Hancock Mutual Life Insurance Company (incorporated by reference to exhibit 10.21 to the Registrant's Form S-1 Registration Statement
           No. 33-34369).

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

     10.29 Lease Agreement dated November 30, 1992 by and between K-Swiss Inc.
           and S. Daryl Parker, d.b.a. Parker Industrial Properties
           (incorporated by reference to exhibit 10.28 to the Registrant's Form
           10-K for the fiscal year ended December 31, 1992).

     10.30 Lease Agreement dated March 25, 1993 between the Registrant and
           Woodpecker Manufacturing Company, Inc. (incorporated by reference to exhibit 10.34 to the Registrant's Form S-1 Registration Statement
           No. 33-62254).

     10.31 Lease Agreement dated March 11, 1997 by and between K-Swiss Inc. and
           Space Center Mira Loma, Inc. (incorporated by reference to exhibit
           10 to the Registrant's Form 10-Q for the quarter ended March 31,
           1997).

     10.32 Credit Agreement dated March 25, 1994 by and among the Registrant and Bank of America National Trust and Savings Association, with schedules (incorporated by reference to exhibit 10.33 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994).

     10.33 Amendment to Credit Agreement dated March 25, 1994 by and among the
           Registrant and Bank of America National Trust and Savings
           Association (incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1995).

     10.34 Second Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended
           September 30, 1996).

     10.35 Third Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended
           September 30, 1997).

     10.36 Agreement for the Purchase of Assets and Rights of Robey between
           N. Chr. M. Wilke and NMB-Heller N.V. and K-Swiss International Ltd., dated January 4, 1996 (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1996).

     10.37 Standard Offer, Agreement and Escrow Instructions for Purchase of
           Real Estate dated September 29, 1997 by and between K-Swiss Inc.
           (the seller) and Hager Investments, Inc., or Nominee (the buyer).

     21    Subsidiaries of K-Swiss Inc.

     23    Consent of Grant Thornton LLP.

     27    Financial Data Schedule

  (D) SCHEDULES

                                                                           PAGE
                                                                           ----
     Financial Statement Schedules:
      Schedule II--Valuation and Qualifying Accounts......................  44
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

                                          K-Swiss Inc.

                                               /s/ George Powlick
                                          By __________________________________
                                               George Powlick, Vice-President
                                               and Chief Financial Officer

                                          February 11, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                      DATE
             ---------                           -----                      ----

/s/ Steven Nichols                   Chairman of the Board,            February 11, 1998
---------------------------           President and Chief
Steven Nichols                        Executive Officer



/s/ George Powlick                   Vice President Finance,           February 11, 1998
----------------------------          Chief Financial Officer,
George Powlick                        Principal Accounting
                                      Officer, Secretary and
                                      Director



/s/ Stanley Bernstein                Director                          February 11, 1998
----------------------------
Stanley Bernstein

/s/ Lawrence Feldman                 Director                          February 11, 1998
----------------------------
Lawrence Feldman

/s/ Stephen Fine                     Director                          February 11, 1998
----------------------------
Stephen Fine

/s/ Jonathan Layne                   Director                          February 11, 1998
----------------------------
Jonathan Layne

/s/ Martyn Wilford                   Director                          February 11, 1998
----------------------------
Martyn Wilford

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                             (AMOUNTS IN THOUSANDS)

        COLUMN A            COLUMN B          COLUMN C           COLUMN D     COLUMN E
        --------          ------------- --------------------- -------------- ----------
                                              ADDITIONS
                                        ---------------------
                           BALANCE AT   CHARGED TO CHARGED TO WRITE-OFFS AND BALANCE AT
                          BEGINNING OF  COSTS AND    OTHER     DEDUCTIONS,      END
      DESCRIPTION            PERIOD      EXPENSES   ACCOUNTS       NET       OF PERIOD
      -----------         ------------- ---------- ---------- -------------- ----------
Allowance for bad debts.  (1995) $  712   $1,504     $ --        $(1,343)      $  873
                          (1996)    873      247       --           (490)         630
                          (1997)    630      420       --           (573)         477
Allowance for
 inventories............  (1995) $  145   $3,389     $ --        $(1,735)      $1,799
                          (1996)  1,799    2,977       --         (1,896)       2,880
                          (1997)  2,880    1,769       --         (2,022)       2,627

                                 EXHIBIT INDEX

 NUMBER
 ------
 10.37  Standard Offer, Agreement and Escrow Instructions for Purchase of
         Real Estate......................................................
 21     Subsidiaries of K-Swiss Inc.......................................
 23     Consent of Grant Thornton LLP.....................................
 27     Financial Data Schedule...........................................