Form 10-Q
period 1998-03-31
K SWISS INC
filed 1998-04-23
CIK 862480

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   (Mark One)

 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
       Exchange Act of 1934
       For the period ended March 31, 1998
                            ----------------------------------------------------

                                       OR

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from                        to
                                     ------------------------  -----------------
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
                                                            Yes   X    No
                                                                -----    ----



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding at April 23, 1998:

                              Class A  3,100,371
                              Class B  2,342,072

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                                  K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                          March 31,     December 31,
                                                            1998           1997
                                                        -------------   ------------
                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                $ 28,982       $ 36,123
   Investment securities                                       6,128          5,995
   Accounts receivable, less allowance for doubtful
       accounts of $687 and $477 as of March 31,
       1998 and December 31, 1997, respectively               31,313         15,657
   Inventories                                                26,604         27,214
   Prepaid expenses and other                                  1,190          4,299
   Deferred taxes                                              2,377          2,256
                                                             -------        -------
         Total current assets                                 96,594         91,544
PROPERTY, PLANT AND EQUIPMENT, net                             4,261          4,885
OTHER ASSETS
   Intangible assets                                           4,647          4,712
   Other                                                         521            545
                                                             -------        -------
                                                               5,168          5,257
                                                             -------        -------
                                                            $106,023       $101,686
                                                             =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank lines of credit                                     $  1,065       $    642
   Current maturities of subordinated debentures                 400            400
   Trade accounts payable                                      5,297          4,379
   Accrued liabilities                                        12,255         10,530
                                                             -------        -------
        Total current liabilities                             19,017         15,951
SUBORDINATED DEBENTURES                                          100            100
DEFERRED TAXES                                                 9,823          9,770
STOCKHOLDERS' EQUITY
   Preferred Stock-authorized 2,000,000 shares of
      $.01 par value; none issued and outstanding                  -              -
   Common Stock:
   Class A-authorized 18,000,000 shares of $.01 par value;
       4,254,836 shares issued, 3,127,136 shares outstanding
       and 1,127,700 shares held in treasury at March 31,
       1998 and 4,110,586 shares issued, 3,107,886 shares
       outstanding and 1,002,700 shares held in treasury at
       December 31, 1997                                          43             41
    Class B-authorized 10,000,000 shares of $.01 par value;
       issued and outstanding 2,342,072 shares at March 31,
       1998 and 2,485,572 at December 31, 1997                    23             25
   Additional paid-in capital                                 25,294         25,271
   Treasury stock                                            (14,600)       (12,389)
   Retained earnings                                          66,823         63,387
   Accumulated other Comprehensive Income -
       Foreign currency translation                             (500)          (470)
                                                             -------        -------
                                                              77,083         75,865
                                                             -------        -------
                                                            $106,023       $101,686
                                                             =======        =======

        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS
                (Amounts in thousands, except per share amounts)


                                  (Unaudited)


                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                                 -----------------

                                                  1998        1997
                                                  ----        ----

Revenues                                          $42,274    $31,199
Cost of goods sold                                 25,128     19,477
                                                   ------     ------
  Gross profit                                     17,146     11,722
Selling, general and administrative expenses       11,613      9,554
                                                   ------     ------
  Operating profit                                  5,533      2,168
Interest income, net                                  433        379
                                                   ------     ------
   Earnings before income taxes                     5,966      2,547
Income tax expense                                  2,421      1,008
                                                   ------     ------
   NET EARNINGS                                   $ 3,545    $ 1,539
                                                   ======     ======

Earnings per common share (Note 3)
   Basic                                             $.64       $.25
                                                   ======     ======
   Diluted                                           $.62       $.25
                                                   ======     ======

Net Earnings                                      $ 3,545    $ 1,539
Other comprehensive income, net of tax -
   Foreign currency translation adjustments           (30)       (92)
                                                   ------     ------
Comprehensive net earnings                        $ 3,515    $ 1,447
                                                   ======     ======

        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                  (Unaudited)


                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                       -----------------

                                                                        1998        1997
                                                                        ----        ----

Net cash used in operating activities                                  $(6,096)   $   (33)
Cash flows from investing activities:
   Purchase of property, plant and equipment                            (1,370)      (145)
   Proceeds from sale of property                                        2,250          -
                                                                        ------     ------
      Net cash provided by (used in) investing activities                  880       (145)
Cash flows from financing activities:
   Net borrowings under bank lines of credit                               429      1,229
   Purchase of treasury stock                                           (2,211)      (591)
   Payment of dividends                                                   (109)      (121)
   Income tax benefit of options exercised                                   5          -
                                                                        ------     ------
      Net cash (used in) provided by financing activities               (1,886)       517
Effect of exchange rate changes on cash                                   ( 39)      ( 99)
                                                                        ------     ------
            Net (decrease) increase in cash and cash equivalents        (7,141)       240
Cash and cash equivalents at beginning of period                        36,123     34,314
                                                                        ------     ------
Cash and cash equivalents at end of period                             $28,982    $34,554
                                                                        ======     ======

        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for any other interim period or the full year.
     These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997.

2. The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). In December 1995, the IRS issued its report proposing additional taxes of approximately $3,850,000 plus penalties and interest. The Company protested the IRS proposed assessment. Also, the federal income tax returns of the Company for the years ended 1993 through 1996 are currently under examination by the IRS. In addition, the IRS Appeals Division returned the earlier cycle to the Examination Division to reopen its examination of the 1991 and 1992 fiscal years. The IRS has issued a preliminary revised examination report covering the 1991 through 1994 fiscal years proposing additional taxes of approximately $4,760,000 plus penalties and interest for these years combined. Although no assurance can be given regarding the outcome of such examinations, the Company believes that any taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Therefore, management believes that resolution of the IRS examinations should not have a material adverse impact on the Company's financial position and results of operations.

3. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                                                    Three Months Ended March 31,
                                                           --------------------------------------------
                                                                     1998                    1997
                                                           --------------------     -------------------
                                                                      Per Share               Per Share
                                                            Shares       Amount     Shares       Amount
                                                            ------       ------     ------       ------
     Basic EPS                                               5,524     $    .64      6,069       $  .25
     Effect of Dilutive Stock Options                          195         (.02)        54            -
                                                             -----     ---------     -----       -------
     Diluted EPS                                             5,719     $    .62      6,123       $  .25
                                                             =====     ========      =====       ======

     The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:


                                                                  1998              1997
                                                             ---------------   ---------------
     Options to purchase shares of common stock
       (in thousands)                                              109               389
             Exercise prices                                 $18.00 - $23.00   $11.25 - $23.00
             Expiration dates                                January 2000 -    January 2000 -
                                                             February 2008     August 2005

ITEM 2.
------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

                                                  THREE MONTHS
                                                 ENDED MARCH 31
                                                 --------------

                                                   1998     1997
                                                  -----    -----

Revenues                                          100.0%   100.0%
Cost of goods sold                                 59.4     62.4
Gross profit                                       40.6     37.6
Selling, general and administrative expenses       27.5     30.6
Interest income, net                                1.0      1.2
Earnings before income taxes                       14.1      8.2
Income tax expense                                  5.7      3.3
Net earnings                                        8.4      4.9


Revenues increased to $42,274,000 for the quarter ended March 31, 1998 from $31,199,000 for the quarter ended March 31, 1997, an increase of $11,075,000 or 35.5%. This increase resulted primarily from an increase in the volume of footwear sold to approximately 1,669,000 pair for the quarter ended March 31, 1998 from approximately 1,336,000 pair for the quarter ended March 31, 1997. Also, the average wholesale price per pair increased to $24.56 for the quarter ended March 31, 1998 from $21.94 for the quarter ended March 31, 1997. The increase in the volume of footwear sold was primarily the result of increased sales of the Classic and children's category of shoes of 47.8% and 12.4%, respectively, partially offset by a 4.6% decrease in the tennis/court category of shoes. The average wholesale price per pair increased due to an increase in the average wholesale price per pair for all footwear categories, primarily in the Classic category of shoes.

Domestic revenues increased 60.1% to $38,032,000 for the quarter ended March 31, 1998 from $23,760,000 for the quarter ended March 31, 1997. International revenues decreased 43.0% to $4,242,000 for the quarter ended March 31, 1998 from $7,439,000 for the quarter ended March 31, 1997. The decrease in international revenues was primarily the result of lower sales in the Company's Asian markets due to the Asian currency crisis. International revenues, as a percentage of total revenues, decreased to 10.0% for the quarter ended March 31, 1998 from 23.8% for the quarter ended March 31, 1997.

Gross profit margins, as a percentage of revenues, increased to 40.6% for the quarter ended March 31, 1998, from 37.6% for the quarter ended March 31, 1997. Gross profit margins increased primarily due to changes in the geographic and product mix of sales.

Selling, general and administrative expenses increased to $11,613,000 (27.5% of revenues) for the quarter ended March 31, 1998 from $9,554,000 (30.6% of revenues) for the quarter ended March 31, 1997, an increase of $2,059,000 or 21.6%. The increase in the amount was primarily the result of an increase in the bonus accrual for an employee incentive program as well as an increase in advertising expenses.

Net interest income was $433,000 (1.0% of revenues) for the quarter ended March 31, 1998 compared to $379,000 (1.2% of revenues) for the quarter ended March 31, 1997, a change of $54,000 or 14.2%. This increase in net interest income was the result of higher average balances.

The Company's effective tax rate increased to 40.6% of earnings before income tax from 39.6% for the quarters ended March 31, 1998 and 1997, respectively.

Net earnings increased 130.3% to $3,545,000 for the quarter ended March 31, 1998 from $1,539,000 for the quarter ended March 31, 1997. The net earnings were net of losses incurred by the Company's European operations of $23,000 and $261,000 for the quarters ended March 31, 1998 and March 31, 1997, respectively.

At March 31, 1998 and 1997, domestic futures orders with start ship dates from April through September 1998 and 1997 were approximately $58,748,000 and $34,427,000, respectively, an increase of 70.6%. At March 31, 1998 and 1997, international futures orders with start ship dates from April through September 1998 and 1997 were approximately $6,187,000 and $9,244,000, respectively, a decrease of 33.1%. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company experienced a net cash outflow of approximately $6,096,000 and $33,000 from its operating activities for the quarters ended March 31, 1998 and 1997, respectively. Cash used in operations for the quarter ended March 31, 1998 increased from the quarter ended March 31, 1997 primarily due to changes in accounts receivable, inventories, net earnings and accounts payable and accrued liabilities.

The Company had a net inflow of cash from its investing activities for the quarter ended March 31, 1998 primarily due to the sale of property, plant and equipment offset by the purchase of property, plant and equipment. The Company had a net outflow of cash from its investing activities for the quarter ended March 31, 1997 due to the purchase of property, plant and equipment.

The Company had a net outflow of cash from its financing activities for the quarter ended March 31, 1998 primarily due to the purchase of treasury stock partially offset by an increase in borrowings under bank lines of credit.

On April 23, 1998, the Company announced a new share repurchase program. The Board of Directors has authorized the Company to purchase up to $20 million of its Class A Common Stock on the open market through April 2002. Such open market purchases, if any, will occur from time to time as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be good use of excess cash depending on the Company's array of alternatives. The Company has made purchases under previous stock repurchase programs during the period from August 14, 1996 through April 15, 1998 (the date of the final purchase under previously completed stock repurchase programs) of an aggregate of 1,157,700 shares at an aggregate purchase price totaling approximately $15,221,000.

The Company is heavily dependent upon complex computer systems for all phases of its operations, which include production, sales and distribution. The Company's computer software programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"), and therefore some software may inaccurately process data in 1999 or 2000 if the software is not reprogrammed, upgraded or replaced (the "Year 2000 issue"). The Company has initiated a program intended to timely mitigate and/or prevent the adverse effects of the Year 2000 Issue, and to pursue compliance by suppliers. The Company believes that many of its suppliers and customers may also have Year 2000 Issues which could affect the Company. At this time, while the Company cannot state with certainty the precise amount of expenditures necessary to resolve the Year 2000 Issue, it appears such expenditures could amount to $200,000 to $300,000 for the Company. However, in any event the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material adverse impact on the Company's financial position and results of operations.

During 1998, the Company will expend approximately $2,500,000 for the construction of its new headquarters facility. No other material capital commitments exist at March 31, 1998. Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 1998.

The Company owned a 56,000 square foot facility in Pacoima, California, which was used as the Company's principal executive offices through December 1992. This facility was sold in January 1998.

The Company's working capital increased $1,984,000 to $77,577,000 at March 31,1998 from $75,593,000 at December 31, 1997.

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

         None.

ITEM 5:  Other Information.
         -----------------

         None.

ITEM 6:  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)  Exhibits
              10.1 - K-Swiss Inc. Deferred Compensation Plan, Master Plan Document.
              10.2 - K-Swiss Inc. Deferred Compensation Plan, Master Trust Agreement.
              27 - Financial Data Schedule.
              99 - Press Release dated April 23, 1998.

         (b)  Reports on Form 8-K
              Form 8-K was filed on January 15, 1998. The Company issued a press release relating to the purchase of up to $2,832,000 of its Class A Common Stock on the open market through December 1998.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   K-Swiss Inc.


Date: April 23, 1998                       By: /S/ GEORGE POWLICK
                                              ------------------------------
                                                George Powlick,
                                                Vice President Finance and
                                                Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                                                     Page
-------                                                                     ----

10.1     K-Swiss Inc. Deferred Compensation Plan, Master Plan Document
10.2     K-Swiss Inc. Deferred Compensation Plan, Master Trust Agreement
27       Financial Data Schedule
99       Press Release dated April 23, 1998