Form 10-Q
period 1998-06-30
K SWISS INC
filed 1998-07-23
CIK 862480

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                  (Mark One)

 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
       Exchange Act of 1934
       For the period ended June 30, 1998
                            -------------------------------------------------

                                       OR

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from __________________ to _________________
                         Commission File number 0-18490
                                                -------


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


________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes   X    No
                                                                -----     -----



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding at July 23, 1998:

                              Class A  3,227,570
                              Class B  2,219,672

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                                  K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                                       June 30,      December 31,
                                                                         1998            1997
                                                                     -----------    --------------
                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                           $ 39,587        $ 36,123
   Investment securities                                                  2,504           5,995
   Accounts receivable, less allowance for doubtful
       accounts of $738 and $477 as of June 30, 1998
       and December 31, 1997, respectively                               26,637          15,657
   Inventories                                                           22,965          27,214
   Prepaid expenses and other                                               975           4,299
   Deferred taxes                                                         3,357           2,256
                                                                       --------        --------
           Total current assets                                          96,025          91,544
PROPERTY, PLANT AND EQUIPMENT, net                                        5,951           4,885
OTHER ASSETS
   Intangible assets                                                      4,581           4,712
   Other                                                                  1,142             545
                                                                       --------        --------
                                                                          5,723           5,257
                                                                       --------        --------
                                                                       $107,699        $101,686
                                                                       ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Bank lines of credit                                                $    208        $    642
   Current maturities of subordinated debentures                            450             400
   Trade accounts payable                                                 5,278           4,379
   Accrued liabilities                                                   13,311          10,530
                                                                       --------        --------
           Total current liabilities                                     19,247          15,951
SUBORDINATED DEBENTURES                                                      50             100
DEFERRED TAXES                                                            9,825           9,770
STOCKHOLDERS' EQUITY
   Preferred Stock-authorized 2,000,000 shares of
       $.01 par value; none issued and outstanding                            -               -
   Common Stock:
   Class A-authorized 18,000,000 shares of $.01 par value;
       4,376,115 shares issued, 3,218,415 shares outstanding and
       1,157,700 shares held in treasury at June 30, 1998 and
       4,110,586 shares issued, 3,107,886 shares outstanding and
       1,002,700 shares held in treasury at December 31, 1997                44              41
   Class B-authorized 10,000,000 shares of $.01 par value; issued and outstanding 2,224,672 shares at June 30, 1998 and
       2,485,572 shares at December 31, 1997                                 22              25
   Additional paid-in capital                                            25,355          25,271
   Treasury stock                                                       (15,221)        (12,389)
   Retained earnings                                                     68,969          63,387
   Accumulated other comprehensive income -
       Foreign currency translation                                        (592)           (470)
                                                                       --------        --------
                                                                         78,577          75,865
                                                                       --------        --------
                                                                       $107,699        $101,686
                                                                       ========        ========

       The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                (Amounts in thousands, except per share amounts)

                                  (Unaudited)

                                                     SIX MONTHS            THREE MONTHS
                                                   ENDED JUNE 30,         ENDED JUNE 30,
                                                 ------------------     -----------------

                                                   1998       1997       1998       1997
                                                   ----       ----       ----       ----
Revenues                                         $83,289    $59,614    $41,015    $28,415
Cost of goods sold                                48,543     38,282     23,415     18,805
                                                 -------    -------    -------    -------
  Gross profit                                    34,746     21,332     17,600      9,610
Selling, general and administrative
  expenses                                        25,987     20,174     14,374     10,620
                                                 -------    -------    -------    -------
  Operating profit (loss)                          8,759      1,158      3,226     (1,010)
Interest income, net                                 899        814        466        435
                                                 -------    -------    -------    -------
   Earnings (loss) before income taxes             9,658      1,972      3,692       (575)
Income tax expense (benefit)                       3,858        812      1,437       (196)
                                                 -------    -------    -------    -------
   NET EARNINGS (LOSS)                           $ 5,800    $ 1,160    $ 2,255    $  (379)
                                                 =======    =======    =======    =======


Earnings (loss) per common share (Note 3)
   Basic                                           $1.06       $.19       $.41      $(.06)
                                                 =======    =======    =======    =======
   Diluted                                         $1.02       $.19       $.40      $(.06)
                                                 =======    =======    =======    =======

Net earnings (loss)                              $ 5,800    $ 1,160    $ 2,255    $  (379)
Other comprehensive income, net of tax -
   Foreign currency translation adjustments         (122)      (130)       (92)       (38)
                                                 -------    -------    -------    -------
Comprehensive net earnings (loss)                $ 5,678    $ 1,030    $ 2,163    $  (417)
                                                 =======    =======    =======    =======

        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                  (Unaudited)



                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                    -------------------
                                                                      1998       1997
                                                                    --------   --------
Net cash provided by operating activities                           $ 4,456    $ 7,645
Cash flows from investing activities:
  Purchase of investment securities                                       -     (9,619)
  Proceeds from the maturity of investment securities                 3,491          -
  Purchase of property, plant and equipment                          (3,194)      (307)
  Proceeds from sale of property                                      2,250          -
                                                                    -------    -------
    Net cash provided by (used in) investing activities               2,547     (9,926)
Cash flows from financing activities:
  Net repayments under bank lines of credit and capital leases         (433)      (370)
  Purchase of treasury stock                                         (2,832)    (4,180)
  Proceeds from stock options exercised                                  48         31
  Income tax benefit of options exercised                                19          4
  Payment of dividends                                                 (218)      (236)
                                                                    -------    -------
    Net cash used in financing activities                            (3,416)    (4,751)
Effect of exchange rate changes on cash                                (123)      (119)
                                                                    -------    -------
         Net increase (decrease) in cash and cash equivalents         3,464     (7,151)
Cash and cash equivalents at beginning of period                     36,123     34,314
                                                                    -------    -------
Cash and cash equivalents at end of period                          $39,587    $27,163
                                                                    =======    =======


       The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of June 30, 1998 and the results of its operations and its cash flows for the six and three months ended June 30, 1998 and 1997. The results of operations and cash flows for the six and three months ended June 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997.

2. The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). In May 1998, the IRS issued its final report proposing additional taxes of an aggregate of approximately $1,561,000 plus penalties and interest for these years. The Company is protesting the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993 through 1996 are currently under examination by the IRS. The IRS has issued a preliminary examination report covering the 1993 and 1994 fiscal years proposing adjustments to income of approximately $10,490,000 for these years combined. Although no assurance can be given regarding the outcome of such examinations, the Company believes that any taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Therefore, management believes that resolution of the IRS examinations should not have a material adverse impact on the Company's financial position and results of operations.

3. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                                 Six Months Ended June 30,
                                         -------------------------------------------
                                               1998                    1997
                                         -------------------    --------------------

                                                   Per Share               Per Share
                                         Shares     Amount      Shares      Amount
                                         ------    ---------    ------     ---------
Basic EPS                                 5,485      $1.06       6,002        $.19
Effect of dilutive stock options            225       (.04)         29           -
                                          -----      -----       -----       -----
Diluted EPS                               5,710      $1.02       6,031        $.19
                                          =====      =====       =====       =====

     The following options were not included in the computation of diluted EPS because the exercise prices of such options were greater than the average market price of the common shares:

                                                         1998                   1997
                                                    ---------------        ---------------
Options to purchase shares of common stock
 (in thousands)                                           60                     360
Exercise prices                                     $21.25 - $23.00        $12.00 - $23.00
Expiration dates                                     August 2001 -         January 2000 -
                                                     February 2005             May 2007

                                                 Three Months Ended June 30,
                                       ---------------------------------------------
                                              1998                     1997
                                       --------------------     --------------------

                                                  Per Share                Per Share
                                       Shares      Amount       Shares      Amount
                                       ------     ---------     ------     ---------
Basic EPS                               5,447       $ .41        5,938       $(.06)
Effect of dilutive stock options          247        (.01)           -           -
                                       ------       -----       ------       -----
Diluted EPS                             5,694       $ .40        5,938       $(.06)
                                       ======       =====       ======       =====

     The following options were not included in the computation of diluted EPS because either the exercise prices of the options were greater than the average market price of the common shares or the options would have had an antidulitive effect on loss per share:

                                                            1998                   1997
                                                      ---------------        ---------------
Options to purchase shares of common stock
 (in thousands)                                             60                    701
Exercise prices                                       $21.25 - $23.00        $1.00 - $23.00
Expiration dates                                       August 2001 -         November 1998 -
                                                       February 2005           May 2007

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of operations relative to revenues.

                                                SIX MONTHS                THREE MONTHS
                                               ENDED JUNE 30,             ENDED JUNE 30,
                                               --------------             --------------
                                               1998      1997             1998      1997
                                               ----      ----             ----      ----
Revenues                                      100.0%    100.0%           100.0%    100.0%
Cost of goods sold                             58.3      64.2             57.1      66.2
Gross profit                                   41.7      35.8             42.9      33.8
Selling, general and administrative
  expenses                                     31.2      33.9             35.0      37.4
Interest income, net                            1.1       1.4              1.1       1.6
Earnings (loss) before income taxes            11.6       3.3              9.0      (2.0)
Income tax expense (benefit)                    4.6       1.4              3.5      (0.7)
Net earnings (loss)                             7.0       1.9              5.5      (1.3)

Revenues increased to $41,015,000 for the quarter ended June 30, 1998 from $28,415,000 for the quarter ended June 30, 1997, an increase of $12,600,000 or 44.3%. Revenues increased to $83,289,000 for the six months ended June 30, 1998 from $59,614,000 for the six months ended June 30, 1997, an increase of $23,675,000 or 39.7%. The increases for the quarter and six months ended June 30, 1998 were the result of an increase in the volume of footwear sold and higher average wholesale prices per pair. The volume of footwear sold increased to 1,619,000 and 3,288,000 pair for the quarter and six months ended June 30, 1998 from 1,275,000 and 2,611,000 pair for the quarter and six months ended June 30, 1997. The increase in the volume of footwear sold for the quarter ended June 30, 1998 was primarily the result of increased sales of the Classic and children's categories of shoes of 27.3% and 85.4%, respectively. The average wholesale price per pair increased to $23.94 and $24.25 for the quarter and six months ended June 30, 1998 from $20.73 and $21.35 for the quarter and six months ended June 30, 1997, increases of 15.5% and 13.6%, respectively. The increase in the average wholesale price per pair for the quarter and six months ended June 30, 1998, is primarily attributable to the introduction of new styles in the Classic category at higher average wholesale prices and a decrease in close-out sales.

Domestic revenues increased 69.0% to $36,717,000 for the quarter ended June 30, 1998 from $21,727,000 for the quarter ended June 30, 1997. Domestic revenues increased 64.3% to $74,749,000 for the six months ended June 30, 1998 from $45,487,000 for the six months ended June 30, 1997. International revenues decreased 35.7% to $4,298,000 for the quarter ended June 30, 1998 from $6,688,000 for the quarter ended June 30, 1997. International revenues decreased 39.5% to $8,540,000 for the six months ended June 30, 1998 from $14,127,000 for the six months ended June 30, 1997. The decrease in international revenues was primarily due to lower sales in the Company's Asian markets due to the Asian currency crisis. International revenues, as a percentage of total revenues, decreased to 10.5% and 10.3% for the quarter and six months ended June 30, 1998 as compared with 23.5% and 23.7% for the quarter and six months ended June 30, 1997.

Gross profit margins, as a percentage of revenues, increased to 42.9% for the quarter ended June 30, 1998, from 33.8% for the quarter ended June 30, 1997. Gross profit margins, as a percentage of revenues, increased to 41.7% from 35.8% for the six months ended June 30, 1998 and 1997, respectively. Gross profit margins increased primarily due to the Company introducing new styles at relatively higher margins and a decrease in close-out sales.

Selling, general and administrative expenses increased to $14,374,000 (35.0% of revenues) and $25,987,000 (31.2% of revenues) for the quarter and six months ended June 30, 1998, respectively, from $10,620,000 (37.4% of revenues) and $20,174,000 (33.9% of revenues) for the quarter and six months ended June 30, 1997, respectively, an increase of $3,754,000 and $5,813,000 or 35.3% and 28.8%, respectively. The increases in these expenses for the quarter and six months ended June 30, 1998 were the result of increases in advertising costs and commissions as well as an increase in the bonus accrual for an employee incentive program. These increases were partially offset by a bad debt recovery of a 1995 write-off due to an unexpected bankruptcy of one of the Company's larger customers.

Net interest income was $466,000 (1.1% of revenues) and $899,000 (1.1% of revenues) for the quarter and six months ended June 30, 1998, respectively, compared to $435,000 (1.6% of revenues) and $814,000 (1.4% of revenues) for the quarter and six months ended June 30, 1997, respectively, an increase of $31,000 and $85,000, respectively. The increase in net interest income was primarily due to higher average balances and rates for the quarter and six months ended June 30, 1998 as compared to the quarter and six months ended June 30, 1997.

The Company's effective tax rate decreased to 39.9% of earnings before income tax from 41.2% for the six months ended June 30, 1998 and 1997, respectively, due to a reduction of certain non-deductible expenses as a percentage of earnings before income taxes.

The Company recorded net earnings of $2,255,000 for the quarter ended June 30, 1998 and a net loss of $379,000 for the quarter ended June 30, 1997. Net earnings increased 400.0% to $5,800,000 for the six months ended June 30, 1998 from $1,160,000 for the six months ended June 30, 1997. Net earnings for the quarter and six months ended June 30, 1998 included net losses of the Company's European operations of $176,000 and $199,000, respectively. Net earnings for the quarter and six months ended June 30, 1997 included net losses of the Company's European operations of $1,050,000 and $1,274,000, respectively.

At June 30, 1998 and 1997, domestic futures orders with start ship dates from July through December 1998 and 1997 were approximately $54,527,000 and $35,834,000, respectively. At June 30, 1998 and 1997, international futures orders with start ship dates from July through December 1998 and 1997 were approximately $5,349,000 and $7,562,000, respectively. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and
(2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company generated cash of $4,456,000 and $7,645,000 from its operating activities during the six months ended June 30, 1998 and 1997, respectively. Cash provided by operations for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 varied primarily due to changes in net earnings, accounts receivable, inventories, prepaid expenses (principally a prepayment to secure inventory purchases) and other assets and deferred taxes.

The Company had a net inflow of cash from its investing activities for the six months ended June 30, 1998 due to proceeds from the maturity of investment securities and proceeds from the sale of property partially offset by the purchase of property, plant and equipment. The Company had a net outflow of cash from its investing activities for the six months ended June 30, 1997 due to the purchase of investment securities and property, plant and equipment.

The Company has a net outflow of cash from its financing activities for the six months ended June 30, 1998 primarily due to the purchase of treasury stock.

On April 23, 1998, the Company announced a new share repurchase program. The Board of Directors has authorized the Company to purchase up to $20 million of its Class A Common Stock on the open market through April 2002. Such open market purchases, if any, will occur from time to time as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. To date, the Company has not made any share purchases under this new program. The Company has made purchases under previous stock repurchase programs during the period from August 14, 1996 through April 15, 1998 (the date of the final purchase under previously completed stock repurchase programs) of an aggregate of 1,157,700 shares at an aggregate purchase price totaling approximately $15,221,000.

The Company is heavily dependent upon complex computer systems for all phases of its operations, which include production, sales and distribution. The Company's computer software programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"), and therefore some software may inaccurately process data in 1999 or 2000 if the software is not reprogrammed, upgraded or replaced (the "Year 2000 Issue"). The Company has initiated a program intended to timely mitigate and/or prevent the adverse effects of the Year 2000 Issue, and to pursue compliance by suppliers and customers. The Company believes that many of its suppliers and customers may also have Year 2000 Issues. In the event that such suppliers and customers do not address their Year 2000 Issues, the Company could be adversely impacted. At this time, while the Company cannot state with certainty the precise amount of expenditures necessary to resolve the Year 2000 Issue, it appears such expenditures could amount to $200,000 to $300,000 for the Company. However, in any event the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material adverse impact on the Company's financial position and results of operations.

During the remainder of 1998, the Company will expend approximately $1,200,000 for the construction of its new headquarters facility. No other material capital commitments exist at June 30, 1998. Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 1998.

The Company owned a 56,000 square foot facility in Pacoima, California, which was used as the Company's principal executive offices through December 1992. This facility was sold in January 1998.

The Company's working capital increased $1,185,000 to $76,778,000 at June 30,1998 from $75,593,000 at December 31, 1997.

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

         None.

ITEM 3:  Defaults Upon Senior Securities.
         -------------------------------

         None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         (a) The Annual Meeting of Stockholders was held May 20, 1998.
         (b) The following directors were elected to serve until the 1999 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:


         Class A Directors      Class B Directors
         -----------------      -----------------
         Jonathan K. Layne       Steven Nichols
         Martyn Wilford          George Powlick
                                 Stanley Bernstein
                                 Lawrence Feldman
                                 Stephen Fine

         (c) Of the 2,289,208 shares of Class A Common Stock represented at the meeting, the Class A Directors named in (b) above were elected by the following votes:


                                     No. Of Votes Received
                                     ---------------------
            Name                   For      Withheld Authority
         ----------             ---------   ------------------
         Jonathan K. Layne      2,278,061           -
         Martyn Wilford         2,278,061           -

          Of the 1,747,778 shares of Class B Common Stock represented at the meeting, the Class B Directors named in (b) above were elected by the following votes:

                                     No. Of Votes Received
                                     ---------------------
            Name                   For      Withheld Authority
         -----------            ----------  ------------------
         Steven Nichols         17,477,780          -
         George Powlick         17,477,780          -
         Stanley Bernstein      17,477,780          -
         Lawrence Feldman       17,477,780          -
         Stephen Fine           17,477,780          -

ITEM 5:   Other Information.
          -----------------

          None.

ITEM 6:   Exhibits and Reports on Form 8-K:
          --------------------------------

          (a) Exhibits

          27    -        Financial Data Schedule

          (b) Reports on Form 8-K
              There were no reports filed on Form 8-K during the second quarter of 1998.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               K-Swiss Inc.


Date: July 23, 1998                            By: /s/ George Powlick
                                                   --------------------------
                                                   George Powlick,
                                                   Vice President Finance and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                      Page
-------                                                      ----
27   Financial Data Schedule