Form 10-Q
period 1998-09-30
K SWISS INC
filed 1998-10-22
CIK 862480

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                  (Mark One)

 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
       Exchange Act of 1934 For the period ended September 30, 1998
                                                 -------------------------------
                                                         OR

        Transition Report Pursuant to Section 13 or 15(d) of the Securities
----
        Exchange Act of 1934 For the transition period from
                                      to
        ------------------------------  ----------------------------------------
         Commission File number 0-18490
                               -------

                                 K-SWISS INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                              95-4265988
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

31248 Oak Crest Drive, Westlake Village, CA                                91361
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

                                 818-706-5100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

20664 Bahama Street, Chatsworth, CA 91311
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes  X  No___
                                            ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares of common stock outstanding at October 21, 1998:

                           Class A         3,254,870
                           Class B         2,168,372

                        PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
------

                                 K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)
                                    ASSETS

                                                              September 30,    December 31,
                                                                  1998            1997
                                                              -------------    ------------
                                                               (Unaudited)
 CURRENT ASSETS
  Cash and cash equivalents                                       $ 46,928       $ 36,123
  Investment securities                                                  -          5,995
  Accounts receivable, less allowance for doubtful
   accounts of $766 and $477 as of September 30,
   1998 and December 31, 1997, respectively                         20,727         15,657
  Inventories                                                       22,264         27,214
  Prepaid expenses and other                                         2,161          4,299
  Deferred taxes                                                     3,564          2,256
                                                                  --------       --------
    Total current assets                                            95,644         91,544
PROPERTY, PLANT AND EQUIPMENT, net                                   7,792          4,885
OTHER ASSETS
  Intangible assets                                                  4,515          4,712
  Other                                                              1,021            545
                                                                  --------       --------
                                                                     5,536          5,257
                                                                  --------       --------
                                                                  $108,972       $101,686
                                                                  ========       ========



                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank lines of credit                                           $      -       $    642
   Current maturities of subordinated debentures                       450            400
   Trade accounts payable                                            3,641          4,379
   Accrued liabilities                                              13,858         10,530
                                                                  --------       --------
        Total current liabilities                                   17,949         15,951
SUBORDINATED DEBENTURES                                                 50            100
DEFERRED TAXES                                                       9,956          9,770
STOCKHOLDERS' EQUITY
   Preferred Stock-authorized 2,000,000 shares of
       $.01 par value; none issued and outstanding                       -              -
   Common Stock:
   Class A-authorized 18,000,000 shares of $.01 par value;
       4,436,570 shares issued, 3,254,870 shares outstanding
       and 1,181,700 shares held in treasury at September 30, 1998 and 4,110,586 shares issued, 3,107,886 shares outstanding
       and 1,002,700 shares held in treasury at December 31, 1997       44             41
   Class B-authorized 10,000,000 shares of $.01 par value;
       issued and outstanding 2,168,372 shares at September 30,
       1998 and 2,485,572 shares at December 31, 1997                   22             25
   Additional paid-in capital                                       25,431         25,271
   Treasury Stock                                                  (15,760)       (12,389)
   Retained earnings                                                71,892         63,387
   Accumulated other comprehensive income -
       Foreign currency translation                                   (612)          (470)
                                                                  --------       --------
                                                                    81,017         75,865
                                                                  --------       --------
                                                                  $108,972       $101,686
                                                                  ========       ========

        The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE INCOME
               (Amounts in thousands, except per share amounts)

                                  (Unaudited)


                                                  NINE MONTHS                   THREE MONTHS
                                               ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                               -------------------           -------------------

                                                 1998       1997               1998      1997
                                                 ----       ----               ----      ----
Revenues                                       $121,501    $92,449           $38,212    $32,835
Cost of goods sold                               69,149     57,699            20,606     19,417
                                               --------    -------           -------    -------
  Gross profit                                   52,352     34,750            17,606     13,418
Selling, general and administrative
   expenses                                      39,266     30,767            13,279     10,593
                                               --------    -------           -------    -------
   Operating profit                              13,086      3,983             4,327      2,825
Interest income, net                              1,471      1,277               572        463
                                               --------    -------           -------    -------
   Earnings before income taxes                  14,557      5,260             4,899      3,288
Income tax expense                                5,726      2,386             1,868      1,574
                                               --------    -------           -------    -------
   NET EARNINGS                                $  8,831    $ 2,874           $ 3,031    $ 1,714
                                               ========    =======           =======    =======

Earnings per common share (Note 3)
   Basic                                          $1.61       $.49              $.56       $.30
                                               ========    =======           =======    =======
   Diluted                                        $1.54       $.48              $.53       $.29
                                               ========    =======           =======    =======

Net earnings                                   $  8,831    $ 2,874           $ 3,032    $ 1,714
Other comprehensive income, net of tax -
   Foreign currency translation adjustments        (142)      (211)              (20)       (81)
                                               --------    -------           -------    -------

Comprehensive net earnings                     $  8,689    $ 2,663           $ 3,012    $ 1,633
                                               ========    =======           =======    =======


        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                  (Unaudited)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER  30,
                                                                      -----------------
                                                                         1998       1997
                                                                         ----       ----
Net cash provided by operating activities                             $12,043   $ 15,095
Cash flows from investing activities:
  Proceeds from the maturity of investment securities                   5,995          -
  Purchase of investment securities                                         -     (9,619)
  Purchase of property, plant and equipment                            (5,159)      (775)
  Proceeds from disposal of property, plant and equipment               2,267          8
                                                                      -------   --------
    Net cash provided by (used in) investing activities                 3,103    (10,386)
Cash flows from financing activities:
  Net repayments under the bank lines of credit and capital leases       (640)      (578)
  Purchase of treasury stock                                           (3,371)    (5,988)
  Proceeds from stock options exercised                                    83         63
  Income tax benefit of options exercised                                  50         12
  Payment of dividends                                                   (326)      (349)
                                                                      -------   --------
    Net cash used in financing activities                              (4,204)    (6,840)
Effect of exchange rate changes on cash                                  (137)      (214)
                                                                      -------   --------
           Net increase (decrease) in cash and cash equivalents        10,805     (2,345)
Cash and cash equivalents at beginning of period                       36,123     34,314
                                                                      -------   --------
Cash and cash equivalents at end of period                            $46,928   $ 31,969
                                                                      =======   ========


        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of September 30, 1998 and the results of its operations and its cash flows for the nine and three months ended September 30, 1998 and 1997. The results of operations and cash flows for the nine and three months ended September 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997.

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

3. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                        Nine Months Ended September 30,
                                    ------------------------------------
                                          1998                1997
                                    ----------------   -----------------
                                            Per Share          Per Share
                                    Shares     Amount  Shares     Amount
                                    ------     ------  ------    -------
Basic EPS                           5,469      $1.61    5,919      $ .49
Effect of dilutive stock options      247       (.07)     110       (.01)
                                    ------     ------  ------    -------
Diluted EPS                         5,716      $1.54    6,029      $ .48
                                    ======     ======  ======    =======

     The following options were not included in the computation of diluted EPS because the exercise prices of such options were greater than the average market price of the common shares:

                                                    1998             1997
                                              ---------------  ---------------
Options to purchase shares of common stock
 (in thousands)                                      60              328
Exercise prices                               $21.25 - $23.00  $13.75 - $23.00
Expiration dates                                August 2001 -      June 2000 -
                                                November 2004      November 2004

                                        Three Months Ended September 30,
                                       -------------------------------------
                                              1998                1997
                                       -----------------   -----------------
                                               Per Share           Per Share
                                       Shares     Amount    Shares    Amount
                                       ------     ------   -------    ------
Basic EPS                               5,439      $ .56     5,741     $ .30
Effect of dilutive stock options          301       (.03)      160      (.01)
                                       ------     ------   -------    ------
Diluted EPS                             5,740      $ .53     5,901     $ .29
                                       ======     ======   =======    ======

     The following options were not included in the computation of diluted EPS because the exercise prices of such options were greater than the average market price of the common shares:

                                                      1998            1997
                                                 -------------  ---------------
Options to purchase shares of common stock
   (in thousands)                                      -              194
   Exercise prices                                     -         $16.25 - $23.00
   Expiration dates                                    -           June 2000 -
                                                                 November 2004

     ITEM 2.
     ------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

                                            NINE MONTHS           THREE MONTHS
                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                       ---------------------  ---------------------
                                          1998       1997        1998       1997
                                       ----------  ---------  ----------  ---------
Revenues                                    100.0%     100.0%      100.0%     100.0%
Cost of goods sold                           56.9       62.4        53.9       59.1
Gross profit                                 43.1       37.6        46.1       40.9
Selling, general and administrative
  expenses                                   32.3       33.3        34.8       32.3
Interest income, net                          1.2        1.4         1.5        1.4
Earnings before income taxes                 12.0        5.7        12.8       10.0
Income tax expense                            4.7        2.6         4.9        4.8
Net earnings                                  7.3        3.1         7.9        5.2

Revenues increased to $38,212,000 for the quarter ended September 30, 1998 from $32,835,000 for the quarter ended September 30, 1997, an increase of $5,377,000 or 16.4%. Revenues increased to $121,501,000 for the nine months ended September 30, 1998 from $92,449,000 for the nine months ended September 30, 1997, an increase of $29,052,000 or 31.4%. These increases for the quarter and nine months were the result of higher average wholesale prices per pair and increases in the volume of footwear sold. The volume of footwear sold increased to 1,472,000 pair and 4,760,000 pair for the quarter and nine months ended September 30, 1998 from 1,315,000 pair and 3,926,000 pair for the quarter and nine months ended September 30, 1997. The increase in the volume of footwear sold for the quarter ended September 30, 1998 was primarily due to an increase in the children's category of 45.4% and an increase in the tennis/court category of 16.8%. The average wholesale price per pair increased to $24.93 and $24.46 for the quarter and nine months ended September 30, 1998 from $24.47 and $22.44 for the quarter and nine months ended September 30, 1997, increases of 1.9% and 9.0% respectively. The increases in the average wholesale prices per pair were primarily attributable to changes in the product and geographic mix of sales.

Domestic revenues increased 24.0% to $33,674,000 for the quarter ended September 30, 1998 from $27,148,000 for the quarter ended September 30, 1997. Domestic revenues increased 49.3% to $108,423,000 for the nine months ended September 30, 1998 from $72,635,000 for the nine months ended September 30, 1997. International revenues decreased 20.2% to $4,538,000 for the quarter ended September 30, 1998 from $5,687,000 for the quarter ended September 30, 1997. International revenues decreased 34.0% to $13,078,000 for the nine months ended September 30, 1998 from $19,814,000 for the nine months ended September 30, 1997. The decrease in international revenues was primarily due to lower sales in the Company's Asian markets due to the Asian financial crisis. International revenues, as a percentage of total revenues, decreased to 11.9% for the quarter ended September 30, 1998 as compared with 17.3% for the quarter ended September 30, 1997. International revenues, as a percentage of total revenues, decreased to 10.8% for the nine months ended September 30, 1998 as compared with 21.4% for the nine months ended September 30, 1997.

Gross profit margins, as a percentage of revenues, increased to 46.1% for the quarter ended September 30, 1998, from 40.9% for the quarter ended September 30, 1997. Gross profit margins, as a percentage of revenues, increased to 43.1% from 37.6% for the nine months ended September 30, 1998 and 1997, respectively. Gross profit margins increased primarily due to the Company introducing new styles at relatively higher margins and a decrease in close-out sales.

Selling, general and administrative expenses increased to $13,279,000 (34.8% of revenues) for the quarter ended September 30, 1998, from $10,593,000 (32.3% of revenues) for the quarter ended September 30, 1997, an increase of $2,686,000 or 25.4%. Selling, general and administrative expenses increased to $39,266,000 (32.3% of revenues) for the nine months ended September 30, 1998, from $30,767,000 (33.3% of revenues) for the nine months ended September 30, 1997, an increase of $8,499,000 or 27.6%. The increase in the amount for the quarter ended September 30, 1998 was primarily the result of an increase in direct advertising costs. The increase in the amount for the nine months ended September 30, 1998 was primarily the result of an increase in direct advertising costs and commissions, as well as an increase in the bonus accrual for an employee incentive program. These increases were partially offset by a bad debt recovery of a 1995 write-off.

Net interest income was $572,000 (1.5% of revenues) and $1,471,000 (1.2% of revenues) for the quarter and nine months ended September 30, 1998, respectively, compared to $463,000 (1.4% of revenues) and $1,277,000 (1.4% of revenues) for the quarter and nine months ended September 30, 1997, respectively, an increase of $109,000 and $194,000 respectively. The increase in net interest income was primarily due to higher average balances and rates for the quarter and nine months ended September 30, 1998 as compared to the quarter and nine months ended September 30, 1997.

The Company's effective tax rate decreased to 39.3% of earnings before income tax from 45.4% for the nine months ended September 30, 1998 and 1997, respectively, due to a reduction of certain non-deductible expenses as a percentage of earnings before income taxes.

Net earnings increased 76.8% to $3,031,000 for the quarter ended September 30, 1998 from $1,714,000 for the quarter ended September 30, 1997. Net earnings increased 207.3% to $8,831,000 for the nine months ended September 30, 1998 from $2,874,000 for the nine months ended September 30, 1997. Net earnings for the quarter and nine months ended September 30, 1998 included net losses of the Company's European operations of $119,000 and $318,000, respectively. Net earnings for the quarter and nine months ended September 30, 1997 included net losses of the Company's European operations of $262,000 and $1,536,000, respectively.

At September 30, 1998 and 1997, domestic futures orders with start ship dates from October 1998 and 1997 through March 1999 and 1998 were approximately $106,176,000 and $46,955,000, respectively At September 30, 1998 and 1997, international futures orders with start ship dates from October 1998 and 1997 through March 1999 and 1998 were approximately $7,578,000 and $8,716,000, respectively. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company generated cash of $12,043,000 and $15,095,000 from its operating activities during the nine months ended September 30, 1998 and 1997, respectively. Cash provided by operating activities for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 varied primarily due to changes in accounts receivable, prepaid expenses (principally a prepayment to secure inventory purchases) and other assets, and accounts payable and accrued liabilities, as well as an increase in net earnings.

The Company had a net inflow of cash from its investing activities for the nine months ended September 30, 1998 due to proceeds from the maturity of investment securities, partially offset by net purchases of property, plant and equipment. The Company had a net outflow of cash from its investing activities for the nine months ended September 30, 1997 due to the purchase of investment securities and property, plant and equipment.

The Company had a net outflow of cash from its financing activities for the nine months ended September 30, 1998 primarily due to the purchase of treasury stock and repayments under the bank lines of credit.

On April 23, 1998, the Company announced a new share repurchase program. The Board of Directors has authorized the Company to purchase up to $20 million of its Class A Common Stock on the open market through April 2002. Such open market purchases, if any, will occur from time to time as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. From inception under its new share repurchase program, the Company purchased 24,000 shares of Class A Common Stock at a cost totaling approximately $539,000.

The Company maintains revolving credit facilities with Bank of America whereby it may borrow up to an aggregate of $35,000,000 including outstanding letters of credit and bankers' acceptances. This facility currently expires in July 2001. Substantially all of the Company's assets (other than real estate) are pledged as security for this facility.

No other material capital commitments exist at September 30, 1998. Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 1998.

The Company owned a 56,000 square foot facility in Pacoima, California, which was used as the Company's principal executive offices through December 1992. This facility was sold in January 1998.

The Company's working capital increased $2,102,000 to $77,695,000 at September 30, 1998 from $75,593,000 at December 31, 1997.

Impact of Year 2000

The Year 2000 Issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, an inability to process transactions, send invoices, or engage in similar normal business activities. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the Year 2000 Issue could have a material adverse effect on Company operations. However, the impact cannot be quantified at this time.

To address these Year 2000 Issues with its internal systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first. Assessment and remediation are proceeding in tandem, and the Company currently plans to have changes to critical systems completed and tested by December 31, 1998. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, sales and finance. Beginning the first quarter of 1999, the Company will work with critical suppliers of products and services, and customers to determine that they are year 2000 capable or to monitor their progress toward year 2000 capability. Once supplier and customer capability is determined, the Company will commence work on various types of contingency planning to address potential problem areas with internal systems and with suppliers, customers, and other third parties. Nevertheless, there can be no absolute assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems.

Costs related to the Year 2000 Issue are funded through operating cash flows. Currently, the Company has expended approximately $250,000 in remediation efforts, principally the cost of modifying the applicable code of existing software. The Company estimates remaining costs to be approximately $200,000. The Company presently believes that the total cost of achieving Year 2000 compliant systems is not expected to be material to financial condition, liquidity, or results of operations.

Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; and remediation success of the Company's suppliers and customers.

                          PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings.
         -----------------

         None

ITEM 2:  Changes in Securities.
         ---------------------

         None

ITEM 3:  Defaults Upon Senior Securities.
         -------------------------------

         None

ITEM 4:  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None

ITEM 5:  Other Information.
         -----------------

         None

ITEM 6:  Exhibits
         --------

         (a)  Exhibits
              10- Fourth Amendment to Credit Agreement
              27- Financial Data Schedule

         (b)  Reports on Form 8-K
              There were two reports filed on Form 8-K during the third quarter of 1998. On July 28, 1998, the Company issued a press release regarding the filing by the Company of a Form S-3 Registration Statement covering shares of the Company's Class A Common Stock held by one of its principal stockholders. On August 21, 1998, the Company issued a press release relating to the resignation of two members of the Company's Board of Directors.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     K-Swiss Inc.


Date: October 21, 1998                By:/s/ George Powlick
                                         -----------------------------
                                         George Powlick,
                                         Vice President Finance and
                                         Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                 Page
-------                                                 ----

10        Fourth Amendment to Credit Agreement            13

27        Financial Data Schedule                         16