Form 10-K405
period 1998-12-31
K SWISS INC
filed 1999-02-08
CIK 862480

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  [X]               OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from  to
                          Commission File No. 0-18490

                                 K-SWISS INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                              95-4265988
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

    31248 Oak Crest Drive, Westlake                     91361
          Village, California                        (Zip Code)
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (818) 706-5100

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

  The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the Registrant on February 1, 1999 based on the closing price of the Class A Common Stock on the NASDAQ National Market System on such date was $125,382,379.

  The number of shares of the Registrant's Class A Common Stock outstanding at February 1, 1999 was 7,313,796 shares. The number of shares of the Registrant's Class B Common Stock outstanding at February 1, 1999 was 3,426,556 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the Registrant's 1999 Annual Stockholders Meeting are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  K-SWISS INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  For the Fiscal Year Ended December 31, 1998

            Caption                                                          Page
            -------                                                          ----
PART I
 Item 1.    Business.....................................................      3
 Item 2.    Properties...................................................      9
 Item 3.    Legal Proceedings............................................     10
 Item 4.    Submission of Matters to a Vote of Security Holders..........     10
 Item 4(a). Executive Officers of the Registrant.........................     10

PART II
 Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters..........................................     12
 Item 6.    Selected Financial Data......................................     13
 Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................     14
 Item 8.    Financial Statements and Supplementary Data..................     21
 Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................     41

PART III
 Item 10.   Directors and Executive Officers of the Registrant...........     41
 Item 11.   Executive Compensation.......................................     41
 Item 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................     41
 Item 13.   Certain Relationships and Related Transactions...............     41

PART IV
 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
            8-K..........................................................     41

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

  On December 30, 1986, the Company was purchased by an investment group led by the Company's current President. The Company thereafter recruited experienced management and reduced manufacturing costs by increasing offshore production and entering into new, lower cost purchasing arrangements. The Company's products are manufactured to its specifications by overseas suppliers predominately in China. In June 1991 and September 1992, K-Swiss International Ltd. and K-Swiss B.V. (located in the Netherlands), respectively, commenced operations to broaden the Company's distribution on a global scale. In addition, in August 1992, K-Swiss Inc. completed the acquisition of K-Swiss Europe Limited (renamed to K-Swiss (UK) Ltd.) which handles distribution in the United Kingdom.

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

  The Company was organized under the laws of the State of Delaware on April 16, 1990. The Company is successor in interest to K-Swiss Inc., a Massachusetts corporation, which in turn was successor in interest to K-Swiss Inc., a California corporation. The Company's principal executive offices are located at 31248 Oak Crest Drive, Westlake Village, California 91361, and its telephone number is (818) 706-5100. Unless the context otherwise requires, the term the "Company" as used herein refers to K-Swiss Inc. and its consolidated subsidiaries.

Products

  The following table summarizes the K-Swiss product lines and sets forth the approximate contribution to revenues (in dollars and as a percentage of revenues) attributable to each footwear category for the periods indicated. All footwear categories come in both men's (approximately 38% of 1998 revenues) and women's (approximately 36% of 1998 revenues). Most styles within each footwear category are offered in men's, women's and children's.

                                                    Revenues (1)
                                       ----------------------------------------
                                              Year Ended December 31,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
Product Category                          $      %      $      %      $      %
----------------                       -------- ---  -------- ---  -------- ---
                                           (Dollar amounts in thousands)
Classic............................... $ 98,312  61% $ 67,163  58% $ 50,573  48%
Tennis/Court..........................   20,146  13    20,505  18    25,511  24
Children's............................   36,491  22    21,288  19    18,693  18
Other (2).............................    5,972   4     6,169   5    10,733  10
                                       -------- ---  -------- ---  -------- ---
Total................................. $160,921 100% $115,125 100% $105,510 100%
                                       ======== ===  ======== ===  ======== ===
Domestic (3).......................... $144,891  90% $ 91,040  79% $ 75,945  72%
                                       ======== ===  ======== ===  ======== ===

--------
(1) For purposes of this table, revenues do not include other domestic income and fees earned by the Company on sales by foreign licensees and distributors.

(2) Other consists of outdoor shoes, apparel, accessories, sport sandals and blemished shoes.

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

  The Classic, through product development, has evolved also into a category of shoes denoted as the Classic category. The Classic category is comprised of three components, the Classic as described above, the K-S Collection and the Limited Edition series.

  The Classic component contains shoes that the Company intends to carry in its product assortment for many years. They generally have shoe characteristics such as d-rings and five stripes, and, because they are long-duration shoes, the Company maintains significant inventory positions of this component. Significant inventory positions allow for effective EDI programs with our retailers which fits into the Company's strategy of attempting to become the retailers most profitable vendor. The K-S Collection comprises shoes offered for three to five seasons and they generally do not contain d-rings and have diffused or no stripes. Sometimes inventory is maintained on these products. The Limited Edition series is generally meant for a one-season offering. They are generally fashionable type shoes that are purchased from factories only to fulfill futures orders received from retailers.

  Presently, the Company competes in the Classic category (casual), tennis and children's footwear. Each product category has certain styles designated as core products. The Company's core products offer style continuity and often include on-going improvement. The Company believes its core product program is a critical factor in attempting to achieve the Company's goal of becoming the "retailers' most profitable vendor". The core program tends to minimize retailers' markdowns and maximizes the effectiveness of marketing expenditures because of longer product life cycles.

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

  In 1998, K-Swiss launched its largest ever television campaign. The campaign titled "Club K-Swiss" was run primarily on network and cable television, and was supported by several general interest/fashion magazines, as well as select tennis magazines.

  As the Company's heritage has been rooted in performance tennis, the launch in 1997 of a new high-end performance tennis line, termed, the 7.0 System (after the NTRP rating system), was well received by retailers and consumers. This launch was supported by an extensive print campaign in tennis enthusiast magazines. Along with this, the Company signed the # 1 Doubles Team in the World, "The Woodies", as endorsers of the new line. These marketing efforts were in addition to the existing grassroot's efforts already in place, which include; club teaching professionals, local tennis tournaments, along with sponsorship of individual junior players.

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

  The Company's footwear products are sold domestically through approximately 45 independent regional sales representatives and three Company-employed senior sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These representatives sold to approximately 3,100, 3,100 and 3,300 separate accounts as of December 31, 1998, 1997 and 1996, respectively. The Company's strategy is to increase its account base of upscale retail outlets in a controlled manner.

  During 1998, the Foot Locker group of stores and affiliates accounted for approximately 26% of total revenues. See Note L to the Company's Consolidated Financial Statements. No other domestic customer accounted for more than 10% of total revenues during this period.

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

  The Company maintains a customer service department consisting of 15 persons at its Westlake Village, California facility. The customer service department accepts telephone orders for the Company's products, handles inquiries and notifies retailers of the status of their orders. The Company has made a substantial investment in computer equipment for general customer support and service, as well as for distribution. See "Distribution".

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

  To expand the marketing of its products into Europe, the Company opened its own office in Amsterdam, the Netherlands in 1992.

  By the end of 1998, K-Swiss was working through 4 international subsidiaries and 28 distributors to market K-Swiss products in potentially 54 countries.

Distribution

  During December 1997, the Company relocated its distribution facility. The Company now maintains 309,000 square feet of warehouse space at a leased facility in Mira Loma, California. Approximately 90,000 square feet of this facility is subleased to a tenant. The Company owned a 56,000 square foot warehouse in Pacoima, California which was leased to a tenant. This warehouse was sold and escrow closed in January 1998. See "Item 2. Properties".

  The Company purchases footwear from independent manufacturers located predominantly in China. The time required to fill new orders placed by the Company with its manufacturers is approximately five months. Such footwear is generally shipped in ocean containers and delivered to the Company's facility in California. In some cases, large customers of the Company may receive containers of footwear directly from the manufacturer. Distribution to European and certain other distributors is based out of the Netherlands office public distribution facility. The Company generally arranges shipment of other international orders directly from its independent manufacturers.

  The Company maintains an open-stock inventory on certain products which permits it to ship to retailers on an "at once" basis in response to orders placed by mail or toll-free telephone call. The Company has made a significant investment in computer equipment that provides on-line capability to determine open-stock availability for shipment. Additionally, products can be ordered under the Company's "futures" program. See "Marketing--Domestic Marketing". The Company ships by package express or truck from California, depending upon size of order, customer location and availability of inventory.

Product Design and Development

  The Company maintains offices in Westlake Village, California and Taiwan that include a staff of individuals responsible for the design and development of new styles for all global regions. This staff receives guidance from the Company's management team in California, who meet regularly to review sales, consumer and market trends.

Manufacturing

   In 1998, approximately 93% of the Company's footwear products were manufactured in China, 3% in Indonesia, 3% in Thailand, and 1% in Taiwan. This shift from prior years in the geographic sourcing of production capacity occurred primarily because of lower prevailing labor wage rates in China and certain other factors. Although the Company has no long-term manufacturing agreements and competes with other athletic shoe companies for production facilities (including companies that are much larger than the Company), management believes that the Company's relationships with its footwear producers are satisfactory and that it has the ability to develop, over time, alternative sources for its footwear. The Company's operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

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

  During 1998, the Company's apparel and accessory products were manufactured in Taiwan, Hong Kong, China, Macau, Thailand and the United States by certain manufacturers selected by the Company.

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

  The Company's footwear products are subject to the United States customs duties which range from 8.5% to 10.5% on footwear made principally of leather to duties on moderately priced canvas shoes of 15.6% to 37.5% plus $.90 per pair. Currently, approximately 94% of the Company's footwear volume is derived from sales of leather footwear and approximately 6% of the Company's footwear volume is derived from sales of canvas footwear.

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

  Imports from China continue to enter the United States on a conditional normal-trade-relations ("NTR") basis. Pursuant to NTR, products imported by the Company from China currently receive the lower tariff rates made available to most of the United States' major trading partners. In the case of China, however, this NTR treatment is made possible under the Trade Act of 1974 by virtue of certain Presidential findings that waive restrictions that would otherwise render China ineligible for NTR treatment. The President has waived these restrictions each year since 1979. There can be no assurance that China will continue to enjoy NTR status in the future. If goods manufactured in China enter the United States without benefit of NTR treatment, such goods will be subject to significantly higher duty rates, ranging between 20% and 66% of customs value. Any such increased duties or tariffs could significantly increase the cost or reduce supply of goods from China.

Backlog

  At December 31, 1998 and 1997, domestic futures orders with start ship dates from January through June 1999 and 1998 were approximately $131,452,000 and $56,189,000, respectively. At December 31, 1998 and 1997, international futures orders with start ship dates from January through June 1999 and 1998 were approximately $9,011,000 and $8,473,000, respectively. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog.

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

Employees

  At December 31, 1998, the Company employed 160 persons in the United States, 65 persons in Taiwan and China, and 28 persons in England and the Netherlands.

Item 2. Properties

  In August 1998, the Company moved into its new headquarters facility in Westlake Village, California. This facility, which is owned by the Company, is approximately 50,000 square feet. The Company occupies one-half of this facility and is in the process of leasing the remaining portion.

  The Company owned a 56,000 square foot facility in Pacoima, California, which was used as the Company's principal executive offices through December 1992. This facility was sold and escrow closed in January 1998.

  The Company leases a 309,000 square foot distribution facility in Mira Loma, California. This lease expires in January 2003, subject to two options, each of which would extend the term of the lease for three years. Approximately 90,000 square feet of this facility is subleased to a tenant through January 2003. The Company uses the Mira Loma facility as its main distribution center. The effective monthly commitment for the Mira Loma facility is approximately $79,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 4(a). Executive Officers of the Registrant

  The executive officers of the Company are as follows:

                     Age at
                  December 31,
      Name            1998                      Position
      ----        ------------                  --------
Steven Nichols         56      Chairman of the Board and President
Preston Davis          54      Vice President--Sales
Edward Flora           47      Vice President--Operations
Lee Green              45      Corporate Counsel
Thomas Harrison        56      Senior Vice President
Donna Lucas            36      Vice President--Apparel
Deborah Mitchell       37      Vice President--Marketing
George Powlick         54      Vice President--Finance, Chief Financial
                                Officer, Secretary and Director
Janice Smith           37      Corporate Controller
Brian Sullivan         45      Vice President--National Accounts
Peter Worley           38      Vice President--Product Development

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

  Preston Davis, Vice President--Sales, joined the Company in March 1987 as a consultant and served as Vice President--Sales from June 1987 to January 1989 and Vice President--Marketing from February 1989 to February 1991. Prior to joining the Company, Mr. Davis owned and managed Preston Davis Associates, a marketing and sales consulting firm, specializing in sporting goods. From

June 1982 through December 1985, Mr. Davis was Vice President--Sales for Kaepa, Inc., another athletic shoe company.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers upon completion of the Company's initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 1998 and 1997 as reported by NASDAQ were as follows:

                                   March 31, June 30, September 30, December 31,
                                   --------- -------- ------------- ------------
      1998
        Low.......................   8.00      9.50       10.00        10.00
        High......................   9.75     11.50       14.50        15.63
      1997
        Low.......................   4.94      5.44        7.25         7.88
        High......................   6.38      7.88        9.94         9.00

  The Company announced on February 8, 1999 that the Company's Board of Directors approved a two-for-one stock split for both Class A and Class B common stock. This stock split will be in the form of a 100 percent stock dividend to be distributed on March 26, 1999 to stockholders of record at the close of business on March 15, 1999. See Note O to the Company's Consolidated Financial Statements. The high and low sales prices above have been restated to reflect the effect of the two-for-one stock split.

  The Class A Common Stock is listed on the automatic quotation system of the National Association of Securities Dealers under the symbol KSWS.

  The number of stockholders of record of the Class A Common Stock on December 31, 1998 was 105. However, based on available information, the Company believes that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 1,350.

  There is currently no established public trading market for the Company's Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 1998 was 11.


Dividend Policy

  The Company announced on February 16, 1994 that the Company's Board of Directors was initiating a cash dividend program payable at an annual rate of 4 cents per common share. The Board declared quarterly dividends of 1 cents per share, to stockholders of record as of the close of business on the last day of each quarter in 1998 and 1997. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The Company is currently limited in the extent to which it is able to pay dividends under the Company's revolving credit agreement. See Note D to the Company's Consolidated Financial Statements.

  The Company announced on February 8, 1999 that the Company's Board of Directors increased the cash dividend per share to an annual rate, on a post-split basis, of 6 cents per common share from an annual rate of 4 cents per common share. See Note O to the Company's Consolidated Financial Statements.

Item 6. Selected Financial Data

  The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1998 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein.

                                              Year ended December 31,
                                    --------------------------------------------
                                      1998     1997     1996     1995     1994
                                    -------- -------- -------- -------- --------
                                       (In thousands, except per share data)
Income Statement Data
Revenues..........................  $161,540 $116,213 $106,833 $120,252 $154,935
Cost of goods sold................    90,925   70,769   72,320   77,726   91,934
                                    -------- -------- -------- -------- --------
  Gross Profit....................    70,615   45,444   34,513   42,526   63,001
Selling, general and
 administrative expenses..........    51,220   40,074   33,440   36,131   38,458
                                    -------- -------- -------- -------- --------
  Operating profit................    19,395    5,370    1,073    6,395   24,543
Interest income, net..............     1,853    1,823    1,527      789      254
                                    -------- -------- -------- -------- --------
  Earnings before income taxes....    21,248    7,193    2,600    7,184   24,797
Income tax expense................     8,702    3,020    1,869    5,331    9,921
                                    -------- -------- -------- -------- --------
  Net earnings....................  $ 12,546 $  4,173 $    731 $  1,853 $ 14,876
                                    ======== ======== ======== ======== ========
Earnings per share (1)
Basic.............................  $   1.15 $    .36 $    .06 $    .14 $   1.13
                                    ======== ======== ======== ======== ========
Diluted...........................  $   1.10 $    .35 $    .06 $    .14 $   1.10
                                    ======== ======== ======== ======== ========
Weighted average number of shares
 outstanding
Basic.............................    10,914   11,688   12,911   13,155   13,125
Diluted (2).......................    11,432   11,927   12,985   13,259   13,473
Balance Sheet Data (at period end)
Current assets....................  $102,002 $ 91,053 $ 90,537 $ 92,786 $ 90,132
Current liabilities...............    18,703   14,662   11,240    9,603   12,891
Total assets......................   115,465  101,195  100,275  102,378  100,324
Total debt (3)....................       655    1,142    1,711      920    3,402
Stockholders' equity..............    83,268   75,865   79,569   84,069   82,817

--------
(1) The amounts reflect the effect of the two-for-one stock split announced by the Company on February 8, 1999. See Note O to the Company's Consolidated Financial Statements.
(2) Includes common stock and dilutive potential common stock (options).
(3) Includes all interest-bearing debt and capital lease obligations, but excludes outstanding letters of credit ($7,703,000, $12,156,000, $8,000,000, $7,741,000 and $15,632,000 as of December 31, 1998, 1997,
    1996, 1995 and 1994).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

  "Forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission ("the S.E.C."), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "intend", "plan", "project", "will be", "will continue", "will likely result", or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions (including the current Asian economic crisis); the size and growth of the overall athletic footwear and apparel markets; the size of the Company's competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for the Company's products; the size, timing and mix of purchases of the Company's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of the Company to continue, manage or forecast its growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

  The Company operates in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

  Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

                                                      Year ended December 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
      Revenues.......................................   100.0%   100.0%   100.0%
      Cost of goods sold.............................    56.3     60.9     67.7
      Gross profit...................................    43.7     39.1     32.3
      Selling, general and administrative expenses...    31.7     34.5     31.3
      Interest income, net...........................     1.2      1.6      1.4
      Earnings before income taxes...................    13.2      6.2      2.4
      Income tax expense.............................     5.4      2.6      1.7
      Net Earnings...................................     7.8      3.6      0.7

1998 Compared to 1997

  Total revenues increased 39.0% to $161,540,000 in 1998 from $116,213,000 in
1997. This increase was attributable to increases in the average underlying wholesale price per pair, in addition to an increase in the volume of footwear sold. The volume of footwear sold increased 30.1% to 6,334,000 pair in 1998 from 4,870,000 pair in 1997. The average wholesale price per pair increased by 7.9% to $24.54 in 1998 from $22.74 in 1997. This increase in the average wholesale price per pair is primarily attributable to an increase in the Classic category, in both units and average price per pair. The major changes in volume for footwear categories are as follows: Classics and children's categories increased 31% and 60%, respectively, and the tennis/court category decreased 2%. Revenues increased despite a poor retail environment due principally to the popularity of several new Classic products and the cumulative results of additional spending on marketing and advertising.

  Domestic revenues increased 58.7% to $145,293,000 in 1998 from $91,568,000 in 1997. International product revenues decreased 33.4% in 1998 to $16,030,000 from $24,085,000 in 1997. International revenues, as a percentage of total revenues, decreased to 10.1% in 1998 from 20.7% in 1997. Fees earned by the Company on sales by foreign licensees and distributors decreased to $217,000 for 1998 from $560,000 for 1997.

  The Company believes that the athletic and casual footwear industry experiences seasonal fluctuations, due to increased domestic sales during certain selling seasons, including Easter, back-to-school and the year-end holiday seasons. The Company presents full-line offerings for the Easter and back-to-school seasons, for delivery during the first and third quarters, respectively, but not for the year-end holiday season. However, one particular shoe out of the holiday line became very popular, accounting for the large increase in sales during the fourth quarter of 1998.

  At December 31, 1998 domestic and international futures orders with start ship dates from January through June 1999 were approximately $131,452,000 and $9,011,000, respectively, 134% and 6% higher, respectively, than such orders were at December 31, 1997 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "future" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

  Gross profit margins increased as a percentage of revenues to 43.7% in 1998 from 39.1% in 1997. Gross profit margins increased primarily due to the Company introducing new styles at relatively higher margins. In addition, gross profit margins increased due to changes in the domestic/international and product mix of sales.

  Selling, general and administrative expenses increased 27.8% to $51,220,000 (31.7% of revenues) in 1998 from $40,074,000 (34.5% of revenues) in 1997. The increase in the amounts for the year ended December 31, 1998 compared to the year ended December 31, 1997 was primarily the result of an increase in direct advertising costs and commissions, as well as an increase in the bonus accrual for an employee incentive program. These increases were partially offset by a bad debt recovery of a 1995 write-off. The decrease in selling, general and administrative expenses, as a percentage of sales, was due primarily to these expenses not increasing as greatly as sales during 1998.

  Net interest income was $1,853,000 (1.2% of revenues) in 1998 compared to $1,823,000 (1.6% of revenues) in 1997, an increase of $30,000 or 1.6%. This increase in net interest income was the result of higher average balances on commercial paper investments and reduced average outstanding balances owed under the Company's revolving credit facilities partially offset by lower rates earned on commercial paper investments and additional interest expense recognized in relation to a state tax audit.

  The Company's effective tax rate decreased to 41.0% in 1998 from 42.0% in 1997.

  Net earnings increased 200.6% to $12,546,000 or $1.15 per common share (basic earnings per share) in 1998 from $4,173,000 or $.36 per common share (basic earnings per share) in 1997. Net earnings for 1998 included net losses of the Company's European operations of $806,000. The European operations are wholly-owned subsidiaries of the Company rather than independent unaffiliated distributors as are utilized throughout most of the balance of the Company's international operations. The Company's European operations do not generate sufficient margins to exceed the necessary fixed costs involved in creating a presence in this foreign market. The Company is attempting to increase revenues in this market as well as exploring ways to reduce costs. See
Note A12 to the Company's Consolidated Financial Statements for the Company's policies relating to risk management of foreign currency.

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

  Domestic revenues increased 20.2% to $91,568,000 in 1997 from $76,168,000 in 1996. International product revenues decreased 18.5% in 1997 to $24,085,000 from $29,565,000 in 1996. International revenues, as a percentage of total revenues, decreased to 20.7% in 1997 from 27.7% in 1996. Fees earned by the Company on sales by foreign licensees and distributors decreased to $560,000 for 1997 from $1,100,000 for 1996.

  Gross profit margins increased as a percentage of revenues to 39.1% in 1997 from 32.3% in 1996. Gross profit margins increased partially due to a decrease in close-out sales which carry lower margins. In addition, gross profit margins increased due to changes in the domestic/international and product mix of sales.

  Selling, general and administrative expenses increased 19.8% to $40,074,000 (34.5% of revenues) in 1997 from $33,440,000 (31.3% of revenues) in 1996. The increase in the amounts, as well as the percentage of sales for the year ended December 31, 1997 compared to the year ended December 31, 1996 was primarily the result of an increase in direct advertisement and promotion activities, as well as an increase in the bonus accrual for an employee incentive program.

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

  Net earnings increased 470.9% to $4,173,000 or $.36 per common share (basic earnings per share) in 1997 from $731,000 or $.06 per common share (basic earnings per share) in 1996. Net earnings for 1997 included net losses of the Company's European operations of $1,602,000. The European operations are wholly-owned subsidiaries of the Company rather than independent unaffiliated distributors as are utilized throughout most of the balance of the Company's international operations. The Company's European operations do not generate sufficient margins to exceed the necessary fixed costs involved in creating a presence in this foreign market. The Company is attempting to increase revenues in this market as well as exploring ways to reduce costs. See Note A12 to the Company's Consolidated Financial Statements for the Company's policies relating to risk management of foreign currency.

Liquidity and Capital Resources

  The Company experienced a net cash inflow of approximately $4,271,000, $17,871,000 and $9,183,000 from its operating activities during 1998, 1997 and 1996, respectively. Cash provided by operating activities for the year ended 1998 as compared to 1997 varied primarily due to differences in the amounts of changes in prepaid expenses and other assets, inventories, and accounts receivable, as well as an increase in net earnings. Cash provided by operations in 1997 increased from 1996, due to an increase in net earnings, and accounts payable and accrued liabilities and a decrease in prepaid expenses and other assets, partially offset by an increase in inventories.

  The Company had a net inflow of cash from its investing activities during 1998 principally from the maturity of investment securities partially offset by net purchases of property, plant and equipment. The Company had a net outflow of cash from its investing activities during 1997 principally from the purchase of investment securities partially offset by the maturity of investment securities.

  In 1998 and 1997, the net cash provided by operating activities was used for the purchase of treasury stock, the repayment of borrowings under bank lines of credit and to pay cash dividends.

  The Company anticipates future cash needs for principal repayments required pursuant to its lines of credit facilities. In addition, depending on the Company's future growth rate, additional funds may be required by operating activities. Finally, at December 31, 1998, approximately $24,590,000 of foreign subsidiary earnings which are not considered indefinitely invested may eventually be remitted to the parent company as circumstances warrant. Upon receipt of these funds, the Company will use approximately $9,626,000 in cash to pay income taxes previously accrued on these foreign subsidiary earnings. The Company's intention is to repatriate earnings of foreign operations as cash needs and other circumstances require. No other material capital commitments exist at December 31, 1998. With continued use of its revolving credit facility (as discussed below), the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 1999.

  In April 1998, the Company announced a new share repurchase program. The Board of Directors has authorized the Company to purchase up to $20 million of its Class A Common Stock on the open market through April 2002. Such open market purchases, if any, will occur from time to time as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. From inception under its new share repurchase program, the Company purchased 203,532 shares of Class A Common Stock at a cost totaling approximately $2,539,000. Currently, the Company has made purchases under all programs from August 14, 1996 through February 8, 1999 (the date of filing of this Form 10-K) of 2,518,932 shares at an aggregate cost totaling approximately $17,760,000.

  In September 1998, the Company amended an agreement with a bank whereby the Company may borrow, in the form of a secured revolving credit facility, up to $30,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $23,245,000 at December 31, 1998. This facility currently expires in July 2001. Substantially all of the Company's assets (other than real estate) are pledged as security for this facility. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at the Company's discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility.

  The Company's European offices have agreements with a bank whereby they can borrow up to $4,500,000 in the form of secured revolving credit facilities. The unused portion of these credit facilities was $3,397,000 at December 31, 1998. These facilities are made available until terminated by either party.

  Total debt decreased 42.6% to $655,000 at December 31, 1998 from $1,142,000 at December 31, 1997 (excluding outstanding letters of credit of $7,703,000 and $12,156,000 at December 31, 1998 and 1997, respectively). The decrease was due to borrowings under bank lines of credit under the Company's credit facility.

  The Company's working capital increased $6,908,000 to $83,299,000 at December 31, 1998 from $76,391,000 at December 31, 1997.

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

  The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). See Note H to the Company's Consolidated Financial Statements. In May 1998, the IRS issued its final report proposing additional taxes of an aggregate of approximately $1,561,000 plus penalties and interest for these years. The Company is protesting the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993, 1995 and 1996 are currently under examination by the IRS. The IRS has issued a preliminary examination report covering the 1993 fiscal year proposing adjustments to income of approximately $3,426,000 for this year. Although no assurance can be given regarding the outcome of such examinations, the Company believes that any taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Therefore, management believes that resolution of the IRS examinations should not have a material adverse impact on the Company's financial position and results of operations.

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

  To address these Year 2000 Issues with its internal systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first. Assessment and remediation are proceeding in tandem, and the Company currently plans to have changes to critical systems completed and tested in the first quarter of 1999. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, sales and finance. Beginning the first quarter of 1999, the Company will work with critical suppliers of products and services, and customers to determine that they are year 2000 capable or to monitor their progress toward year 2000 capability. Once supplier and customer capability is determined, the Company will commence work on various types of contingency planning to address potential problem areas with internal systems and with suppliers, customers, and other third parties. Nevertheless, there can be no assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems.

  Costs related to the Year 2000 Issues are funded through operating cash flows. Currently, the Company has expended approximately $350,000 in remediation efforts, principally the cost of modifying the applicable code of existing software. The Company estimates remaining costs to be approximately $150,000. The Company presently believes that the total cost of achieving Year 2000 compliant systems is not expected to be material to financial condition, liquidity, or results of operations.

  Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; and remediation success of the Company's suppliers and customers.

Quantitative and Qualitative Disclosures About Market Risk

 Market Risk

  Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company's primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. dollar and the UK pound and between the U.S. dollar and the German mark. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves the Company's risk management policies. Market risk is managed based on an ongoing assessment of trends in foreign exchange rates and economic developments, giving consideration to possible effects on both total return and reported earnings.

 Foreign Exchange Rate Risk

  Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from unfavorable movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company's historical primary risk exposures have been from changes in the rates between the U.S. dollar and the UK pound and between the U.S. dollar and the German mark, and this trend is expected to continue. To fix the U.S. dollar amount it will receive on sales denominated in UK pounds and German marks, the Company enters into forward exchange contracts to sell the foreign currency denominated in those currencies. The extent to which forward exchange contracts are used is modified periodically in response to management's estimate of market conditions and the terms and length of specific sales contracts.

  The Company enters into foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual dollar net cash inflow resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. The Company does not hold or issue financial instruments for trading purposes. The foreign exchange contracts are designated for firmly committed or forecasted sales. These contracts are generally for terms of less than one year. Gains and losses related to hedges of firmly committed transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses of foreign exchange contracts that are designated for forecasted transactions are recognized as the exchange rates change.

  The forward exchange contracts generally require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed at the inception of the contracts. The counter party to derivative transactions is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the unrealized gains in such contracts should this counter party fail to perform as contracted.

  The table below provides information as of December 31, 1998 and 1997 about the Company's foreign currency forward exchange contracts by currency. The information is presented in U.S. dollars:

                                                          December 31,
                                                          ------------
                                                       1998           1997
                                                       ----           ----
United Kingdom (Pound Sterling)
  Notional amount................................ $    1,200,000 $      900,000
  Fair value.....................................            --           2,000
  Average contractual exchange rate.............. $1.63/UK pound $1.64/UK pound
Germany (Deutsche Mark)
  Notional amount................................ $    3,839,000 $    2,780,000
  Fair value.....................................          9,000        174,000
  Average contractual exchange rate.............. $       .58/DM $       .60/DM

  The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts. Based on the Company's overall currency rate exposure at December 31, 1998, a 10% change in currency rates would not have had a material effect on the financial position, results of operations and cash flows of the Company.

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
K-Swiss Inc.

  We have audited the consolidated balance sheets of K-Swiss Inc. as of December 31, 1998 and 1997, and the related consolidated statements of earnings and comprehensive earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Swiss Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  We have also audited Schedule II of K-Swiss Inc. for each of the three years in the period ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Los Angeles, California
January 29, 1999, except for Note O
 as to which the date is February 9, 1999

                                  K-SWISS INC.

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

                         (Dollar amounts in thousands)

                                                                1998      1997
                                                              --------  --------
                           ASSETS
                           ------
Current Assets
  Cash and cash equivalents (Note A4)........................ $ 37,360  $ 36,123
  Investment securities (Note A5)............................      --      5,995
  Accounts receivable, less allowance for doubtful accounts
   of $825 and $477 for 1998 and 1997, respectively (Notes D
   and L)....................................................   26,478    15,657
  Inventories (Notes A6 and D)...............................   33,535    27,214
  Prepaid expenses and other.................................    2,883     4,299
  Deferred taxes (Notes A9 and H)............................    1,746     1,765
                                                              --------  --------
    Total current assets.....................................  102,002    91,053
Property, Plant and Equipment, net (Notes A7, B and D).......    8,009     4,885
Other Assets
  Intangible assets (Notes A8, C and D)......................    4,429     4,712
  Other......................................................    1,025       545
                                                              --------  --------
                                                                 5,454     5,257
                                                              --------  --------
                                                              $115,465  $101,195
                                                              ========  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current Liabilities
  Bank lines of credit (Note D).............................. $    155  $    642
  Current maturities of subordinated debentures (Note E).....      500       400
  Trade accounts payable.....................................    7,783     4,379
  Accrued liabilities (Note F)...............................   10,265     9,241
                                                              --------  --------
    Total current liabilities................................   18,703    14,662
Subordinated Debentures (Note E).............................      --        100
Other Liabilities (Note G)...................................    5,267     1,289
Deferred Taxes (Notes A9 and H)..............................    8,227     9,279
Commitments and Contingencies (Notes H and I)................      --        --
Stockholders' Equity (Notes K and O)
  Preferred Stock--authorized 2,000,000 shares of $.01 par
   value; none issued and outstanding........................      --        --
  Common Stock:
  Class A--authorized 18,000,000 shares of $.01 par value;
   9,832,728 shares issued, 7,313,796 shares outstanding, and
   2,518,932 shares held in treasury at December 31, 1998 and
   8,221,172 shares issued, 6,215,772 shares outstanding and
   2,005,400 shares held in treasury at December 31, 1997....       98        82
  Class B--authorized 10,000,000 shares of $.01 par value;
   issued and outstanding 3,426,556 shares at December 31,
   1998 and 4,971,144 shares at December 31, 1997............       34        50
  Additional paid-in capital.................................   25,830    25,205
  Treasury Stock.............................................  (17,760)  (12,389)
  Retained earnings (Note D).................................   75,500    63,387
  Accumulated other comprehensive earnings--
   Foreign currency translation (Note A10)...................     (434)     (470)
                                                              --------  --------
                                                                83,268    75,865
                                                              --------  --------
                                                              $115,465  $101,195
                                                              ========  ========

        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                            Year Ended December 31,

            (Dollar amounts in thousands, except per share amounts)

                                                      1998     1997      1996
                                                    -------- --------  --------
Revenues (Notes A13, L and M)...................... $161,540 $116,213  $106,833
Cost of goods sold.................................   90,925   70,769    72,320
                                                    -------- --------  --------
  Gross profit.....................................   70,615   45,444    34,513
Selling, general and administrative expenses (Note
 A14)..............................................   51,220   40,074    33,440
                                                    -------- --------  --------
  Operating profit.................................   19,395    5,370     1,073
Interest income, net...............................    1,853    1,823     1,527
                                                    -------- --------  --------
  Earnings before income taxes.....................   21,248    7,193     2,600
Income tax expense (Notes A9 and H)................    8,702    3,020     1,869
                                                    -------- --------  --------
  NET EARNINGS..................................... $ 12,546 $  4,173  $    731
                                                    ======== ========  ========
Earnings per common share (Note A15)
  Basic............................................ $   1.15 $    .36  $    .06
                                                    ======== ========  ========
  Diluted.......................................... $   1.10 $    .35  $    .06
                                                    ======== ========  ========

Net Earnings....................................... $ 12,546 $  4,173  $    731
Other comprehensive earnings (loss), net of tax--
 Foreign currency translation adjustments..........       36     (419)      494
                                                    -------- --------  --------
Comprehensive net earnings......................... $ 12,582 $  3,754  $  1,225
                                                    ======== ========  ========


        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Three years ended December 31, 1998

                         (Dollar amounts in thousands)

                                 Common Stock                          Treasury Stock
                      -----------------------------------            ------------------             Accumulated
                          Class A           Class B       Additional      Class A                      other
                      ---------------- ------------------  paid-in   ------------------  Retained  comprehensive
                       Shares   Amount   Shares    Amount  capital    Shares    Amount   earnings    earnings     Total
                      --------- ------ ----------  ------ ---------- --------- --------  --------  ------------- -------
Balance at January
 1, 1996............  8,171,702  $82    4,991,144   $50    $25,022         --  $    --   $59,460       $(545)    $84,069
Proceeds from
 exercise of options
 (Note K)...........      2,334  --           --    --          12         --       --       --          --           12
Purchase of treasury
 stock..............        --   --           --    --         --    1,004,000   (5,221)     --          --       (5,221)
Dividends paid ($.04
 per share) (Note
 D).................        --   --           --    --         --          --       --      (516)        --         (516)
Net earnings for the
 year...............        --   --           --    --         --          --       --       731         --          731
Foreign currency
 translation (Note
 A10)...............        --   --           --    --         --          --       --       --          494         494
                      ---------  ---   ----------   ---    -------   --------- --------  -------       -----     -------
Balance at December
 31, 1996...........  8,174,036   82    4,991,144    50     25,034   1,004,000   (5,221)  59,675         (51)     79,569
Conversion of shares
 (Note K)...........     20,000  --       (20,000)  --         --          --       --       --          --          --
Proceeds from
 exercise of options
 (Note K)...........     27,136  --           --    --         144         --       --       --          --          144
Income tax benefit
 of options
 exercised..........        --   --           --    --          27         --       --       --          --           27
Purchase of treasury
 stock..............        --   --           --    --         --    1,001,400   (7,168)     --          --       (7,168)
Dividends paid ($.04
 per share) (Note
 D).................        --   --           --    --         --          --       --      (461)        --         (461)
Net earnings for the
 year...............        --   --           --    --         --          --       --     4,173         --        4,173
Foreign currency
 translation (Note
 A10)...............        --   --           --    --         --          --       --       --         (419)       (419)
                      ---------  ---   ----------   ---    -------   --------- --------  -------       -----     -------
Balance at December
 31, 1997...........  8,221,172   82    4,971,144    50     25,205   2,005,400  (12,389)  63,387        (470)     75,865
Conversion of shares
 (Note K)...........  1,544,588   16   (1,544,588)  (16)       --          --       --       --          --          --
Proceeds from
 exercise of options
 (Note K)...........     66,968  --           --    --         423         --       --       --          --          423
Income tax benefit
 of options
 exercised..........        --   --           --    --         202         --       --       --          --          202
Purchase of treasury
 stock..............        --   --           --    --         --      513,532   (5,371)     --          --       (5,371)
Dividends paid ($.04
 per share) (Note
 D).................        --   --           --    --         --          --       --      (433)        --         (433)
Net earnings for the
 year...............        --   --           --    --         --          --       --    12,546         --       12,546
Foreign currency
 translation (Note
 A10)...............        --   --           --    --         --          --       --       --           36          36
                      ---------  ---   ----------   ---    -------   --------- --------  -------       -----     -------
Balance at December
 31, 1998...........  9,832,728  $98    3,426,556   $34    $25,830   2,518,932 $(17,760) $75,500       $(434)    $83,268
                      =========  ===   ==========   ===    =======   ========= ========  =======       =====     =======


         The accompanying notes are an integral part of this statement.

                                  K-SWISS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                         (Dollar amounts in thousands)

                                                      1998     1997     1996
                                                     -------  -------  -------
Cash flows from operating activities:
  Net earnings...................................... $12,546  $ 4,173  $   731
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization...................     940      918    1,197
    Net (gain) loss on disposal of property, plant
     and equipment..................................    (384)       2      --
    Deferred income taxes...........................  (1,033)     306    3,199
    (Increase) decrease in accounts receivable...... (10,811)    (954)      64
    (Increase) decrease in inventories..............  (6,321)  (3,428)  17,399
    Decrease (increase) in prepaid expenses and
     other assets...................................     937   11,647  (14,373)
    Increase (decrease) in accounts payable and
     accrued liabilities............................   8,397    5,207      556
    Foreign currency translation write off for
     K-Swiss Canada.................................     --       --       410
                                                     -------  -------  -------
    Net cash provided by operating activities.......   4,271   17,871    9,183
Cash flows from investing activities:
  Cash paid for acquisition of certain assets and
   rights of Robey Sportswear.......................     --       --      (435)
  Purchase of investment securities.................     --    (9,619)     --
  Proceeds from maturity of investment securities...   5,995    3,624      --
  Purchase of property, plant and equipment.........  (5,654)  (1,641)  (1,034)
  Proceeds from disposal of property, plant and
   equipment........................................   2,268        9       15
                                                     -------  -------  -------
    Net cash provided by (used in) investing
     activities.....................................   2,609   (7,627)  (1,454)
Cash flows from financing activities:
  Net (repayments) borrowings under bank lines of
   credit and capital leases........................    (487)    (564)     790
  Purchase of treasury stock........................  (5,371)  (7,168)  (5,221)
  Payment of dividends..............................    (433)    (461)    (516)
  Proceeds from stock options exercised.............     423      144       12
  Income tax benefit of options exercised...........     202       27      --
                                                     -------  -------  -------
    Net cash used in financing activities...........  (5,666)  (8,022)  (4,935)
Effect of exchange rate changes on cash.............      23     (413)      89
                                                     -------  -------  -------
      Net increase in cash and cash equivalents.....   1,237    1,809    2,883
Cash and cash equivalents at beginning of year......  36,123   34,314   31,431
                                                     -------  -------  -------
Cash and cash equivalents at end of year............ $37,360  $36,123  $34,314
                                                     =======  =======  =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest........................................ $   334  $   156  $   213
    Income taxes.................................... $10,133  $ 3,280  $ 1,171

        The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1998, 1997 and 1996

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

  The Company purchases a significant portion of its products from a small number of contract manufacturers in China and Thailand. This concentration of suppliers in these locations subjects the Company to the risk of interruptions of product flow for various reasons and possible loss of sales, which would adversely affect operating results.

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

3. Basis of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 1997 presentation to conform with the 1998 presentation.

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

                       December 31, 1998, 1997 and 1996


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

7. Property, Plant and Equipment

  Property, plant and equipment are carried at cost. For financial reporting and tax purposes, depreciation and amortization are calculated using straight-line and accelerated methods over the estimated service lives of the depreciable assets. The service lives of the Company's building and related improvements are 30 and 5 years, respectively. Equipment is depreciated from 3 to 10 years and leasehold improvements are amortized over the lives of the respective leases.

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

9. Income Taxes

  The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Provision is made for appropriate United States income taxes on earnings of subsidiary companies which are intended to be remitted to the parent company.

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

                       December 31, 1998, 1997 and 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

subordinated debentures are carried at amounts that approximate fair value. The estimated fair value of the subordinated debentures is based on borrowing rates currently available to the Company for bank loans with similar terms and maturities.

12. Financial Risk Management and Derivatives

  The Company enters into foreign exchange contracts in order to reduce the impact of foreign currency fluctuations (British pounds and German marks) and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual dollar net cash inflow resulting from the sale of products to foreign will be adversely affected by changes in exchange rates. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. The Company does not hold or issue financial instruments for trading purposes. The foreign exchange contracts are designated for firmly committed or forecasted sales. These transactions are generally expected to occur in less than one year. Gains and losses related to hedges of firmly committed transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses of foreign exchange contracts that are designated for forecasted transactions are recognized as the exchange rates change. At December 31, 1998 and 1997, deferred gains and losses are not material to the consolidated financial statements.

  The forward exchange contracts generally require the Company to exchange foreign currencies (British pounds and German marks) for U.S. dollars at maturity, at rates agreed to at the inception of the contracts. The counter party to derivative transactions is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the unrealized gains in such contracts should this counter party fail to perform as contracted.

  The aggregate notional principal amounts and fair values of the Company's derivative financial instruments were $5,040,000 and $9,000 at December 31, 1998, respectively and $3,680,000 and $176,000 at December 31, 1997,
respectively. The estimated fair value of derivatives used to hedge the Company's risks will fluctuate over time. The fair value of the forward exchange contracts is estimated by obtaining quoted market prices.

13. Recognition of Revenues

  Revenues include sales and fees earned on sales by licensees and are recognized upon shipment of goods.

14. Advertising Costs

  Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $13,323,000, $6,553,000 and $3,073,000 for 1998, 1997, and 1996, respectively.

                                 K-SWISS INC.

                       December 31, 1998, 1997 and 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

15. Earnings per Share

   Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to issue common stock were exercised into common stock.

  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands) (after giving effect to the two-for-one stock split described in Note O):

                                   1998             1997             1996
                             ---------------- ---------------- ----------------
                                    Per Share        Per Share        Per Share
                             Shares  Amount   Shares  Amount   Shares  Amount
                             ------ --------- ------ --------- ------ ---------
Basic EPS................... 10,914   $1.15   11,688   $ .36   12,911   $.06
Effect of Dilutive Stock
 Options....................    518    (.05)     239    (.01)      74    --
                             ------   -----   ------   -----   ------   ----
Diluted EPS................. 11,432   $1.10   11,927   $ .35   12,985   $.06
                             ======   =====   ======   =====   ======   ====

  The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                          1998          1997          1996
                                      ------------- ------------- -------------
Options to purchase shares of common
 stock (in thousands)................      16            716           926
Exercise prices...................... $11.50-$12.81  $7.63-$11.50  $5.16-$11.50
Expiration dates..................... January 2003- January 2000- January 2000-
                                       August 2008   August 2007   August 2006

16. New Accounting Pronouncement

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which is effective for 2000. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of the hedged assets, liabilities or firm commitments. The Company believes the impact of adopting this standard will not be material to results of operations or equity.

                                 K-SWISS INC.

                       December 31, 1998, 1997 and 1996


NOTE B--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment as of December 31 consists of the following (in thousands):

                                                                1998     1997
                                                               -------  -------
     Building and improvements................................ $ 5,443  $ 3,240
     Furniture, machinery and equipment.......................   6,186    5,199
                                                               -------  -------
                                                                11,629    8,439
     Less accumulated depreciation and amortization...........  (4,315)  (5,380)
                                                               -------  -------
                                                                 7,314    3,059
     Land.....................................................     695    1,826
                                                               -------  -------
                                                               $ 8,009  $ 4,885
                                                               =======  =======

NOTE C--INTANGIBLE ASSETS

  Intangible assets as of December 31 consist of the following (in thousands):

                                                                1998     1997
                                                               -------  -------
     Contingent purchase payments............................. $ 4,579  $ 4,579
     Trademarks...............................................   2,269    2,269
     Other....................................................     198      198
     Less accumulated amortization............................  (2,617)  (2,334)
                                                               -------  -------
                                                               $ 4,429  $ 4,712
                                                               =======  =======

NOTE D--BANK LINES OF CREDIT

  The Company maintains revolving credit facilities whereby it may borrow up to an aggregate of $34,500,000 including outstanding letters of credit and bankers' acceptances. The weighted average interest rate provided under these credit facilities was 8.50% and 8.25% at December 31, 1998 and 1997, respectively. A fee of up to 1/8% of the average unused line is paid for availability of the primary credit facility.

  One of the credit agreements contains certain covenants and financial ratio requirements, including restrictions on dividend payments. At December 31, 1998, $9,277,000 was unrestricted as to the payment of dividends. The amounts borrowed under the facilities are collateralized by substantially all of the assets of the Company.

  Under the most restrictive covenant, the Company must maintain stockholders' equity, including subordinated debt, less intangible assets and exclusive of treasury stock of at least $70,039,000 at December 31, 1998.

NOTE E--SUBORDINATED DEBENTURES

  The subordinated debentures are payable to an officer and a director of the Company. The debentures bear interest at 10%. Interest is due on the unpaid balance quarterly. The debentures are due in full in 2001, however, beginning June 30, 1996 the debenture holders could have required the Company to redeem a portion of principal semi-annually.

                                 K-SWISS INC.

                       December 31, 1998, 1997 and 1996


NOTE F--ACCRUED LIABILITIES

  Accrued liabilities as of December 31 consist of the following (in thousands):

                                                                  1998    1997
                                                                 ------- -------
      Income taxes.............................................. $   741 $ 1,362
      Bonuses...................................................   1,960   1,501
      Advertising...............................................   2,280     866
      Other.....................................................   5,284   5,512
                                                                 ------- -------
                                                                 $10,265 $ 9,241
                                                                 ======= =======

NOTE G--OTHER LIABILITIES

  Included in other liabilities is $4,441,000 and $1,289,000 as of December 31, 1998 and 1997, respectively, representing accrued bonuses under the Company's Economic Value Added ("EVA") incentive program not payable within one year. These amounts are at risk of forfeiture to the plan participants depending on the Company maintaining presently achieved levels of EVA.

NOTE H--INCOME TAXES

  The provision for income taxes includes the following for the years ended December 31 (in thousands):

                                                          1998    1997   1996
                                                         ------  ------ -------
      Current
       United States
        Federal......................................... $8,258  $2,366 $(1,961)
        State...........................................  1,406     243     514
       Foreign..........................................     71     105     117
      Deferred
       United States
        Federal.........................................   (925)    273   2,864
        State...........................................   (108)     33     335
                                                         ------  ------ -------
                                                         $8,702  $3,020 $ 1,869
                                                         ======  ====== =======

                                 K-SWISS INC.

                       December 31, 1998, 1997 and 1996


NOTE H--INCOME TAXES--(Continued)

  A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                1998  1997  1996
                                ----  ----  ----
      U.S. Federal statutory
       rate...................  35.0% 34.0% 34.0%
      State income taxes......   4.1   4.1   4.1
      State income tax audit..   --    --   18.3
      California net operating
       loss carry forward
       limitation.............   --    --    4.4
      Net results of foreign
       subsidiaries...........   1.3   1.8   7.4
      Amortization of
       intangibles............   0.3   0.9   2.5
      Other...................   0.3   1.2   1.2
                                ----  ----  ----
                                41.0% 42.0% 71.9%
                                ====  ====  ====

  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

                                                                  1998    1997
                                                                 ------- ------
      Net current assets........................................ $ 1,746 $1,765
      Net non-current liabilities...............................   8,227  9,279
                                                                 ------- ------
        Net liability........................................... $ 6,481 $7,514
                                                                 ======= ======

  Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):

                                                                  1998    1997
                                                                 ------- ------
      Assets
        State taxes.............................................   $ 527 $  322
        Bad debt reserve........................................     299    130
        Inventory reserve and capitalized costs.................     812  1,251
        Bonuses.................................................   1,737    491
        Other...................................................     431    101
                                                                 ------- ------
          Gross deferred tax assets.............................   3,806  2,295
      Liabilities
        Unremitted earnings of a foreign subsidiary.............   9,626  9,303
        Contingent purchase payments............................     180    183
        Other...................................................     481    323
                                                                 ------- ------
          Gross deferred tax liabilities........................  10,287  9,809
                                                                 ------- ------
        Net deferred tax liability.............................. $ 6,481 $7,514
                                                                 ======= ======

                                 K-SWISS INC.

                       December 31, 1998, 1997 and 1996


NOTE H--INCOME TAXES--(Continued)

  The Company did not record any valuation allowances against deferred tax assets at December 31, 1998. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.

  The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). In May 1998, the IRS issued its final report proposing additional taxes of an aggregate of approximately $1,561,000 plus penalties and interest for these years. The Company is protesting the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993, 1995 and 1996 are currently under examination by the IRS. The IRS has issued a preliminary examination report covering the 1993 fiscal year proposing adjustments to income of approximately $3,426,000 for this year. Although no assurance can be given regarding the outcome of such examinations, the Company believes that any taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Therefore, management believes that resolution of the IRS examinations should not have a material adverse impact on the Company's financial position and results of operations.

NOTE I--COMMITMENTS AND CONTINGENCIES

  The Company leases its principal warehouse facility through January 2003, under an agreement which provides for two options, each of which would extend the lease for three years. In addition, certain property and equipment is leased primarily on a month to month basis. Future minimum rental payments under these leases as of December 31, 1998 are as follows (in thousands):

      Year ending
      December 31,
      ------------
       1999.............................................................. $1,247
       2000..............................................................  1,146
       2001..............................................................  1,040
       2002..............................................................    968
       2003..............................................................     86
       Thereafter........................................................      6
                                                                          ------
                                                                          $4,493
                                                                          ======

  Rent expense for operating leases was approximately $1,502,000, $1,451,000 and $1,615,000 for the years ended December 31, 1998, 1997, and 1996, respectively. Sublease rental income was approximately $54,000 for the year ended December 31, 1998.

  The Company has subleased approximately 90,000 square feet of its principal warehouse facility to another company for the remainder of its initial lease term. The total of the future minimum rentals to be received as of December 31, 1998 is $1,322,000.

  The Company has outstanding letters of credit totaling approximately $7,703,000 and $12,156,000 at December 31, 1998 and 1997 respectively. These letters of credit, which have original terms from one month to one year, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is based on fees currently charged for similar agreements and is not significant at December 31, 1998 and 1997.

                                 K-SWISS INC.

                       December 31, 1998, 1997 and 1996


NOTE I--COMMITMENTS AND CONTINGENCIES--(Continued)


  The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe it is presently a party to litigation which will have a material adverse effect on its business or operations.

NOTE J--EMPLOYEE BENEFIT PLANS

  In 1988, the Company adopted a discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The expense for this plan was approximately $343,000, $472,000 and $17,000 for 1998, 1997 and 1996,
respectively.

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

  In 1990, the Company adopted the 1990 Stock Option Plan under which it was authorized to issue non-qualified stock options, incentive stock options, and warrants to key employees. As amended, the number of options available for issuance under the 1990 Stock Option Plan is 1,650,000 shares of Class A Common Stock. The options have a term of ten years and generally become fully vested by the end of the fifth year.

  Plan transactions for 1998, 1997 and 1996 are as follows (after giving effect to the two-for-one stock split described in Note O):

                                 1998                1997                1996
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                                     average             average             average
                                     exercise            exercise            exercise
                           Shares     price    Shares     price    Shares     price
                          ---------  -------- ---------  -------- ---------  --------
Options outstanding
 January 1,.............  1,407,788   $6.58   1,370,524   $6.76   1,175,324   $7.73
Granted.................     46,450    3.38     192,300    5.28     357,600    4.40
Exercised...............    (66,968)   5.93     (27,136)   5.32      (2,334)   5.00
Canceled................    (52,250)   7.11    (127,900)   6.75    (160,066)   8.70
                          ---------           ---------           ---------
Options outstanding
 December 31,...........  1,335,020    6.48   1,407,788    6.58   1,370,524    6.76
                          =========           =========           =========
Options available for
 grant at December 31,..    183,710             177,910             242,310

                                 K-SWISS INC.

                       December 31, 1998, 1997 and 1996


NOTE K--STOCKHOLDERS' EQUITY--(Continued)

  Weighted average fair value of options granted during the year are as follows:

                                                             1998  1997  1996
                                                            ------ ----- -----
      Exercise price is below market price at date of
       grant............................................... $11.90 $6.22 $4.37
      Exercise price equals market price at date of grant..   4.60  2.43  1.57

  The following information applies to options outstanding at December 31, 1998:

                                      Options Outstanding         Options Exercisable
                                --------------------------------- --------------------
                                             Weighted
                                              average    Weighted             Weighted
                                             remaining   average              average
                                  Number    contractual  exercise   Number    exercise
     Range of exercise prices   outstanding life (years)  price   exercisable  price
     ------------------------   ----------- -----------  -------- ----------- --------
     $  .50..................      93,782         9       $  .50      5,998    $  .50
     $ 4.38--$6.50...........     566,536         6         4.98    304,870      4.94
     $ 6.88--$9.63...........     544,102         4         8.04    471,388      8.00
     $10.13--$12.82..........     130,600         7        10.75     98,768     10.69

  The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                               1998  1997  1996
                                                               ----  ----  ----
      Expected life (years)...................................    7     7     7
      Risk-free interest rate................................. 5.50% 6.25% 5.50%
      Expected volatility.....................................   30%   22%   20%
      Expected dividend yield.................................   .4%   .7%   .7%

  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

  During 1998, 1997 and 1996, 34,450, 42,000 and 28,000 options, respectively, were granted at exercise prices below fair market value. This resulted in net compensation expense of $74,000, $32,000 and $28,000 for 1998, 1997 and 1996,
respectively. All other options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

  In connection with the exercise of options, the Company realized income tax benefits in 1998, 1997 and 1996 which have been credited to additional paid-in capital.

                                 K-SWISS INC.

                       December 31, 1998, 1997 and 1996


NOTE K--STOCKHOLDERS' EQUITY--(Continued)

  Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have been:

                                                             1998    1997  1996
                                                            ------- ------ ----
      Net earnings (in thousands)
       As reported......................................... $12,546 $4,173 $731
       Pro forma...........................................  12,428  4,163  742
      Basic earnings per share
       As reported......................................... $  1.15 $  .36 $.06
       Pro forma...........................................    1.14    .36  .06
      Diluted earnings per share
       As reported......................................... $  1.10 $  .35 $.06
       Pro forma...........................................    1.09    .35  .06

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

  During the years ended December 31, 1998, 1997 and 1996, approximately 26%, 17% and 11%, respectively, of revenues were made to one domestic customer. At December 31, 1998 and 1997 approximately 16% and 18%, respectively, of accounts receivable were from this major customer. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures and for international receivables, the use of letters of credit and letters of guarantee.

                                 K-SWISS INC.

                       December 31, 1998, 1997 and 1996


NOTE M--SEGMENT INFORMATION

  The Company's predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. The following tables summarize segment information (in thousands):

                                    Year ended December 31,
                                   ----------------------------
                                     1998      1997      1996
                                   --------  --------  --------
      Revenues from unrelated
       entities:
        United States............. $145,293  $ 91,568  $ 76,170
        Europe....................    9,324     8,818    11,552
        Other International.......    6,923    15,827    19,111
                                   --------  --------  --------
                                   $161,540  $116,213  $106,833
                                   ========  ========  ========
      Inter-geographic revenues:
        United States............. $  2,718  $  2,721  $  2,102
        Europe....................    2,420     2,937     4,573
        Other International.......    4,926     2,744     3,893
                                   --------  --------  --------
                                   $ 10,064  $  8,402  $ 10,568
                                   ========  ========  ========
      Total revenues:
        United States............. $148,011  $ 94,289  $ 78,272
        Europe....................   11,744    11,755    16,125
        Other International.......   11,849    18,571    23,004
        Less inter-geographic
         revenues.................  (10,064)   (8,402)  (10,568)
                                   --------  --------  --------
                                   $161,540  $116,213  $106,833
                                   ========  ========  ========
      Operating profit (loss):
        United States............. $ 28,148  $ 10,669  $  3,720
        Europe....................   (1,122)   (1,751)   (1,450)
        Other International.......    1,067     3,244     3,721
        Less corporate expenses
         and eliminations.........   (8,698)   (6,792)   (4,918)
                                   --------  --------  --------
                                   $ 19,395  $  5,370  $  1,073
                                   ========  ========  ========
      Interest income:
        United States............. $  1,079  $  1,395  $  1,152
        Europe....................       44        35        29
        Other International.......      966       596       857
                                   --------  --------  --------
          Total interest income...    2,089     2,026     2,038
      Interest expense:
        United States.............      200       126       408
        Europe....................       36        76        82
        Other International.......      --          1        21
                                   --------  --------  --------
          Total interest expense..      236       203       511
                                   --------  --------  --------
      Interest income, net........ $  1,853  $  1,823  $  1,527
                                   ========  ========  ========

                                  K-SWISS INC.

                        December 31, 1998, 1997 and 1996


NOTE M--SEGMENT INFORMATION--(Continued)

                                                      Year ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
      Income tax expense:
        United States............................... $  8,631 $  2,915 $  1,752
        Europe......................................       47       61       84
        Other International.........................       24       44       33
                                                     -------- -------- --------
                                                     $  8,702 $  3,020 $  1,869
                                                     ======== ======== ========
      Identifiable assets:
        United States............................... $ 67,487 $ 46,579 $ 42,068
        Europe......................................    6,299    4,312    6,305
        Other International.........................   15,720   15,308   24,226
        Corporate assets and eliminations (1).......   25,959   34,996   27,676
                                                     -------- -------- --------
                                                     $115,465 $101,195 $100,275
                                                     ======== ======== ========
      Provision for depreciation and amortization:
        United States............................... $    713 $    671 $    791
        Europe......................................      167      198      330
        Other International.........................       60       49       76
                                                     -------- -------- --------
                                                     $    940 $    918 $  1,197
                                                     ======== ======== ========
      Capital expenditures:
        United States............................... $  5,370 $  1,532 $    861
        Europe......................................      207       57      171
        Other International.........................       77       52        2
                                                     -------- -------- --------
                                                     $  5,654 $  1,641 $  1,034
                                                     ======== ======== ========

--------
(1)Corporate assets include cash and cash equivalents, investments and intangible assets.

                                 K-SWISS INC.

                       December 31, 1998, 1997 and 1996


NOTE N--QUARTERLY FINANCIAL DATA (Unaudited)

  Summarized quarterly financial data for 1998 and 1997 follows (in thousands except for per share amounts):

                                       First  Second    Third  Fourth
                                      Quarter Quarter  Quarter Quarter   Year
                                      ------- -------  ------- ------- --------
1998
  Revenues........................... $42,274 $41,015  $38,212 $40,039 $161,540
  Gross profit.......................  17,146  17,600   17,606  18,263   70,615
  Net earnings.......................   3,545   2,255    3,031   3,715   12,546
Earnings per share (1)
  Basic.............................. $   .32 $   .21  $   .28 $   .34 $   1.15
  Diluted............................ $   .31 $   .20  $   .26 $   .32 $   1.10
1997
  Revenues........................... $31,199 $28,415  $32,835 $23,764 $116,213
  Gross profit.......................  11,722   9,610   13,418  10,694   45,444
  Net earnings (loss)................   1,539    (379)   1,714   1,299    4,173
Earnings (loss) per share (1)
  Basic.............................. $   .13 $  (.03) $   .15 $   .12 $    .36
  Diluted............................ $   .13 $  (.03) $   .15 $   .11 $    .35

--------
(1) Earnings (loss) per share reflect the effect of the two-for-one stock split as described in Note O.

NOTE O--SUBSEQUENT EVENTS

  On February 8, 1999, the Company's Board of Directors approved a two-for-one stock split for both Class A and Class B common stock. This stock split will be in the form of a 100 percent stock dividend to be distributed on March 26, 1999 to stockholders of record at the close of business on March 15, 1999. The Board of Directors also approved an increase in the cash dividend per share to an annual rate, on a post-split basis, of 6 cents per common share from an annual rate of 4 cents per common share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Except for the information disclosed in Item 4(a) of this Annual Report on Form 10-K, the information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 20, 1999 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.

Item 11. Executive Compensation

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 20, 1999 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 20, 1999 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

 The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 20, 1999 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Financial Statements:

                                                                 Page Reference
                                                                   Form 10-K
                                                                 --------------
Report of Independent Certified Public Accountants..............       22
Consolidated Balance Sheets as of December 31, 1998 and 1997....       23
Consolidated Statements of Earnings and Comprehensive Earnings
 for the three years ended December 31, 1998....................       24
Consolidated Statement of Stockholders' Equity for the three
 years ended December 31, 1998..................................       25
Consolidated Statements of Cash Flows for the three years ended
 December 31, 1998..............................................       26
Notes to Consolidated Financial Statements......................     27-40

  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed during the fourth quarter of 1998.

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

     10.3 Amendment to K-Swiss Inc. 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.32 to the Registrant's Form 10-K for the fiscal year ended December 31, 1995).
     10.4 K-Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant's Form S-1 Registration
           Statement No. 33-34369).
     10.5  Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan
           (incorporated by reference to exhibit 10.35 to the Registrant's Form
           10-K for the fiscal year ended December 31, 1993).
     10.6  Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated May
           26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994).
     10.7  Form of Indemnity Agreement entered into by and between K-Swiss Inc.
           and directors (incorporated by reference to exhibit 10.4 to the Registrant's Form S-1 Registration Statement No. 33-34369).
     10.8  Employment Agreement dated as of June 11, 1990 with Steven B.
           Nichols (incorporated by reference to exhibit 10.11 to the Registrant's Form S-1 Registration Statement No. 33-34369).
     10.9  First Amendment to Employment Agreement with Steven B. Nichols dated
           November 13, 1991 (incorporated by reference to exhibit 10.32 to the Registrant's Form 10-K for the fiscal year ended December 31, 1991).
     10.10 Employment Agreement between the Registrant and Steven B. Nichols dated as of April 30, 1993 (incorporated by reference to exhibit
           10.30 to the Registrant's Form S-1 Registration Statement No. 33-
           62254).
     10.11 Employment Agreement between the Registrant and Steven B. Nichols dated as of March 1, 1995 (incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1995).
     10.12 Note and Warrant Agreement dated as of December 29, 1986 by and among K-Swiss, 324 Corp. and John Hancock Mutual Life Insurance
           Company (incorporated by reference to exhibit 10.18 to the Registrant's Form S-1 Registration Statement No. 33-34369).
     10.13 Amendment to Note and Warrant Agreement dated as of August 1, 1988 by and among K-Swiss, 324 Corp. and John Hancock Mutual Life
           Insurance Company (incorporated by reference to exhibit 10.19 to the Registrant's Form S-1 Registration Statement No. 33-34369).
     10.14 Note Agreement dated August 25, 1989 and Amendment to Note and
           Warrant Agreement dated as of December 29, 1986, as amended, by and between K-Swiss Inc. and John Hancock Mutual Life Insurance Company
           (incorporated by reference to exhibit 10.20 to the Registrant's Form
           S-1 Registration Statement No. 33-34369).
     10.15 Amendment to Note and Warrant Agreement, as amended, dated as of April 26, 1990 by and among K-Swiss Inc., the Registrant and John
           Hancock Mutual Life Insurance Company (incorporated by reference to exhibit 10.21 to the Registrant's Form S-1 Registration Statement
           No. 33-34369).
     10.16 Amendment to Note and Warrant Agreement as amended, and Note
           Agreement, dated as of January 15, 1991, between the Registrant and John Hancock Mutual Life Insurance Company (incorporated by reference to exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 1990).

     10.17 Stock Pledge Agreement, Secured Promissory Note and Letter Agreement dated as of December 26, 1990 by and between the Registrant and George Powlick (incorporated by reference to exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1990).
     10.18 Stock Pledge Agreement, Secured Promissory Note and Letter Agreement dated as of April 10, 1991 by and between Registrant and George
           Powlick (incorporated by reference to exhibit 10.33 to the Registrant's Form 10-K for the fiscal year ended December 31, 1991).
     10.19 Stock Pledge Agreement and Secured Promissory Note dated as of April
           10, 1991 by and between the Registrant and Lawrence D. Feldman
           (incorporated by reference to exhibit 10.34 to the Registrant's Form
           10-K for the fiscal year ended December 31, 1991).
     10.20 Purchase Agreement dated as of December 29, 1986 by and between 324
           Corp. and The Biltrite Corporation (incorporated by reference to exhibit 10.37 to the Registrant's Form S-1 Registration Statement
           No. 33-34369).
     10.21 Amendment to Purchase Agreement dated December 29, 1986 by and between 324 Corp. and The Biltrite Corporation (incorporated by reference to exhibit 10.34 to the Registrant's Form S-1 Registration
           Statement No. 33-34369).
     10.22 Lease Agreement dated March 11, 1997 by and between K-Swiss Inc. and
           Space Center Mira Loma, Inc. (incorporated by reference to exhibit
           10 to the Registrant's Form 10-Q for the quarter ended March 31,
           1997).
     10.23 Credit Agreement dated March 25, 1994 by and among the Registrant and Bank of America National Trust and Savings Association, with schedules (incorporated by reference to exhibit 10.33 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994).
     10.24 Amendment to Credit Agreement dated March 25, 1994 by and among the
           Registrant and Bank of America National Trust and Savings
           Association (incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1995).
     10.25 Second Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended
           September 30, 1996).
     10.26 Third Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended
           September 30, 1997).
     10.27 Fourth Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended
           September 30, 1998).
     10.28 Agreement for the Purchase of Assets and Rights of Robey between N.
           Chr. M. Wilke and NMB-Heller N.V. and K-Swiss International Ltd., dated January 4, 1996 (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1996).
     10.29 K-Swiss Inc. Deferred Compensation Plan, Master Plan Document
           (incorporated by reference to exhibit 10.1 to the Registrant's Form
           10-Q for the quarter ended March 31, 1998).
     10.30 K-Swiss Inc. Deferred Compensation Plan, Master Trust Agreement
           (incorporated by reference to exhibit 10.2 to the Registrant's Form
           10-Q for the quarter ended March 31, 1998).

     10.31 Fifth Amendment to Credit Agreement.
     21    Subsidiaries of K-Swiss Inc.
     23    Consent of Grant Thornton LLP.
     27    Financial Data Schedule

  (d) Schedules

                                                                            Page
                                                                            ----
    Financial Statement Schedules:
     Schedule II--Valuation and Qualifying Accounts........................  47
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

                                          February 8, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                      Title                             Date
             ---------                      -----                             ----
  /s/ Steven Nichols                                                      February 8, 1999
------------------------------------
Steven Nichols                       Chairman of the Board,
                                      President and Chief
                                      Executive Officer
  /s/ George Powlick                                                      February 8, 1999
------------------------------------
George Powlick                       Vice President Finance,
                                      Chief Financial Officer,
                                      Principal Accounting
                                      Officer, Secretary and
                                      Director
  /s/ Lawrence Feldman                                                    February 8, 1999
------------------------------------
Lawrence Feldman                     Director


  /s/ Jonathan Layne                                                      February 8, 1999
------------------------------------
Jonathan Layne                       Director


  /s/ Martyn Wilford                                                      February 8, 1999
------------------------------------
Martyn Wilford                       Director

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                             (Amounts in thousands)

        Column A            Column B          Column C           Column D     Column E
        --------          ------------- --------------------- -------------- ----------
                                              Additions
                                        ---------------------
                           Balance at   Charged to Charged to Write-offs and Balance at
                          Beginning of  Costs and    Other     Deductions,      End
      Description            Period      Expenses   Accounts       Net       of Period
      -----------         ------------- ---------- ---------- -------------- ----------
Allowance for bad debts.  (1998) $  477   $   63     $ --        $   285       $  825
                          (1997)    630      420       --           (573)         477
                          (1996)    873      247       --           (490)         630
Allowance for
 inventories............  (1998) $2,627   $  537     $ --        $(1,643)      $1,521
                          (1997)  2,880    1,769       --         (2,022)       2,627
                          (1996)  1,799    2,977       --         (1,896)       2,880

                                 EXHIBIT INDEX

Number                                                     Page
------                                                     ----
10.31  Fifth Amendment to Credit Agreement                  49

21     Subsidiaries of K-Swiss Inc.                         50

23     Consent of Grant Thornton LLP.                       51

27     Financial Data Schedule                              52