Form 10-Q
period 1999-03-31
K SWISS INC
filed 1999-04-22
CIK 862480

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

                                  (Mark One)


 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
       Exchange Act of 1934
       For the period ended March 31, 1999
                         -------------------------------------------------------

                                 OR

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
   ---
       Exchange Act of 1934
       For the transition period from ________________________ to______________


                        Commission File number 0-18490
                                               -------



                                 K-SWISS INC.
_________________________________________________________________________
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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes   X    No
                                                                -----     ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at April 20, 1999:


                              Class A  7,535,548
                              Class B  3,346,556

ITEM 1.  FINANCIAL STATEMENTS
------

                                 K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)


                                                                 March 31,   December 31,
                                                                   1999          1998
                                                                ---------   ------------
                                                              (Unaudited)

                                           ASSETS

CURRENT ASSETS

 Cash and cash equivalents                                     $ 22,843       $ 37,360
 Accounts receivable, less allowance for doubtful
  accounts of $883 and $825 as of March 31,
  1999 and December 31, 1998, respectively                       66,128         26,478
 Inventories                                                     33,774         33,535
 Prepaid expenses and other                                       1,106          2,883
 Deferred taxes                                                   1,696          1,746
                                                               --------       --------
   Total current assets                                         125,547        102,002
PROPERTY, PLANT AND EQUIPMENT, net                                8,405          8,009
OTHER ASSETS
 Intangible assets                                                4,349          4,429
 Other                                                            1,731          1,025
                                                               --------       --------
                                                                  6,080          5,454
                                                               --------       --------
                                                               $140,032       $115,465
                                                               ========       ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Bank lines of credit                                          $  1,289    $    155
 Current maturities of subordinated debentures                      500         500
 Trade accounts payable                                           9,745       7,783
 Accrued income taxes                                             5,340         741
 Accrued liabilities                                             10,413       9,524
                                                               --------    --------
     Total current liabilities                                   27,287      18,703
OTHER LIABILITIES                                                 6,976       5,267
DEFERRED TAXES                                                    8,093       8,227
STOCKHOLDERS' EQUITY
 Preferred Stock-authorized 2,000,000 shares of
   $.01 par value; none issued and outstanding                        -           -
 Common Stock:
 Class A-authorized 18,000,000 shares of $.01 par value;
    10,222,648 shares issued, 7,583,716 shares outstanding
    and 2,638,932 shares held in treasury at March 31,
    1999 and 9,832,728 shares issued, 7,313,796 shares
    outstanding and 2,518,932 shares held in treasury at
    December 31, 1998                                               102          98
  Class B-authorized 10,000,000 shares of $.01 par value;
    issued and outstanding 3,346,556 shares at March 31,
    1999 and 3,426,556 at December 31, 1998                          33          34
 Additional paid-in capital                                      30,163      25,830
 Treasury stock                                                 (20,752)    (17,760)
 Retained earnings                                               88,622      75,500
 Accumulated other Comprehensive Income -
    Foreign currency translation                                   (492)       (434)
                                                               --------    --------
                                                                 97,676      83,268
                                                               --------    --------
                                                               $140,032    $115,465
                                                               ========    ========

        The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                          AND COMPREHENSIVE EARNINGS
               (Amounts in thousands, except per share amounts)

                                  (Unaudited)


                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                       ------------------------

                                                         1999            1998
                                                         ----            ----
Revenues                                               $88,577          $42,274
Cost of goods sold                                      50,202           25,128
                                                       -------          -------
  Gross profit                                          38,375           17,146
Selling, general and administrative expenses            16,625           11,613
                                                       -------          -------
  Operating profit                                      21,750            5,533
Interest income, net                                       273              433
                                                       -------          -------
   Earnings before income taxes                         22,023            5,966
Income tax expense                                       8,737            2,421
                                                       -------          -------
   NET EARNINGS                                        $13,286          $ 3,545
                                                       =======          =======

Earnings per common share (Note 3)
   Basic                                                 $1.23             $.32
                                                       =======          =======
   Diluted                                               $1.15             $.31
                                                       =======          =======

Net Earnings                                           $13,286          $ 3,545
Other comprehensive loss, net of tax -

   Foreign currency translation adjustments                (58)             (30)
                                                       -------          -------

Comprehensive net earnings                             $13,228          $ 3,515
                                                       =======          =======




       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)


                                  (Unaudited)


                                                                       THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                -------------------------
                                                                 1999                1998
                                                                 ----                ----
Net cash used in operating activities                           $(13,923)         $(6,091)
Cash flows from investing activities:
   Purchase of property, plant and equipment                        (666)          (1,370)
   Proceeds from sale of property                                      3            2,250
                                                                --------          -------
      Net cash (used in) provided by investing activities           (663)             880
Cash flows from financing activities:
   Net borrowings under bank lines of credit                       1,140              429
   Purchase of treasury stock                                     (2,992)          (2,211)
   Payment of dividends                                             (164)            (109)
   Proceeds from stock options exercised                           2,147                -
                                                                --------          -------
Net cash provided by (used in) financing activities                  131           (1,891)
Effect of exchange rate changes on cash                              (62)            ( 39)
                                                                --------          -------
            Net decrease in cash and cash equivalents            (14,517)          (7,141)
Cash and cash equivalents at beginning of period                  37,360           36,123
                                                                --------          -------
Cash and cash equivalents at end of period                      $ 22,843          $28,982
                                                                ========           =======

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
 Income tax benefit of options exercised                        $   2,186         $        5

Cash paid during the period for:
 Interest                                                       $      20         $       32
 Income taxes                                                   $      89         $       49




       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. The results of operations and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for any other interim period or the full year.
     These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998.

2. The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). In May 1998, the IRS issued its final report proposing additional taxes of an aggregate approximately $1,561,000 plus penalties and interest for these years. The Company is protesting the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993, 1995 and 1996 are currently under examination by the IRS. The IRS has issued a preliminary examination report covering the 1993 fiscal year proposing adjustments to income of approximately $3,426,000 for this year. Although no assurance can be given regarding the outcome of such examinations, the Company believes that any taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Therefore, management believes that resolution of the IRS examinations should not have a material adverse impact on the Company's financial position and results of operations.

3. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):



                                                                Three Months Ended March 31,
                                                          --------------------------------------------
                                                                 1999                  1998
                                                            ------------------    -------------------
                                                                     Per Share             Per Share
                                                            Shares    Amount      Shares    Amount
                                                            ------   ---------    ------   ---------
     Basic EPS                                              10,827       $1.23    11,047       $ .32
     Effect of Dilutive Stock Options                          714        (.08)      391        (.01)
                                                            ------   ---------    ------   ---------
     Diluted EPS                                            11,541       $1.15    11,438       $ .31
                                                            ======   =========    ======   =========

     The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:


                                                                    1999                1998
                                                            ------------------    ----------------

Options to purchase shares of common stock
  (in thousands)                                                   -                       218
Exercise prices                                                    -                  $9.00 - $11.50
Expiration dates                                                   -                  January 2000 -
                                                                                      February 2008

4. The Company's predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. The following tables summarize segment information (in thousands):


                                                                Three Months Ended March 31,
                                                          --------------------------------------------
                                                                 1999                    1998
                                                            ------------------    -------------------
     Revenues from unrelated entities:
          United States                                        $ 81,464                 $ 38,159
          Europe                                                  5,437                    3,057
          Other International                                     1,676                    1,058
                                                               --------                 --------
                                                               $ 88,577                 $ 42,274
                                                               ========                 ========
     Inter-geographic revenues:
          United States                                        $  1,428                 $    755
          Europe                                                  1,141                      602
          Other International                                     1,164                    1,296
                                                               --------                 --------
                                                               $  3,733                 $  2,653
                                                               ========                 ========
     Total revenues:
          United States                                        $ 82,892                 $ 38,914
          Europe                                                  6,578                    3,659
          Other International                                     2,840                    2,354
          Less inter-geographic revenues                         (3,733)                  (2,653)
                                                               --------                 --------
                                                               $ 88,577                 $ 42,274
                                                               ========                 ========

     Operating profit (loss):
          United States                                        $ 24,585                 $  8,213
          Europe                                                    509                     (135)
          Other International                                     1,334                      (32)
          Less corporate expenses and
             eliminations                                        (4,678)                  (2,513)
                                                               --------                 --------
                                                               $ 21,750                 $  5,533
                                                               ========                 ========

                                                              March 31,                December 31,
                                                                 1999                     1998
                                                               --------                 --------
     Identifiable assets:
          United States                                        $105,402                 $ 67,487
          Europe                                                  8,503                    6,299
          Other International                                    14,574                   15,720
          Corporate assets and
            eliminations (1)                                     11,553                   25,959
                                                               --------                 --------
                                                               $140,032                 $115,465
                                                               ========                 ========


(1) Corporate assets include cash and cash equivalents, investments and intangible assets.

ITEM 2.
------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Note Regarding Forward-Looking Statements and Analyst Reports


          "Forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission ("the S.E.C."), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "intend", "plan", "project", "will be", "will continue", "will likely result", or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions (including the current Asian economic crisis); the size and growth of the overall athletic footwear and apparel markets; the size of the Company's competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for the Company's products; the size, timing and mix of purchases of the Company's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of the Company to continue, manage or forecast its growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; year 2000 compliance issues; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

          Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts or others contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                                     ---------------
                                                     1999      1998
                                                     ----      ----
Revenues                                              100.0%   100.0%
Cost of goods sold                                     56.7     59.4
Gross profit                                           43.3     40.6
Selling, general and administrative expenses           18.8     27.5
Interest income, net                                    0.3      1.0
Earnings before income taxes                           24.8     14.1
Income tax expense                                      9.8      5.7
Net earnings                                           15.0      8.4


Revenues increased to $88,577,000 for the quarter ended March 31, 1999 from $42,274,000 for the quarter ended March 31, 1998, an increase of $46,303,000 or 109.5%. This increase resulted primarily from an increase in the volume of footwear sold to approximately 3,192,000 pair for the quarter ended March 31, 1999 from approximately 1,669,000 pair for the quarter ended March 31, 1998. Also, the average wholesale price per pair increased to $26.26 for the quarter ended March 31, 1999 from $24.56 for the quarter ended March 31, 1998. The increase in the volume of footwear sold was primarily the result of increased sales of the Classic and children's category of shoes of 98.4% and 118.3%, respectively. The average wholesale price per pair increased due to an increase in the average wholesale price per pair for all footwear categories, primarily in the Classic category of shoes.

Domestic revenues increased 112.9% to $80,987,000 for the quarter ended March 31, 1999 from $38,032,000 for the quarter ended March 31, 1998. International revenues increased 78.9% to $7,590,000 for the quarter ended March 31, 1999 from $4,242,000 for the quarter ended March 31, 1998. International revenues, as a percentage of total revenues, decreased to 8.6% for the quarter ended March 31, 1999 from 10.0% for the quarter ended March 31, 1998.

Gross profit margins, as a percentage of revenues, increased to 43.3% for the quarter ended March 31, 1999, from 40.6% for the quarter ended March 31, 1998. Gross profit margins increased primarily due to changes in the geographic and product mix of sales.

Selling, general and administrative expenses increased to $16,625,000 (18.8% of revenues) for the quarter ended March 31, 1999 from $11,613,000 (27.5% of revenues) for the quarter ended March 31, 1998, an increase of $5,012,000 or 43.2%. The increases in these expenses were primarily the result of increases in advertising costs and commissions as well as an increase in the bonus accrual for an employee incentive program.

Net interest income was $273,000 (0.3% of revenues) for the quarter ended March 31, 1999 compared to $433,000 (1.0% of revenues) for the quarter ended March 31, 1998, a decrease of $160,000 or 37.0%. This decrease in net interest income was the result of lower average balances and lower average interest rates.

The Company's effective tax rate decreased to 39.7% of earnings before income tax from 40.6% for the quarters ended March 31, 1999 and 1998, respectively.

Net earnings increased 274.8% to $13,286,000 for the quarter ended March 31, 1999 from $3,545,000 for the quarter ended March 31, 1998.

At March 31, 1999 and 1998, domestic futures orders with start ship dates from April through September 1999 and 1998 were approximately $135,066,000 and $58,748,000, respectively, an increase of 129.9%. At March 31, 1999 and 1998, international futures orders with start ship dates from April through September 1999 and 1998 were approximately $7,012,000 and $6,187,000, respectively, an increase of 13.3%. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company experienced a net cash outflow of approximately $13,923,000 and $6,091,000 from its operating activities for the quarters ended March 31, 1999 and 1998, respectively. Cash used in operations for the quarter ended March 31, 1999 increased from the quarter ended March 31, 1998 primarily due to changes in accounts receivable and accounts payable and accrued liabilities, as well as an increase in net earnings.

The Company had a net outflow of cash from its investing activities for the quarter ended March 31, 1999 primarily due to the purchase of property, plant and equipment. The Company had a net inflow of cash from its investing activities for the quarter ended March 31, 1998 due to the sale of a building, offset by the purchase of property, plant and equipment.

The Company had a net inflow of cash from its financing activities for the quarter ended March 31, 1999 primarily due to increases in net borrowings under bank lines of credit and proceeds from the exercise of stock options partially offset by the purchase of treasury stock.

In April 1998, the Company announced a new share repurchase program. The Board of Directors authorized the Company to purchase up to $20 million of its Class A Common Stock on the open market through April 2002. Such open market purchases, if any, will occur from time to time as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be good use of excess cash depending on the Company's array of alternatives. From inception under its new share repurchase program, the Company purchased 323,532 shares of Class A Common Stock at a cost totaling approximately $5,531,000. Currently, the Company has made purchases under all stock repurchase programs from August 14, 1996 through April 22, 1999 (the date of filing of this Form 10-Q) of 2,688,932 shares at an aggregate cost totaling approximately $22,241,000.

No other material capital commitments exist at March 31, 1999. Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 1999.

The Company's working capital increased $14,961,000 to $98,260,000 at March 31, 1999 from $83,299,000 at December 31, 1998.

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

To address these Year 2000 Issues with its internal systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first. Assessment and remediation are proceeding in tandem. The Company completed its year 2000 software program conversions for its critical systems during the first quarter of 1999, which encompass all major categories of systems in use by the Company, including manufacturing, sales and finance. During the second quarter of 1999, the Company will work with critical suppliers of products and services, and customers to determine that they are year 2000 capable or to monitor their progress towards year 2000 capability. Once supplier and customer capability is determined, the Company will commence work on various types of contingency planning to address potential problem areas with internal systems and with suppliers, customers, and other third parties. Nevertheless, there can be no assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems.

Costs related to the Year 2000 Issues are funded through operating cash flows. Currently, the Company has expended approximately $450,000 in remediation efforts, principally the cost of modifying the applicable code of existing software. The Company estimates remaining costs to be approximately $100,000. The Company presently believes that the total cost of achieving Year 2000 compliant systems is not expected to be material to financial condition, liquidity, or results of operations.

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

         None.

ITEM 5:  Other Information.
         -----------------

         None.

ITEM 6:  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a) Exhibits
             27 -- Financial Data Schedule.

         (b) Reports on Form 8-K
             None.

                                  SIGNATURES
                                  ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           K-Swiss Inc.



Date: April 22, 1999                       By: /S/ GEORGE POWLICK
                                              ---------------------------------
                                              George Powlick,
                                              Vice President Finance and
                                              Chief Financial Officer

                                  EXHIBIT INDEX
                                  --------------



Exhibit                                                 Page
-------                                                 ----

27   Financial Data Schedule