Form 10-Q
period 1999-06-30
K SWISS INC
filed 1999-07-22
CIK 862480

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q
                                  (Mark One)



 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
       Exchange Act of 1934
       For the period ended  June 30, 1999
                             -------------
                                      OR

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
---
       Exchange Act of 1934

       For the transition period from______________to___________________________


                        Commission File number 0-18490
                                               -------

                                 K-SWISS INC.
                                 ------------
            (Exact name of registrant as specified in its charter)

           Delaware                                              95-4265988
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

31248 Oak Crest Drive, Westlake Village, CA                         91361
-------------------------------------------                         -----
(Address of principal executive offices)                         (Zip code)

                                 818-706-5100
                                 ------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes   X    No
                                                                -----     -----



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at July 20, 1999:

                              Class A  8,236,339
                              Class B  3,018,978

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                                 K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)



                                                                    June 30,   December 31,
                                                                      1999         1998
                                                                    --------   ------------
                                                                  (Unaudited)
                        ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                          $ 45,509       $ 37,360
 Accounts receivable, less allowance for doubtful
  accounts of $1,204 and $825 as of June 30, 1999
  and December 31, 1998, respectively                                 45,885         26,478
 Inventories                                                          47,198         33,535
 Prepaid expenses and other                                            1,128          2,883
 Deferred taxes                                                        1,286          1,746
                                                                    --------       --------
   Total current assets                                              141,006        102,002
PROPERTY, PLANT AND EQUIPMENT, net                                     8,536          8,009
OTHER ASSETS
 Intangible assets                                                     4,292          4,429
 Other                                                                 1,754          1,025
                                                                    --------       --------
                                                                       6,046          5,454
                                                                    --------       --------
                                                                    $155,588       $115,465
                                                                    ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank lines of credit                                             $    318       $    155
   Current maturities of subordinated debentures                         500            500
   Trade accounts payable                                             12,844          7,783
   Accrued liabilities                                                14,207         10,265
                                                                    --------       --------
           Total current liabilities                                  27,869         18,703
OTHER LIABILITIES                                                      8,070          5,267
DEFERRED TAXES                                                         7,711          8,227
STOCKHOLDERS' EQUITY
   Preferred Stock-authorized 2,000,000 shares of
       $.01 par value; none issued and outstanding                         -              -
   Common Stock:
   Class A-authorized 18,000,000 shares of $.01 par value;
       10,995,271 shares issued, 8,276,339 shares outstanding and
       2,718,932 shares held in treasury at June 30, 1999 and
       9,832,728 shares issued, 7,313,796 shares outstanding and
       2,518,932 shares held in treasury at December 31, 1998            110             98
   Class B-authorized 10,000,000 shares of $.01 par value; issued and outstanding 3,018,978 shares at June 30, 1999 and
       3,426,556 shares at December 31, 1998                              30             34
   Additional paid-in capital                                         40,487         25,830
   Treasury stock                                                    (23,405)       (17,760)
   Retained earnings                                                  95,188         75,500
   Accumulated other Comprehensive Income -
       Foreign currency translation                                     (472)          (434)
                                                                    --------       --------
                                                                     111,938         83,268
                                                                    --------       --------
                                                                    $155,588       $115,465
                                                                    ========       ========

       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                          AND COMPREHENSIVE EARNINGS
               (Amounts in thousands, except per share amounts)

                                  (Unaudited)

                                                          SIX MONTHS           THREE MONTHS
                                                         ENDED JUNE 30,       ENDED JUNE 30,
                                                     --------------------   -----------------
                                                       1999       1998       1999      1998
                                                     --------    -------    -------   -------
Revenues                                             $155,750    $83,289    $67,173   $41,015
Cost of goods sold                                     87,082     48,543     36,880    23,415
                                                     --------    -------    -------   -------
  Gross profit                                         68,668     34,746     30,293    17,600
Selling, general and administrative
  expenses                                             36,019     25,987     19,394    14,374
                                                     --------    -------    -------   -------
  Operating profit                                     32,649      8,759     10,899     3,226
Interest income, net                                      618        899        345       466
                                                     --------    -------    -------   -------
   Earnings before income taxes                        33,267      9,658     11,244     3,692
Income tax expense                                     13,245      3,858      4,508     1,437
                                                     --------    -------    -------   -------
   NET EARNINGS                                      $ 20,022    $ 5,800    $ 6,736   $ 2,255
                                                     ========    =======    =======   =======

Earnings per common share (Note 3)
   Basic                                             $   1.83    $   .53    $   .61   $   .21
                                                     ========    =======    =======   =======
   Diluted                                           $   1.75    $   .51    $   .58   $   .20
                                                     ========    =======    =======   =======

Net earnings                                         $ 20,022    $ 5,800    $ 6,736   $ 2,255
Other comprehensive (loss) income, net of tax -
   Foreign currency translation adjustments               (38)      (122)        20       (92)
                                                     --------    -------    -------   -------
Comprehensive net earnings                           $ 19,984    $ 5,678    $ 6,756   $ 2,163
                                                     ========    =======    =======   =======




       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                  (Unaudited)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               ------------------
                                                                1999       1998
                                                               -------    -------
Net cash provided by operating activities                      $ 9,347    $ 4,475
Cash flows from investing activities:
  Proceeds from the maturity of investment securities                -      3,491
  Purchase of property, plant and equipment                     (1,101)    (3,194)
  Proceeds from sale of property                                    23      2,250
                                                               -------    -------
    Net cash (used in) provided by investing activities         (1,078)     2,547
Cash flows from financing activities:
  Net borrowings (repayments) under bank lines of credit           172       (433)
  Purchase of treasury stock                                    (5,645)    (2,832)
  Proceeds from stock options exercised                          5,731         48
  Payment of dividends                                            (334)      (218)
                                                               -------    -------
    Net cash used in financing activities                          (76)    (3,435)
Effect of exchange rate changes on cash                            (44)      (123)
                                                               -------    -------
         Net increase in cash and cash equivalents               8,149      3,464
Cash and cash equivalents at beginning of period                37,360     36,123
                                                               -------    -------
Cash and cash equivalents at end of period                     $45,509    $39,587
                                                               =======    =======

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
  Income tax benefit of options exercised                      $ 8,932    $    19
Cash paid during the period for:
  Interest                                                     $    54    $    63
  Income taxes                                                 $ 2,027    $ 2,660




       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of June 30, 1999 and the results of its operations and its cash flows for the six and three months ended June 30, 1999 and 1998. The results of operations and cash flows for the six and three months ended June 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998.


2.The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). In May 1998, the IRS issued its final report proposing additional taxes of an aggregate of approximately $1,561,000 plus penalties and interest for these years. The Company is protesting the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993, 1995 and 1996 are currently under examination by the IRS. The IRS has issued a preliminary examination report covering the 1993 fiscal year proposing adjustments to income of approximately $3,426,000 for this year. Although no assurance can be given regarding the outcome of such examinations, the Company believes that any taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Therefore, management believes that resolution of the IRS examinations should not have a material adverse impact on the Company's financial position and results of operations.


3.The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                 Six Months Ended June 30,           Three Months Ended June 30,
                                 -------------------------           ---------------------------
                                  1999              1998               1999               1998
                            ---------------    ---------------    ---------------    ---------------
                                       Per                Per                Per                Per
                                      Share              Share              Share              Share
                            Shares   Amount    Shares   Amount    Shares   Amount    Shares   Amount
                            ------   ------    ------   ------    ------   ------    ------   ------
    Basic EPS               10,970    $1.83    10,970    $ .53    11,113    $ .61    10,894    $ .21
    Effect of dilutive
     stock options             484     (.08)      450     (.02)      509     (.03)      495     (.01)
                            ------   ------    ------   ------    ------   ------    ------   ------
    Diluted EPS             11,454    $1.75    11,420    $ .51    11,622    $ .58    11,389    $ .20
                            ======   ======    ======   ======    ======   ======    ======   ======


  The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                       Six Months       Three Months
                                     Ended June 30,    Ended June 30,
                                     ---------------   ---------------
                                          1998              1998
                                     ---------------   ---------------
Options to purchase shares
 of common stock (in thousands)            121               121
Exercise prices                      $10.63 - $11.50   $10.63 - $11.50
Expiration dates                      August 2001 -     August 2001 -
                                      February 2005     February 2005

4.The Company's predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. The following tables summarize segment information (in thousands):

                                             SIX MONTHS              THREE MONTHS
                                           ENDED JUNE 30,            ENDED JUNE 30,
                                        --------------------     -----------------------
                                          1999         1998        1999           1998
                                        --------     -------     -------        --------
Revenues from unrelated entities:
 United States                          $144,762     $75,205     $63,298        $ 37,046
 Europe                                    7,267       5,626       1,830           2,569
 Other International                       3,721       2,458       2,045           1,400
                                        --------     -------     -------        --------
                                        $155,750     $83,289     $67,173        $ 41,015
                                        ========     =======     =======        ========
Inter-geographic revenues:
 United States                          $  2,445     $ 1,424     $ 1,017        $    669
 Europe                                    1,803       1,297         662             695
 Other International                       2,664       2,031       1,500             735
                                        --------     -------     -------        --------
                                        $  6,912     $ 4,752     $ 3,179        $  2,099
                                        ========     =======     =======        ========
Total revenues:
 United States                          $147,207     $76,629     $64,315        $ 37,715
 Europe                                    9,070       6,923       2,492           3,264
 Other International                       6,385       4,489       3,545           2,135
 Less inter-geographic revenues           (6,912)     (4,752)     (3,179)         (2,099)
                                        --------     -------     -------        --------
                                        $155,750     $83,289     $67,173        $ 41,015
                                        ========     =======     =======        ========
Operating profit (loss):
 United States                          $ 36,599     $13,432     $12,014        $  5,219
 Europe                                      (46)       (375)       (555)           (240)
 Other International                       2,776         207       1,442             239
 Less corporate expenses and
  Eliminations                            (6,680)     (4,505)     (2,002)         (1,992)
                                        --------     -------     -------        --------
                                        $ 32,649     $ 8,759     $10,899        $  3,226
                                        ========     =======     =======        ========

                                         June 30,                              December 31,
                                           1999                                   1998
                                        ---------                               ---------
Identifiable assets:
 United States                          $101,114                                $ 67,487
 Europe                                    8,227                                   6,299
 Other International                      15,828                                  15,720
 Corporate assets and
  eliminations (1)                        30,419                                  25,959
                                        --------                                --------
                                       $ 155,588                                $115,465
                                       =========                                ========




(1) Corporate assets include cash and cash equivalents, investments and intangible assets.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Note Regarding Forward-Looking Statements and Analyst Reports

     "Forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission ("the S.E.C."), press releases, conferences or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "intend", "plan", "project", "will be", "will continue", "will likely result", or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions (including the current Asian economic crisis); the size and growth of the overall athletic footwear and apparel markets; the size of the Company's competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for the Company's products; the size, timing and mix of purchases of the Company's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of the Company to continue, manage or forecast its growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; year 2000 compliance issues; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

     The Company operates in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination or factors, may cause results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

                                           SIX MONTHS      THREE MONTHS
                                         ENDED JUNE 30     ENDED JUNE 30,
                                         --------------    --------------
                                         1999     1998     1999     1998
                                         -----    -----    -----    -----
Revenues                                 100.0%   100.0%   100.0%   100.0%
Cost of goods sold                        55.9     58.3     54.9     57.1
Gross profit                              44.1     41.7     45.1     42.9
Selling, general and administrative
  expenses                                23.1     31.2     28.9     35.0
Interest income, net                       0.4      1.1      0.5      1.1
Earnings before income taxes              21.4     11.6     16.7      9.0
Income tax expense                         8.5      4.6      6.7      3.5
Net earnings                              12.9      7.0     10.0      5.5

Revenues increased to $67,173,000 for the quarter ended June 30, 1999 from $41,015,000 for the quarter ended June 30, 1998, an increase of $26,158,000 or 63.8%. Revenues increased to $155,750,000 for the six months ended June 30, 1999 from $83,289,000 for the six months ended June 30, 1998, an increase of $72,461,000 or 87.0%. The increases for the quarter and six months ended June 30, 1999 were the result of an increase in the volume of footwear sold and higher average wholesale prices per pair. The volume of footwear sold increased to 2,540,000 and 5,732,000 pair for the quarter and six months ended June 30, 1999 from 1,619,000 and 3,288,000 pair for the quarter and six months ended June 30, 1998. The increase in the volume of footwear sold for the quarter ended June 30, 1999 was primarily the result of increased sales of the Classic and children's categories of shoes of 63.3% and 49.0%, respectively. The average wholesale price per pair increased to $25.39 and $25.87 for the quarter and six months ended June 30, 1999 from $23.94 and $24.25 for the quarter and six months ended June 30, 1998, increases of 6.1% and 6.7%, respectively. The increase in the average wholesale price per pair for the quarter and six months ended June 30, 1999, is primarily attributable to the introduction of new styles in the Classic category at higher average wholesale prices.

Domestic revenues increased 71.3% to $62,913,000 for the quarter ended June 30, 1999 from $36,717,000 for the quarter ended June 30, 1998. Domestic revenues increased 92.5% to $143,900,000 for the six months ended June 30, 1999 from $74,749,000 for the six months ended June 30, 1998. International revenues decreased to $4,260,000 for the quarter ended June 30, 1999 from $4,298,000 for the quarter ended June 30, 1998. International revenues increased 38.8% to $11,850,000 for the six months ended June 30, 1999 from $8,540,000 for the six months ended June 30, 1998. The increase in international revenues for the six months ended June 30, 1999 was due to increases in most of the Company's international markets. International revenues, as a percentage of total revenues, decreased to 6.3% and 7.6% for the quarter and six months ended June 30, 1999 as compared with 10.5% and 10.3% for the quarter and six months ended June 30, 1998.

Gross profit margins, as a percentage of revenues, increased to 45.1% for the quarter ended June 30, 1999, from 42.9% for the quarter ended June 30, 1998. Gross profit margins, as a percentage of revenues, increased to 44.1% from 41.7% for the six months ended June 30, 1999 and 1998, respectively. Gross profit margins increased primarily due to changes in the geographic and product mix of sales as well as operating efficiencies in the Company's sourcing operations due to higher contract manufacturing volume.

Selling, general and administrative expenses increased to $19,394,000 (28.9% of revenues) and $36,019,000 (23.1% of revenues) for the quarter and six months ended June 30, 1999, respectively, from $14,374,000 (35.0% of revenues) and $25,987,000 (31.2% of revenues) for the quarter and six months ended June 30, 1998, respectively, increases of $5,020,000 and $10,032,000 or 34.9% and 38.6%, respectively. The increases in these expenses for the quarter and six months ended June 30, 1999 were the result of increases in advertising costs, salaries and commissions as well as an increase in the expenses related to the provision for bad debts.

Net interest income was $345,000 (0.5% of revenues) and $618,000 (0.4% of revenues) for the quarter and six months ended June 30, 1999, respectively, compared to $466,000 (1.1% of revenues) and $899,000 (1.1% of revenues) for the quarter and six months ended June 30, 1998, respectively, decreases of $121,000 and $281,000, respectively. The decrease in net interest income was primarily due to lower average balances and rates for the quarter and six months ended June 30, 1999 as compared to the quarter and six months ended June 30, 1998.

The Company's effective tax rate decreased to 39.8% of earnings before income tax from 39.9% for the six months ended June 30, 1999 and 1998, respectively. The $8,932,000 income tax benefit of options exercised for the six months ended June 30, 1999 was credited to additional paid-in capital and therefore did not impact the effective tax rate.

Net earnings increased 198.7% to $6,736,000 for the quarter ended June 30, 1999 from $2,255,000 for the quarter ended June 30, 1998. Net earnings increased 245.2% to $20,022,000 for the six months ended June 30, 1999 from $5,800,000 for the six months ended June 30, 1998.

At June 30, 1999 and 1998, domestic futures orders with start ship dates from July through December 1999 and 1998 were approximately $115,313,000 and $54,527,000, respectively, an increase of 111.5%. At June 30, 1999 and 1998, international futures orders with start ship dates from July through December 1999 and 1998 were approximately $6,514,000 and $5,349,000, respectively, an increase of 21.8%. At June 30, 1999 and 1998 total futures orders with start ship dates from July through December 1999 and 1998 were approximately $121,827,000 and $59,876,000, respectively, an increase of 103.5%. The 103.5%
increase in total futures orders is comprised of a 131.0% increase in the third quarter futures orders and a 70.5% increase in the fourth quarter futures orders. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company generated cash of $9,347,000 and $4,475,000 from its operating activities during the six months ended June 30, 1999 and 1998, respectively. Cash provided by operations for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 varied primarily due to changes in net earnings, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and accrued liabilities.

The Company had a net outflow of cash from its investing activities for the six months ended June 30, 1999 due to the purchase of property, plant and equipment. The Company had a net inflow of cash from its investing activities for the six months ended June 30, 1998 due to proceeds from the maturity of investment securities and proceeds from the sale of property partially offset by the purchase of property, plant and equipment.

The Company had a net outflow of cash from its financing activities for the six months ended June 30, 1999 primarily due to the purchase of treasury stock and payment of dividends, partially offset by proceeds from the exercise of stock options.

In April 1998, the Company announced a new share repurchase program. The Board of Directors authorized the Company to purchase up to $20 million of its Class A Common Stock on the open market through April 2002. Such open market purchases, if any, will occur from time to time as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. From inception under its new share repurchase program, the Company purchased 443,532 shares of Class A Common Stock at a cost totaling approximately $9,981,000. Currently, the Company has made purchases under all stock repurchase programs from August 14, 1996 through July 22, 1999 (the date of filing of this Form 10-
Q) of 2,758,932 shares at an aggregate cost totaling approximately $25,202,000.

No material capital commitments exist at June 30, 1999. Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 1999.

The Company's working capital increased $29,838,000 to $113,137,000 at June 30,1999 from $83,299,000 at December 31, 1998.

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

To address these year 2000 Issues with its internal systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first. Assessment and remediation are proceeding in tandem. The Company completed its year 2000 software program conversions for its critical systems during the first quarter of 1999, which encompass all major categories of systems in use by the Company, including manufacturing, sales and finance. During the second quarter of 1999, the Company worked with critical suppliers of products and services and customers to determine that they are year 2000 capable or to monitor their progress towards year 2000 capability. Once supplier and customer capability is determined, the Company will commence work on various types of contingency planning to address potential problem areas with internal systems and with suppliers, customers, and other third parties. Nevertheless, there can be no assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems.

Costs related to the year 2000 Issues are funded through operating cash flows. Currently, the Company has expended approximately $470,000 in remediation efforts, principally the cost of modifying the applicable code of existing software. The Company estimates remaining costs to be minimal. The Company presently believes that the total cost of achieving Year 2000 compliant systems is not expected to be material to financial condition, liquidity, or results of operations.

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

         None.

ITEM 3:  Defaults Upon Senior Securities.
         -------------------------------

         None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         (a) The Annual Meeting of Stockholders was held May 20, 1999.

         (b) The following directors were elected to serve until the 2000 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

             Class A Directors   Class B Directors
             -----------------   -----------------

             Jonathan K. Layne   Steven Nichols
             Martyn Wilford      George Powlick
                                 Lawrence Feldman

         (c) Of the 6,192,631 shares of Class A Common Stock represented at the meeting, the Class A Directors named in (b) above were elected by the following votes:

                                           No. Of Votes Received
                                    -----------------------------------
                   Name                For           Withheld Authority
             -----------------      ---------        ------------------
             Jonathan K. Layne      5,676,223              516,408
             Martyn Wilford         5,729,905              462,726


             Of the 3,209,452 shares of Class B Common Stock represented at the meeting, the Class B Directors named in (b) above were elected by the following votes:

                                           No. Of Votes Received
                                    -----------------------------------
                   Name                For           Withheld Authority
             -----------------     ----------        ------------------

             Steven Nichols        32,094,520                -
             George Powlick        32,094,520                -
             Lawrence Feldman      32,094,520                -


         (d) At the Annual Meeting, the Company's stockholders adopted, approved and ratified the Company's 1999 Stock Incentive Plan. The number of votes cast for and against such proposal were as follows:

                            No. Of Votes Received
                             Class A and Class B
                            ---------------------
         In Favor                 33,908,576
         Opposed                   2,366,235
         Abstain                     321,074

ITEM 5:  Other Information.
         -----------------

         None.

ITEM 6:  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)  Exhibits

              27  -  Financial Data Schedule

         (b)  Reports on Form 8-K
              There were no reports filed on Form 8-K during the second quarter of 1999.

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


                                         K-Swiss Inc.



                                          By:  /s/ George Powlick
                                               --------------------------
                                               George Powlick,
                                               Vice President Finance and
                                               Chief Financial Officer

Date:  July 21, 1999

        EXHIBIT INDEX
        -------------

Exhibit                                                                Page
-------                                                                ----
10.1               K-Swiss Inc. 1999 Stock Incentive Plan
                      (incorporated by reference to Exhibit 4.1 of the Registrant's Form S-8 Registration
                      Statement #333-79641)

27                 Financial Data Schedule                               15