Form 10-Q
period 1999-09-30
K SWISS INC
filed 1999-10-21
CIK 862480

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  (Mark One)

 X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
      Exchange Act of 1934 For the period ended September 30, 1999
                                                --------------------------------
                                      OR

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from___________ to_________


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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at October 20, 1999:

                            Class A           7,777,223
                            Class B           3,013,978

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------

                                 K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                                          September 30,        December 31,
                                                                               1999                1998
                                                                          --------------       -------------
                                                                            (Unaudited)
                                      ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                     $ 55,674            $ 37,360
 Accounts receivable, less allowance for doubtful
  accounts of $1,279 and $825 as of September 30, 1999
  and December 31, 1998, respectively                                            34,153              26,478
 Inventories                                                                     40,417              33,535
 Prepaid expenses and other                                                       4,116               2,883
 Deferred taxes                                                                   1,931               1,746
                                                                               --------            --------
   Total current assets                                                         136,291             102,002
PROPERTY, PLANT AND EQUIPMENT, net                                                8,855               8,009
OTHER ASSETS
 Intangible assets                                                                4,235               4,429
 Other                                                                            1,769               1,025
                                                                               --------            --------
                                                                                  6,004               5,454
                                                                               --------            --------
                                                                               $151,150            $115,465
                                                                               ========            ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Bank lines of credit                                                          $  1,974            $    155
 Current maturities of subordinated debentures                                      500                 500
 Trade accounts payable                                                           4,705               7,783
 Accrued liabilities                                                             12,698              10,265
                                                                               --------            --------
   Total current liabilities                                                     19,877              18,703
OTHER LIABILITIES                                                                10,441               5,267
DEFERRED TAXES                                                                    6,941               8,227
STOCKHOLDERS' EQUITY
 Preferred Stock-authorized 2,000,000 shares of
  $.01 par value; none issued and outstanding                                         -                   -
 Common Stock:
 Class A-authorized 18,000,000 shares of $.01 par value;
  11,006,155 shares issued, 8,087,223 shares outstanding and
  2,918,932 shares held in treasury at September 30, 1999 and
  9,832,728 shares issued, 7,313,796 shares outstanding and
  2,518,932 shares held in treasury at December 31, 1998                            110                  98
 Class B-authorized 10,000,000 shares of $.01 par value; issued and outstanding 3,013,978 shares at September 30, 1999 and
  3,426,556 shares at December 31, 1998                                              30                  34
 Additional paid-in capital                                                      40,607              25,830
 Treasury stock                                                                 (30,749)            (17,760)
 Retained earnings                                                              104,358              75,500
 Accumulated other Comprehensive Income -
  Foreign currency translation                                                     (465)               (434)
                                                                               --------            --------
                                                                                113,891              83,268
                                                                               --------            --------
                                                                               $151,150            $115,465
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

                                  K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS
                (Amounts in thousands, except per share amounts)

                                  (Unaudited)

                                                                NINE MONTHS                      THREE MONTHS
                                                             ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                          -------------------------       ---------------------------
                                                             1999            1998              1999           1998
                                                             ----            ----              ----           ----
Revenues                                                   $235,884        $121,501          $80,134         $38,212
Cost of goods sold                                          132,707          69,149           45,625          20,606
                                                           --------        --------          -------         -------
  Gross profit                                              103,177          52,352           34,509          17,606
Selling, general and administrative
  expenses                                                   55,462          39,266           19,443          13,279
                                                           --------        --------          -------         -------
  Operating profit                                           47,715          13,086           15,066           4,327
Interest income, net                                          1,101           1,471              483             572
                                                           --------        --------          -------         -------
   Earnings before income taxes                              48,816          14,557           15,549           4,899
Income tax expense                                           19,457           5,726            6,212           1,868
                                                           --------        --------          -------         -------
   NET EARNINGS                                            $ 29,359        $  8,831          $ 9,337         $ 3,031
                                                           ========        ========          =======         =======

Earnings per common share (Note 3)
   Basic                                                   $   2.66        $    .81          $   .84         $   .28
                                                           ========        ========          =======         =======
   Diluted                                                 $   2.55        $    .77          $   .80         $   .26
                                                           ========        ========          =======         =======

Net earnings                                               $ 29,359        $  8,831          $ 9,337         $ 3,031
Other comprehensive (loss) income, net of tax -
   Foreign currency translation adjustments                     (31)           (142)               7             (20)
                                                           --------        --------          -------         -------
Comprehensive net earnings                                 $ 29,328        $  8,689          $ 9,344         $ 3,011
                                                           ========        ========          =======         =======


       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                  (Unaudited)


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          ----------------------

                                                                              1999          1998
                                                                          --------       -------
Net cash provided by operating activities                                 $ 25,888       $12,093
Cash flows from investing activities:
  Proceeds from the maturity of investment securities                            -         5,995
  Purchase of property, plant and equipment                                 (1,686)       (5,159)
  Proceeds from sale of property                                                16         2,267
                                                                          --------       -------
    Net cash (used in) provided by investing activities                     (1,670)        3,103
Cash flows from financing activities:
  Net borrowings (repayments) under bank lines of credit                     1,827          (640)
  Purchase of treasury stock                                               (12,989)       (3,371)
  Proceeds from stock options exercised                                      5,785            83
  Payment of dividends                                                        (501)         (326)
                                                                          --------       -------
    Net cash used in financing activities                                   (5,878)       (4,254)
Effect of exchange rate changes on cash                                        (26)         (137)
                                                                          --------       -------
         Net increase in cash and cash equivalents                          18,314        10,805
Cash and cash equivalents at beginning of period                            37,360        36,123
                                                                          --------       -------
Cash and cash equivalents at end of period                                $ 55,674       $46,928
                                                                          ========       =======

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
  Income tax benefit of options exercised                                 $  9,000       $    50

Cash paid during the period for:
  Interest                                                                $     71       $    76
  Income taxes                                                            $ 12,968       $ 6,901

       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of September 30, 1999 and the results of its operations and its cash flows for the nine and three months ended September 30, 1999 and 1998. The results of operations and cash flows for the nine and three months ended September 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998.

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

3. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                  Nine Months Ended September 30,            Three Months Ended September 30,
                                 ---------------------------------          ----------------------------------
                                      1999                1998                    1999               1998
                                 ---------------  ----------------          ----------------   ---------------

                                           Per                 Per                      Per                Per
                                          Share               Share                    Share              Share
                                 Shares   Amount    Shares   Amount         Shares    Amount     Shares   Amount
                                 ------   ------    ------   -------        -------   -------    ------   ------
         Basic EPS               11,036   $ 2.66    10,939   $   .81         11,164    $  .84    10,877   $  .28
         Effect of dilutive
            stock options           493    ( .11)      494      (.04)           521      (.04)      603     (.02)
                                 ------   ------    ------   -------         ------    ------    ------   ------
         Diluted EPS             11,529   $ 2.55    11,433   $   .77         11,685    $  .80    11,480   $  .26
                                 ======   ======    ======   =======         ======    ======    ======   ======

            The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                                    Nine Months                         Three Months
                                                Ended September 30,                  Ended September 30,
                                                -------------------                  -------------------
                                                       1999                                 1999
                                                   -------------                       --------------
         Options to purchase shares
           of common stock (in thousands)               1                                     1
         Exercise price                              $47.38                                $47.38
         Expiration date                             May 2009                              May 2009

     The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                               Nine Months              Three Months
                                            Ended September 30,      Ended September 30,
                                            -------------------      -------------------
                                                     1998                     1998
                                                 -------------           -------------
      Options to purchase shares
        of common stock (in thousands)                121                       -
      Exercise prices                           $10.63 - $ 11.50                -
      Expiration dates                              August 2001 -               -
                                                    November 2004

4. The Company's predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. Certain reclassifications have been made in the 1999 and 1998 presentations. The following tables summarize segment information (in thousands):

                                                      NINE MONTHS                        THREE MONTHS
                                                  ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                  -------------------                 -------------------

                                                   1999            1998               1999           1998
                                                   ----            ----               ----           ----
Revenues from unrelated entities:
       United States                            $  218,245     $  108,618          $  74,078      $  33,820
       Europe                                       10,545          8,378              3,278          2,752
       Other International                           7,094          4,505              2,778          1,640
                                                  --------       --------            -------        -------
                                                $  235,884     $  121,501          $  80,134      $  38,212
                                                  ========       ========            =======        =======
Inter-geographic revenues:
       United States                            $    1,950     $    1,340          $     818      $     512
       Europe                                           21             18                 18             11
       Other International                           2,909          2,756                245            725
                                                  --------       --------            -------        -------
                                                $    4,880     $    4,114          $   1,081      $   1,248
                                                  ========       ========            =======        =======
Total revenues:
       United States                            $  220,195     $  109,958          $  74,896      $  34,332
       Europe                                       10,566          8,396              3,296          2,763
       Other International                          10,003          7,261              3,023          2,365
       Less inter-geographic revenues               (4,880)        (4,114)            (1,081)        (1,248)
                                                  --------       --------            -------        -------
                                                $  235,884     $  121,501          $  80,134      $  38,212
                                                  ========       ========            =======        =======
Operating profit (loss):
       United States                            $   53,677     $   19,691          $  17,120      $   6,163
       Europe                                         (752)          (607)              (706)          (232)
       Other International                           3,305            199                487             88
       Less corporate expenses and
        eliminations                                (8,515)        (6,197)            (1,835)        (1,692)
                                                  --------       --------            -------        -------
                                                $   47,715     $   13,086          $  15,066      $   4,327
                                                  ========       ========            =======        =======


                                                                              September 30,           December 31,
                                                                                  1999                   1998
                                                                                  ----                   ----
Identifiable assets:
       United States                                                          $   86,005              $  67,487
       Europe                                                                      6,937                  6,299
       Other International                                                        14,413                 15,720
       Corporate assets and
        eliminations (1)                                                          43,795                 25,959
                                                                                --------                -------
                                                                              $  151,150              $ 115,465
                                                                                ========                =======

(1) Corporate assets include cash and cash equivalents, investments and intangible assets.

ITEM 2                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements and Analyst Reports

          "Forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission ("the S.E.C."), press releases, conferences or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "intend", "plan", "project", "will be", "will continue", "will likely result", or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions (including the current Asian economic situation)the size and growth of the overall athletic footwear and apparel markets; the size of the Company's competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of the Company's new training shoe line; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for the Company's products; the size, timing and mix of purchases of the Company's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of the Company to continue, manage or forecast its growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; year 2000 compliance issues; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

          The Company operates in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

                                                NINE MONTHS                  THREE MONTHS
                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                             -------------------          --------------------
                                                1999       1998               1999       1998
                                                ----       ----               ----       ----
Revenues                                       100.0%     100.0%             100.0%     100.0%
Cost of goods sold                              56.3       56.9               56.9       53.9
Gross profit                                    43.7       43.1               43.1       46.1
Selling, general and administrative
  Expenses                                      23.5       32.3               24.3       34.8
Interest income, net                             0.5        1.2                0.6        1.5
Earnings before income taxes                    20.7       12.0               19.4       12.8
Income tax expense                               8.3        4.7                7.7        4.9
Net earnings                                    12.4        7.3               11.7        7.9

Revenues increased to $80,134,000 for the quarter ended September 30, 1999 from $38,212,000 for the quarter ended September 30, 1998, an increase of $41,922,000 or 109.7%. Revenues increased to $235,884,000 for the nine months ended September 30, 1999 from $121,501,000 for the nine months ended September 30, 1998, an increase of $114,383,000 or 94.1%. The increases for the quarter and nine months ended September 30, 1999 were the result of an increase in the volume of footwear sold and higher average wholesale prices per pair. The volume of footwear sold increased to 2,897,000 and 8,629,000 pair for the quarter and nine months ended September 30, 1999 from 1,472,000 and 4,760,000 pair for the quarter and nine months ended September 30, 1998. The increase in the volume of footwear sold for the quarter ended September 30, 1999 was primarily the result of increased sales of the Classic and children's categories of shoes of 118.6% and 89.4%, respectively. The average wholesale price per pair increased to $26.77 and $26.18 for the quarter and nine months ended September 30, 1999 from $24.93 and $24.46 for the quarter and nine months ended September 30, 1998, increases of 7.4% and 7.0%, respectively. The increase in the average wholesale price per pair for the quarter and nine months ended September 30, 1999, is primarily attributable to the introduction of new styles in the Classic and children's category at higher average wholesale prices.

Domestic revenues increased 119.8% to $74,014,000 for the quarter ended September 30, 1999 from $33,674,000 for the quarter ended September 30, 1998. Domestic revenues increased 101.0% to $217,914,000 for the nine months ended September 30, 1999 from $108,423,000 for the nine months ended September 30, 1998. International revenues increased 34.9% to $6,120,000 for the quarter ended September 30, 1999 from $4,538,000 for the quarter ended September 30, 1998. International revenues increased 37.4% to $17,970,000 for the nine months ended September 30, 1999 from $13,078,000 for the nine months ended September 30, 1998. The increase in international revenues for the nine months ended September 30, 1999 was due to increases in most of the Company's international markets. International revenues, as a percentage of total revenues, decreased to 7.6% for the quarter and nine months ended September 30, 1999 as compared with 11.9% and 10.8% for the quarter and nine months ended September 30, 1998.

Gross profit margins, as a percentage of revenues, decreased to 43.1% for the quarter ended September 30, 1999, from 46.1% for the quarter ended September 30, 1998. Gross profit margins, as a percentage of revenues, increased to 43.7% from 43.1% for the nine months ended September 30, 1999 and 1998, respectively. Gross profit margins, for the three and nine months ended September 30, 1999, fluctuated primarily due to changes in the product mix of sales.

Selling, general and administrative expenses increased to $19,443,000 (24.3% of revenues) and $55,462,000 (23.5% of revenues) for the quarter and nine months ended September 30, 1999, respectively, from $13,279,000 (34.8% of revenues) and $39,266,000 (32.3% of revenues) for the quarter and nine months ended September 30, 1998, respectively, increases of $6,164,000 and $16,196,000 or 46.4% and
41.3%, respectively. The increases in these expenses for the quarter and nine months ended September 30, 1999 were the result of increases in advertising costs, salaries and commissions as well as an increase in the bonus accrual for an employee incentive program. The decreases in these expenses as a percentage of revenues for the quarter and nine months ended September 30, 1999 were the result of increases in the revenues for the quarter and nine months ended September 30, 1999 at a faster rate than the increase in the selling, general and administrative expenses during the same time periods.

Net interest income was $483,000 (0.6% of revenues) and $1,101,000 (0.5% of revenues) for the quarter and nine months ended September 30, 1999, respectively, compared to $572,000 (1.5% of revenues) and $1,471,000 (1.2% of revenues) for the quarter and nine months ended September 30, 1998, respectively, decreases of $89,000 and $370,000, respectively. The decrease in net interest income was primarily due to lower average balances and rates for the quarter and nine months ended September 30, 1999 as compared to the quarter and nine months ended September 30, 1998.

The Company's effective tax rate increased to 39.9% of earnings before income tax from 39.3% for the nine months ended September 30, 1999 and 1998, respectively. The $9,000,000 income tax benefit of options exercised for the nine months ended September 30, 1999 was credited to additional paid-in capital and therefore did not impact the effective tax rate.

Net earnings increased 208.1% to $9,337,000 for the quarter ended September 30, 1999 from $3,031,000 for the quarter ended September 30, 1998. Net earnings increased 232.5% to $29,359,000 for the nine months ended September 30, 1999 from $8,831,000 for the nine months ended September 30, 1998.

At September 30, 1999 and 1998, domestic futures orders with start ship dates from October 1999 and 1998 through March 2000 and 1999 were approximately $105,054,000 and $106,176,000, respectively, a decrease of 1.1%. At September 30, 1999 and 1998, international futures orders with start ship dates from October 1999 and 1998 through March 2000 and 1999 were approximately $8,073,000 and $7,578,000, respectively, an increase of 6.5%. At September 30, 1999 and 1998 total futures orders with start ship dates from October 1999 and 1998 through March 2000 and 1999 were approximately $113,127,000 and $113,754,000, respectively, a decrease of 0.6%. The 0.6% decrease in total futures orders is comprised of a 44.5% increase in the fourth quarter 1999 futures orders and a 21.4% decrease in the first quarter 2000 futures orders. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company generated cash of $25,888,000 and $12,093,000 from its operating activities during the nine months ended September 30, 1999 and 1998, respectively. Cash provided by operations for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 varied primarily due to changes in net earnings, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and accrued liabilities.

The Company had a net outflow of cash from its investing activities for the nine months ended September 30, 1999 due to the purchase of property, plant and equipment. The Company had a net inflow of cash from its investing activities for the nine months ended September 30, 1998 due to proceeds from the maturity of investment securities, partially offset by net purchases of property, plant and equipment.

The Company had a net outflow of cash from its financing activities for the nine months ended September 30, 1999 primarily due to the purchase of treasury stock, partially offset by proceeds from the exercise of stock options.

On October 8, 1999, the Company announced the completion of its April 1998 $20 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2003 up to an additional $25 million of its Class A Common Stock from time to time on the open market. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchases under all stock repurchase programs from August 1996 through October 21, 1999 (the date of filing of this Form 10-Q) of 3,228,932 shares at an aggregate cost totaling approximately $36,116,000.

The Company maintains an agreement with a bank whereby the Company may borrow, in the form of a secured revolving credit facility, up to $30,000,000. This facility currently expires in July 2001. Substantially all of the Company's assets (other than real estate) are pledged as security for this facility.
The credit facility provides for interest to be paid at the prime rate less
3/4% or, at the Company's discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility. The Company must meet certain restrictive financial convenants as agreed upon in the facility.

The Company's European offices have agreements with the bank whereby they can borrow up to $4,500,000 in the form of secured revolving credit facilities. These facilities are made available until terminated by either party .

No material capital commitments exist at September 30, 1999. Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 1999.

The Company's working capital increased $33,115,000 to $116,414,000 at September 30, 1999 from $83,299,000 at December 31, 1998.

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

To address these year 2000 Issues with its internal systems, the Company has initiated a comprehensive program which is designed to deal with the most critical systems first. Assessment and remediation are proceeding in tandem. The Company completed its year 2000 software program conversions for its critical systems during the first quarter of 1999, which encompass all major categories of systems in use by the Company, including manufacturing, sales and finance. During the second and third quarters of 1999, the Company worked with critical suppliers of products and services and customers to determine whether they are year 2000 capable and to monitor their progress towards year 2000 capability. Once supplier and customer capability is determined, the Company will commence work on various types of contingency planning to address potential problem areas with internal systems and with suppliers, customers, and other third parties. Nevertheless, there can be no assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems.

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

         (b)   Reports on Form 8-K
               There were no reports filed on Form 8-K during the third quarter of 1999; however, the Company did file a Current Report on form 8-K on October 8, 1999 relating to the issuance by the Company of a press release announcing the completion of its April 1998 $20 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2003 up to an additional $25 million of its Class A Common Stock from time to time on the open market.

                                  SIGNATURES
                                  ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         K-Swiss Inc.


Date: October 20, 1999                    By: /s/ George Powlick
                                              -------------------------
                                              George Powlick,
                                              Vice President Finance and
                                              Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                                  Page
-------                                                                  ----

27           Financial Data Schedule                                      14