Form 10-K405
period 1999-12-31
K SWISS INC
filed 2000-02-10
CIK 862480

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  [X]               OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from  to
                        Commission File Number 0-18490

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

  The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the Registrant on February 1, 2000 based on the closing price of the Class A Common Stock on the NASDAQ National Market on such date was $93,101,200.

  The number of shares of the Registrant's Class A Common Stock outstanding at February 1, 2000 was 7,677,223 shares. The number of shares of the Registrant's Class B Common Stock outstanding at February 1, 2000 was 3,013,978 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the Registrant's 2000 Annual Stockholders Meeting are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  K.SWISS INC.

                      INDEX TO ANNUAL REPORT ON FORM 1O-K

                  For The Fiscal Year Ended December 31, 1999

            Caption                                                        Page
            -------                                                        ----
 PART I
 Item 1.    Business....................................................     3

 Item 2.    Properties..................................................    10

 Item 3.    Legal Proceedings...........................................    10

 Item 4.    Submission of Matters to a Vote of Security Holders.........    10

 Item 4(a). Executive Officers of the Registrant........................    11

 PART II
 Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    13

 Item 6.    Selected Financial Data.....................................    14

 Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    15

 Item 8.    Financial Statements and Supplementary Data.................    21

 Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    40




 PART III
 Item 10.   Directors and Executive Officers of the Registrant..........    41

 Item 11.   Executive Compensation......................................    41

 Item 12.   Security Ownership of Certain Beneficial Owners and
            Management..................................................    41

 Item 13.   Certain Relationships and Related Transactions..............    41

 PART IV
 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................    42

                                    PART I

Item 1. Business

Company History and General Strategy

  K-Swiss Inc. designs, develops and markets a growing array of athletic footwear for high performance sports use, fitness activities and casual wear. The Company was founded in 1966 by two Swiss brothers, who introduced one of the first leather tennis shoes in the United States. The shoe, the K-Swiss "Classic", has remained relatively unchanged from its original design, and accounts for a significant portion of the Company's sales. The Classic has evolved from a high-performance shoe into a casual, lifestyle shoe. The Company has emphasized in its marketing the commitment to produce products of high quality and enduring style. The Company plans to continue to emphasize the high quality and classic design of its products as it introduces new models of athletic footwear.

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

  The Company's product strategy is two pronged. The first combines classic styling with high quality components and technical features designed to meet performance requirements of specific sports. The Company endeavors to use classic styling to reduce the impact of changes in consumer preferences and believes that this strategy leads to longer product life cycles than are typical of the products of certain of its competitors. Management believes that long product life cycles reduce total markdowns over the life of the products, thereby enhancing their attractiveness to retailers. This strategy also enables the Company to maintain inventory with less risk of obsolescence than is typical of more fashion-oriented products. The second product strategy uses fashion-oriented footwear sold principally on a futures only basis usually with little or no planned inventory position taken on these products. This strategy allows the Company to take advantage of trends in the marketplace that it identifies while attempting to minimize the risk generally associated with this type of product.

  The Company sells its products in the United States through independent sales representatives primarily to specialty athletic footwear stores, pro shops, sporting good stores and department stores. The Company also sells its products to a number of foreign distributors. The Company now has sales offices or distributors throughout the world. In 1992, the Company established sales offices and now has appointed exclusive distributors in much of Europe. The Company believes that its overseas sales offices and foreign distributors provide an opportunity for future growth.

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

Products

  The following table summarizes the K-Swiss product lines and sets forth the approximate contribution to revenues (in dollars and as a percentage of revenues) attributable to each footwear category for the periods indicated. All footwear categories come in both men's (approximately 44% of 1999 revenues) and women's (approximately 29% of 1999 revenues). Most styles within each footwear category are offered in men's, women's and children's.

                                                    Revenues (1)
                                       ----------------------------------------
                                              Year Ended December 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
   Product Category                       $      %      $      %      $      %
   ----------------                    -------- ---  -------- ---  -------- ---
                                           (Dollar amounts in thousands)
   Classic............................ $186,477  66% $ 98,312  61% $ 67,163  58%
   Tennis/Court.......................   22,107   8    20,146  13    20,505  18
   Children's.........................   64,434  22    36,491  22    21,288  19
   Other (2)..........................   11,652   4     5,972   4     6,169   5
                                       -------- ---  -------- ---  -------- ---
   Total.............................. $284,670 100% $160,921 100% $115,125 100%
                                       ======== ===  ======== ===  ======== ===
   Domestic (3)....................... $263,728  93% $144,891  90% $ 91,040  79%
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

  The Classic, through product development, has evolved also into a category of shoes denoted as the Classic category. The Classic category is comprised of three segments, the original Classic as described above, the K-S Collection and the Limited Edition series.

  The original Classic segment contains shoes that the Company intends to carry in its product assortment for several years. They generally have shoe characteristics such as d-rings and five stripes, and, because they are long-duration shoes, the Company maintains significant inventory positions of this component. Significant inventory positions allow for effective EDI programs with our retailers which fits into the Company's strategy of attempting to become the retailers most profitable vendor. The K-S Collection comprises shoes offered for several seasons and they generally do not contain d-rings and have diffused or no stripes. Sometimes inventory is maintained on these products. The Limited Edition segment is generally meant as a one-season offering. They are generally fashionable type shoes that are purchased from factories based only on futures orders received from retailers.

  In 1997, the Company launched a high-end performance line of footwear, termed the 7.0 System (after the NTRP rating system). The line is sold mainly in tennis specialty and pro shops. This has become the flagship product of the tennis category. With the 7.0 line priced at the higher end of the market, the Si-18 Series is a collection of popularly priced tennis products.

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

  In 1999, the Company introduced a new 7.0 line of high tech tennis apparel to complement its performance 7.0 footwear. The product line consists of world class apparel (skirts, shorts, tops, polo's, dresses and warm-ups) for both Men and Women. The Company also offers a collection for the casual athletic consumer consisting of tee shirts, shirts, wind wear, denim caps, socks and bags.

  The apparel line is distributed through the large chain sporting goods stores as well as independent shoe and sporting goods dealers nationwide. The tennis apparel line is sold primarily through tennis specialty and tennis pro shops.

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

  In 1999, K-Swiss launched its largest ever television campaign. The campaign titled "Up and Comers" was run primarily on network and cable television, and was supported by several general interest/fashion magazines. The campaign positioned K-Swiss as a performance footwear company, whereas in the previous two years, the emphasis had been on casual lifestyle oriented advertising. The Up and Comers campaign was also supported via in-store point of sale fixtures. The Company continues to reach tennis consumers via enthusiast magazines along with a multi-year endorsement deal with "The Woodies".

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

  The Company's footwear products are sold domestically through approximately 45 independent regional sales representatives and four Company-employed senior sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These representatives sold to approximately 3,100 separate accounts as of December 31, 1999, 1998 and 1997. The Company's strategy is to increase its account base of upscale retail outlets in a controlled manner.

  During 1999, the Foot Locker group of stores and affiliates accounted for approximately 24% of total revenues. See Note L to the Company's Consolidated Financial Statements. No other domestic customer accounted for more than 10% of total revenues during this period.

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

  The Company maintains a customer service department consisting of 16 persons at its Westlake Village, California facility. The customer service department accepts orders for the Company's products, handles inquiries and notifies retailers of the status of their orders. The Company has made a substantial investment in computer equipment for general customer support and service, as well as for distribution. See "Distribution".

  In 1999, seeking to expand its marketing reach, provide product distribution to consumers that do not otherwise have the ability to purchase its products and to take advantage of the new advances in technology and the internet, the Company initiated an effort to better utilize the internet and the World Wide Web. The approach was two pronged. The K-Swiss website (www.k-swiss.com) was enhanced and made to tie in with its advertising theme featuring up and coming athletes. The second part of its strategy led to the creation of a new entity called K-Swiss Direct. K-Swiss Direct's function is to provide the end consumers an alternate method of acquiring its products when they cannot find the product in their local retail outlets or do not have reasonable access to retail outlets carrying the product. Using the internet, consumers can purchase select footwear and apparel, at prices competitive with the Company's retailers, and have it shipped directly to them.

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

  By the end of 1999, K-Swiss was working through 4 international subsidiaries and 26 distributors to market K-Swiss products in potentially 49 countries.

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

  The Company maintains an open-stock inventory on certain products which permits it to ship to retailers on an "at once" basis in response to orders placed by mail, fax or toll-free telephone call. The Company has made a significant investment in computer equipment that provides on-line capability to determine open-stock availability for shipment. Additionally, products can be ordered under the Company's "futures" program. See "Marketing--Domestic Marketing". The Company ships by package express or truck from California, depending upon size of order, customer location and availability of inventory.

Product Design and Development

  The Company maintains offices in Westlake Village, California and Taichung, Taiwan that include a staff of individuals responsible for the design and development of new styles for all global regions. This staff receives guidance from the Company's management team in California, who meet regularly to review sales, consumer and market trends.

Manufacturing

  In 1999, approximately 87% of the Company's footwear products were manufactured in China, 12% in Thailand, and 1% in Taiwan. This shift from prior years in the geographic sourcing of production capacity occurred primarily because of lower prevailing labor wage rates in China and certain other factors. Although the Company has no long-term manufacturing agreements and competes with other athletic shoe companies for production facilities (including companies that are much larger than the Company), management believes that the Company's relationships with its footwear producers are satisfactory and that it has the ability to develop, over time, alternative sources for its footwear. The Company's operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

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

  During 1999, the Company's apparel and accessory products were manufactured in Macau, China, Thailand, Taiwan and the United States by certain manufacturers selected by the Company.

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

  The Company's footwear products are subject to the United States customs duties which range from 8.5% to 10.5% on footwear made principally of leather to duties on moderately priced canvas shoes of 15.6% to 37.5% plus $.90 per pair. Currently, approximately 97% of the Company's footwear volume is derived from sales of leather footwear and approximately 3% of the Company's footwear volume is derived from sales of canvas footwear.

  A large portion of the Company's imported products are manufactured in the People's Republic of China ("China"). As discussed below, the continued importation of these products could be affected by any one of several significant trade issues that presently impact U.S.-China relations.

  After a serious dispute with the United States Trade Representative ("USTR") over the protection of intellectual property rights in China, including the threat by USTR to impose trade sanctions, the Chinese government agreed to meet its enforcement obligations. That agreement is now being monitored by the USTR, and the failure of China to comply with its obligations could result in trade sanctions in the future, including the imposition of retaliatory tariffs that might affect the Company's imports of footwear from China. From time to time there have been other trade disputes with China, involving such things as market access, textile quotas, automotive industry policies, and agricultural products. These and other such matters could also present problems in the future that might lead to trade sanctions affecting the Company's imports of footwear.

  Imports from China continue to enter the United States on a conditional normal-trade-relations ("NTR") basis. Pursuant to NTR, products imported by the Company from China currently receive the lower tariff rates made available to most of the United States' major trading partners. In the case of China, however, this NTR treatment is made possible under the Trade Act of 1974 by virtue of certain Presidential findings that waive restrictions that would otherwise render China ineligible for NTR treatment. The President has waived these restrictions each year since 1979. This year the President has announced that he intends to seek the passage of legislation that would grant permanent NTR status to China. The proposal is controversial, and there can be no assurance that it will be passed. Moreover, there can be no assurance that China will continue to enjoy NTR status in the future. If goods manufactured in China enter the United States without benefit of NTR treatment, such goods will be subject to significantly higher duty rates, ranging between 20% and 66% of customs value. Any such increased duties or tariffs could significantly increase the cost or reduce supply of goods from China.

Backlog

  At December 31, 1999 and 1998, domestic futures orders with start ship dates from January through June 2000 and 1999 were approximately $95,309,000 and $131,452,000, respectively, a decrease of 28%. At December 31, 1999 and 1998, international futures orders with start ship dates from January through June 2000 and 1999 were approximately $10,437,000 and $9,011,000, respectively, an increase of 16%. At December 31, 1999 and 1998 total futures orders with start ship dates from January through June 2000 and 1999 were approximately $105,746,000 and $140,463,000, respectively, a decrease of 25%. The 25%
decrease in total futures orders is comprised of a 26% decrease in the first quarter 2000 futures orders and a 22% decrease in the second quarter 2000 futures orders. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog.

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

Competition

  The athletic footwear industry is highly competitive, and sales growth of athletic and athletic-style leisure footwear slowed considerably in 1999, increasing competition. The largest domestic marketers of footwear are Nike and adidas, while the international market is dominated by Nike, adidas and Reebok. Each of these companies has substantially greater financial, distribution and marketing resources as well as greater brand awareness than the Company.

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

Trademarks and Patents

  The Company utilizes trademarks on all of its products and believes that its products are more marketable on a long-term basis when identified with distinctive markings. K-Swiss(R) is a registered trademark in the United States and certain other countries. The Company's name is not registered as a trademark in certain countries because of restrictions on registering names having geographic connotations. However, since K-Swiss is not a geographic name, the Company has often secured registrations despite such objections. The Company's shield emblem and the five-stripe design are also registered in the United States and certain foreign countries. The five-stripe design is not presently registered in some countries because it has been deemed ornamental by regulatory authorities. The five-stripe design has not been registered in Germany because of a possible conflict with adidas' three-stripe design mark. The Company selectively seeks to register the names of its shoes, its logos and the names given to certain of its technical and performance innovations, including Aosta(R) rubber and Silicone Formula 18(R). The Company has obtained patents in the United States regarding the Bio Feedback(R) ankle support system, the Shock Spring(R) cushioning system incorporated into K-Swiss'
7.0 System(R) performance tennis shoes and training line, the D.R. Cinch System(R), the stability design incorporated in the Si-18(R) tennis shoe, and other features. The Company vigorously defends its trademarks and patent rights against infringement worldwide and employs independent security consultants to assist in such protection. To date, the Company is not aware of any significant counterfeiting problems regarding its products.

Employees

  At December 31, 1999, the Company employed 183 persons in the United States, 67 persons in Taiwan, China and Thailand, and 33 persons in England and the Netherlands.

Item 2. Properties

  In August 1998, the Company moved into its new headquarters facility in Westlake Village, California. This facility, which is owned by the Company, is approximately 50,000 square feet. The Company occupies one-half of this facility and leases the remaining portion.

  The Company leases a 309,000 square foot distribution facility in Mira Loma, California. This lease expires in January 2003, subject to two options, each of which would extend the term of the lease for three years. Approximately 90,000 square feet of this facility is subleased to a tenant through January 2003. The Company uses the Mira Loma facility as its main distribution center. The effective monthly commitment for the Mira Loma facility is approximately $78,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 4(a). Executive Officers of the Registrant

  The executive officers of the Company are as follows:

                     Age at
                  December 31,
       Name           1999                         Position
       ----       ------------                     --------
 Steven Nichols        57      Chairman of the Board and President
 Preston Davis         55      Vice President--Sales
 Edward Flora          48      Vice President--Operations
 Lee Green             46      Corporate Counsel
 Thomas Harrison       57      Senior Vice President
 Donna Lucas           37      Vice President--Apparel
 Deborah Mitchell      38      Vice President--Marketing
 George Powlick        55      Vice President--Finance, Chief Financial Officer,
                                Secretary and Director
 Janice Smith          38      Corporate Controller
 Brian Sullivan        46      Vice President--National Accounts
 Peter Worley          39      Vice President--Product Development

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers (now the Nasdaq National Market) upon completion of the Company's initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 1999 and 1998 as reported by Nasdaq were as follows:

                                   March 31, June 30, September 30, December 31,
                                   --------- -------- ------------- ------------
     1999
       Low........................   13.13    23.69       28.38        10.81
       High.......................   34.13    59.81       52.63        31.50
     1998
       Low........................    8.00     9.50       10.00        10.00
       High.......................    9.75    11.50       14.50        15.63

  The Company announced on February 8, 1999 that the Company's Board of Directors approved a two-for-one stock split for both Class A and Class B common stock. This stock split was in the form of a 100 percent stock dividend that was distributed on March 26, 1999 to stockholders of record at the close of business on March 15, 1999.

  The Class A Common Stock is listed on the Nasdaq National Market under the symbol KSWS.

  The number of stockholders of record of the Class A Common Stock on December 31, 1999 was 98. However, based on available information, the Company believes that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 5,940.

  There is currently no established public trading market for the Company's Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 1999 was 11.

Dividend Policy

  The Company announced on February 16, 1994 that the Company's Board of Directors was initiating a cash dividend program payable at an annual rate of 4 cents per common share. On February 8, 1999, the Company announced an increase in the cash dividend per share to an annual rate of 6 cents per common share. The Board declared quarterly dividends of 1.5 cents per share and 1 cent per share to stockholders of record as of the close of business on the last day of each quarter in 1999 and 1998, respectively. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The Company is currently limited in the extent to which it is able to pay dividends under the Company's revolving credit agreement. See Note D to the Company's Consolidated Financial Statements.

Item 6. Selected Financial Data

  The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1999 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein.

                                              Year ended December 31,
                                    --------------------------------------------
                                      1999     1998     1997     1996     1995
                                    -------- -------- -------- -------- --------
                                       (In thousands, except per share data)
Income Statement Data
Revenues..........................  $285,497 $161,540 $116,213 $106,833 $120,252
Cost of goods sold................   162,658   90,925   70,769   72,320   77,726
                                    -------- -------- -------- -------- --------
  Gross Profit....................   122,839   70,615   45,444   34,513   42,526
Selling, general and
 administrative expenses..........    67,885   51,220   40,074   33,440   36,131
                                    -------- -------- -------- -------- --------
  Operating profit................    54,954   19,395    5,370    1,073    6,395
Interest income, net..............     1,784    1,853    1,823    1,527      789
                                    -------- -------- -------- -------- --------
  Earnings before income taxes....    56,738   21,248    7,193    2,600    7,184
Income tax expense................    22,454    8,702    3,020    1,869    5,331
                                    -------- -------- -------- -------- --------
  Net earnings....................  $ 34,284 $ 12,546 $  4,173 $    731 $  1,853
                                    ======== ======== ======== ======== ========
Earnings per share
Basic.............................  $   3.12 $   1.15 $    .36 $    .06 $    .14
                                    ======== ======== ======== ======== ========
Diluted...........................  $   2.99 $   1.10 $    .35 $    .06 $    .14
                                    ======== ======== ======== ======== ========
Weighted average number of shares
 outstanding
Basic.............................    10,972   10,914   11,688   12,911   13,155
Diluted (1).......................    11,451   11,432   11,927   12,985   13,259
Balance Sheet Data (at period end)
Current assets....................  $131,230 $102,002 $ 91,053 $ 90,537 $ 92,786
Current liabilities...............    17,442   18,703   14,662   11,240    9,603
Total assets......................   146,772  115,465  101,195  100,275  102,378
Total debt (2)....................       853      655    1,142    1,711      920
Stockholders' equity..............   112,030   83,268   75,865   79,569   84,069

--------
(1) Includes common stock and dilutive potential common stock (options).
(2) Includes all interest-bearing debt and capital lease obligations, but excludes outstanding letters of credit ($8,765,000, $7,703,000, $12,156,000, $8,000,000 and $7,741,000 as of December 31, 1999, 1998,
    1997, 1996 and 1995).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

  "Forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission ("the S.E.C."), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "intend", "plan", "project", "will be", "will continue", "will likely result", or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions (including the current Asian economic situation); the size and growth of the overall athletic footwear and apparel markets; the size of the Company's competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of the Company's new training shoe line; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for the Company's products; the size, timing and mix of purchases of the Company's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of the Company to continue, manage or forecast its growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; year 2000 compliance issues; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

                                Year ended December 31,
                                -------------------------
                                 1999     1998     1997
                                -------  -------  -------
       Revenues................   100.0%   100.0%   100.0%
       Cost of goods sold......    57.0     56.3     60.9
       Gross profit............    43.0     43.7     39.1
       Selling, general and
        administrative
        expenses...............    23.7     31.7     34.5
       Interest income, net....     0.6      1.2      1.6
       Earnings before income
        taxes..................    19.9     13.2      6.2
       Income tax expense......     7.9      5.4      2.6
       Net Earnings............    12.0      7.8      3.6

1999 Compared to 1998

  Total revenues increased 76.7% to $285,497,000 in 1999 from $161,540,000 in
1998. This increase was attributable to increases in the average underlying wholesale price per pair, in addition to an increase in the volume of footwear sold. The volume of footwear sold increased 65.6% to 10,490,000 pair in 1999 from 6,334,000 pair in 1998. The average wholesale price per pair increased by 6.6% to $26.16 in 1999 from $24.54 in 1998. This increase in the average wholesale price per pair is primarily attributable to an increase in the Classic and children's categories, in both units and average price per pair. The major changes in volume for footwear categories are as follows: Classics, children's and tennis/court categories increased 75%, 65% and 9%, respectively. Revenues increased, despite a poor retail environment, due principally to the popularity of several new Classic products and the cumulative results of additional spending on marketing and advertising.

  Domestic revenues increased 81.9% to $264,341,000 in 1999 from $145,293,000 in 1998. International product revenues increased 30.6% in 1999 to $20,943,000 from $16,030,000 in 1998. International revenues, as a percentage of total revenues, decreased to 7.4% in 1999 from 10.1% in 1998. Fees earned by the Company on sales by foreign licensees and distributors were $213,000 for 1999 and $217,000 for 1998.

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

  At December 31, 1999 domestic and international futures orders with start ship dates from January through June 2000 were approximately $95,309,000 and $10,437,000, respectively, 28% lower and 16% higher, respectively, than such orders were at December 31, 1998 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "future" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

  Gross profit margins decreased, as a percentage of revenues, to 43.0% in 1999 from 43.7% in 1998. Gross profit margins decreased primarily due to changes in the domestic/international and product mix of sales.

  Selling, general and administrative expenses increased 32.5% to $67,885,000 (23.7% of revenues) in 1999 from $51,220,000 (31.7% of revenues) in 1998. The increase in the amounts for the year ended December 31, 1999 compared to the year ended December 31, 1998 was primarily the result of an increase in direct advertising costs, commissions and salaries expense, as well as additional bad debt expense recorded due to the bankruptcy of one of the Company's larger customers. The decrease in selling, general and administrative expenses, as a percentage of revenues, was due primarily to these expenses growing more slowly than revenues during 1999.

  Net interest income was $1,784,000 (0.6% of revenues) in 1999 compared to $1,853,000 (1.2% of revenues) in 1998, a decrease of $69,000 or 3.7%. This decrease in net interest income was the result of reduced rates earned on commercial paper investments, partially offset by additional interest expense recognized in 1998 in relation to a state tax audit and higher average balances on commercial paper investments.

  The Company's effective tax rate decreased to 39.6% in 1999 from 41.0% in 1998. The $8,410,000 income tax benefit of options exercised during 1999 was credited to additional paid-in capital and therefore did not impact the effective tax rate.

  Net earnings increased 173.3% to $34,284,000 or $3.12 per common share (basic earnings per share) in 1999 from $12,546,000 or $1.15 per common share (basic earnings per share) in 1998. Net earnings for 1999 included net losses of the Company's European operations of $791,000. The European operations are wholly-owned subsidiaries of the Company rather than independent unaffiliated distributors as are utilized throughout most of the balance of the Company's international operations. The Company's European operations do not generate sufficient margins to exceed the necessary fixed costs involved in creating a presence in this foreign market. The Company is attempting to increase revenues in this market as well as exploring ways to reduce costs. See
Note A11 to the Company's Consolidated Financial Statements for the Company's policies relating to risk management of foreign currency.

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

  Selling, general and administrative expenses increased 27.8% to $51,220,000 (31.7% of revenues) in 1998 from $40,074,000 (34.5% of revenues) in 1997. The increase in the amounts for the year ended December 31, 1998 compared to the year ended December 31, 1997 was primarily the result of an increase in direct advertising costs and commissions, as well as an increase in the bonus accrual for an employee incentive program. These increases were partially offset by a bad debt recovery of a 1995 write-off. The decrease in selling, general and administrative expenses, as a percentage of revenues, was due primarily to these expenses not increasing as greatly as sales during 1998.

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

Liquidity and Capital Resources

  The Company experienced a net cash inflow of approximately $31,536,000, $4,473,000 and $17,898,000 from its operating activities during 1999, 1998 and 1997, respectively. Cash provided by operations in 1999 increased from 1998, due to an increase in net earnings, as well as differences in the amounts of changes in accounts receivable, inventories, prepaid expenses and other assets, and accounts payable and accrued liabilities. Cash provided by operating activities for the year ended 1998 as compared to 1997 varied primarily due to differences in the amounts of changes in prepaid expenses and other assets, inventories, and accounts receivable, as well as an increase in net earnings.

  The Company had a net outflow of cash from its investing activities during 1999 from the net purchase of property, plant and equipment. The Company had a net inflow of cash from its investing activities during 1998 principally from the maturity of investment securities partially offset by net purchases of property, plant and equipment.

  In 1999 and 1998, the net cash provided by operating activities was used for the purchase of treasury stock, the repayment of borrowings under bank lines of credit and to pay cash dividends, partially offset by proceeds from stock options exercised.

  The Company anticipates future cash needs for principal repayments required pursuant to its lines of credit facilities. In addition, depending on the Company's future growth rate, additional funds may be required by operating activities. Finally, at December 31, 1999, approximately $26,305,000 of foreign subsidiary earnings which are not considered indefinitely invested may eventually be remitted to the parent company as circumstances warrant. Upon receipt of these funds, the Company will use approximately $10,296,000 in cash to pay income taxes previously accrued on these foreign subsidiary earnings. The Company's intention is to repatriate earnings of foreign operations as cash needs and other circumstances require. No other material capital commitments exist at December 31, 1999. With continued use of its revolving credit facility (as discussed below), the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 2000.

  On October 8, 1999, the Company announced the completion of its April 1998 $20 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2003 up to an additional $25 million of its Class A Common Stock from time to time on the open market, as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchase under all stock repurchase programs from August 1996 through February 9, 2000 (the day prior to the filing of this Form 10-K) of 3,328,932 shares at an aggregate cost totaling approximately $37,405,000.

  In September 1998, the Company amended an agreement with a bank whereby the Company may borrow, in the form of a secured revolving credit facility, up to $30,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $22,060,000 at December 31, 1999. This facility currently expires in July 2001. Substantially all of the Company's assets (other than real estate) are pledged as security for this facility. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at the Company's discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility.

  The Company's European offices have agreements with a bank whereby they can borrow up to $4,500,000 in the form of secured revolving credit facilities. The unused portion of these credit facilities was $3,322,000 at December 31, 1999. These facilities are made available until terminated by either party.

  Total debt increased 30.2% to $853,000 at December 31, 1999 from $655,000 at December 31, 1998 (excluding outstanding letters of credit of $8,765,000 and $7,703,000 at December 31, 1999 and 1998, respectively). The increase was due to borrowings under bank lines of credit under the Company's credit facilities.

  The Company's working capital increased $30,489,000 to $113,788,000 at December 31, 1999 from $83,299,000 at December 31, 1998.

  The Company has historically maintained higher levels of inventory relative to sales compared to its competitors because (1) it does not ship directly to its major domestic customers from its foreign contract manufacturers to the same extent as its larger competitors, which would reduce inventory levels and increase inventory turns, and (2) unlike many of its competitors, the Company designates certain shoes as core products whereby the Company commits to its retail customers that it will carry core products from season to season and, therefore, the Company attempts to maintain open-stock positions on its core products in the Company's Mira Loma, California distribution center to meet at-once orders.

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

Impact of Year 2000

  The Company completed its Year 2000 software program conversions for its critical systems during the first quarter of 1999 and the remaining compliance programs during the second through fourth quarters of 1999. The total expenditure for such programs was approximately $470,000. As of February 9, 2000, the Company has not experienced any Year 2000 problems either internally or from outside sources. However, since it may take several additional months before it is known whether the Company or third party suppliers, vendors or customers may have undergone year 2000 problems, no assurances can be given that the Company will not experience losses or disruptions due to year 2000 computer related problems.

Quantitative and Qualitative Disclosures About Market Risk

 Market Risk

  Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company's primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. dollar and the British pound and between the U.S. dollar and the German mark. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves the Company's risk management policies. Market risk is managed based on an ongoing assessment of trends in foreign exchange rates and economic developments, giving consideration to possible effects on both total return and reported earnings.

 Foreign Exchange Rate Risk

  Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from unfavorable movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company's historical primary risk exposures have been from changes in the rates between the U.S. dollar and the British pound and between the U.S. dollar and the German mark, and this trend is expected to continue. To fix the U.S. dollar amount it will receive on sales denominated in British pounds and German marks, the Company enters into forward exchange contracts to sell the foreign currency denominated in those currencies. The extent to which forward exchange contracts are used is modified periodically in response to management's estimate of market conditions and the terms and length of specific sales contracts.

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

  The table below provides information as of December 31, 1999 and 1998 about the Company's foreign currency forward exchange contracts by currency. The information is presented in U.S. dollars:

                                                          December 31,
                                                  -----------------------------
                                                       1999           1998
                                                  -------------- --------------
United Kingdom (Pound Sterling)..................
  Notional amount................................ $    1,300,000 $    1,200,000
  Fair value.....................................          9,000            --
  Average contractual exchange rate.............. $1.62/UK pound $1.63/UK pound
Germany (Deutsche Mark)
  Notional amount................................ $    3,290,000 $    3,839,000
  Fair value.....................................        181,000          9,000
  Average contractual exchange rate.............. $       .55/DM $       .58/DM

  The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts. Based on the Company's overall currency rate exposure at December 31, 1999, a 10% change in currency rates would not have had a material effect on the financial position, results of operations and cash flows of the Company.

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
K-Swiss Inc.

  We have audited the consolidated balance sheets of K-Swiss Inc. as of December 31, 1999 and 1998, and the related consolidated statements of earnings and comprehensive earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Swiss Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

  We have also audited Schedule II of K-Swiss Inc. for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Los Angeles, California
January 28, 2000

                                  K-SWISS INC.

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

                         (Dollar amounts in thousands)

                                                              1999      1998
                                                            --------  --------
                          ASSETS
                          ------
Current Assets
  Cash and cash equivalents (Note A4)...................... $ 53,119  $ 37,360
  Accounts receivable, less allowance for doubtful accounts
   of $1,740 and $825 for 1999 and 1998, respectively
   (Notes D and L).........................................   27,950    26,478
  Inventories (Notes A5 and D).............................   44,164    33,535
  Prepaid expenses and other...............................    4,051     2,883
  Deferred taxes (Notes A8 and H)..........................    1,946     1,746
                                                            --------  --------
    Total current assets...................................  131,230   102,002
Property, Plant and Equipment, net (Notes A6, B and D).....    8,848     8,009
Other Assets
  Intangible assets (Notes A7, C and D)....................    4,179     4,429
  Other....................................................    2,515     1,025
                                                            --------  --------
                                                               6,694     5,454
                                                            --------  --------
                                                            $146,772  $115,465
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current Liabilities
  Bank lines of credit (Note D)                             $    353  $    155
  Current maturities of subordinated debentures (Note E)...      500       500
  Trade accounts payable...................................    4,588     7,783
  Accrued liabilities (Note F).............................   12,001    10,265
                                                            --------  --------
    Total current liabilities..............................   17,442    18,703
Other Liabilities (Note G).................................   10,196     5,267
Deferred Taxes (Notes A8 and H)............................    7,104     8,227
Commitments and Contingencies (Notes H and I)..............      --        --
Stockholders' Equity (Note K)
  Preferred Stock-authorized 2,000,000 shares of $.01 par
   value; none issued and outstanding......................      --        --
  Common Stock:
  Class A--authorized 18,000,000 shares of $.01 par value;
   11,006,155 shares issued, 7,727,223 shares outstanding
   and 3,278,932 shares held in treasury at December 31,
   1999 and 9,832,728 shares issued, 7,313,796 shares
   outstanding and 2,518,932 shares held in treasury at
   December 31, 1998.......................................      110        98
  Class B--authorized 10,000,000 shares of $.01 par value;
   issued and outstanding 3,013,978 shares at December 31,
   1999 and 3,426,556 shares at December 31, 1998..........       30        34
  Additional paid-in capital...............................   40,017    25,830
  Treasury Stock...........................................  (36,766)  (17,760)
  Retained earnings (Note D)...............................  109,122    75,500
  Accumulated other comprehensive earnings--
   Foreign currency translation (Note A9)..................     (483)     (434)
                                                            --------  --------
                                                             112,030    83,268
                                                            --------  --------
                                                            $146,772  $115,465
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                            Year Ended December 31,

            (Dollar amounts in thousands, except per share amounts)

                                                      1999      1998     1997
                                                    --------  -------- --------
Revenues (Notes A12, L and M).....................  $285,497  $161,540 $116,213
Cost of goods sold................................   162,658    90,925   70,769
                                                    --------  -------- --------
  Gross profit....................................   122,839    70,615   45,444
Selling, general and administrative expenses (Note
 A13).............................................    67,885    51,220   40,074
                                                    --------  -------- --------
  Operating profit................................    54,954    19,395    5,370
Interest income, net..............................     1,784     1,853    1,823
                                                    --------  -------- --------
  Earnings before income taxes....................    56,738    21,248    7,193
Income tax expense (Notes A8 and H)...............    22,454     8,702    3,020
                                                    --------  -------- --------
  NET EARNINGS....................................  $ 34,284  $ 12,546 $  4,173
                                                    ========  ======== ========
Earnings per common share (Note A14)
  Basic...........................................  $   3.12  $   1.15 $    .36
                                                    ========  ======== ========
  Diluted.........................................  $   2.99  $   1.10 $    .35
                                                    ========  ======== ========
Net Earnings......................................  $ 34,284  $ 12,546 $  4,173
Other comprehensive (loss) earnings, net of tax--
 Foreign currency translation adjustments.........       (49)       36     (419)
                                                    --------  -------- --------
Comprehensive earnings............................  $ 34,235  $ 12,582 $  3,754
                                                    ========  ======== ========


        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Three years ended December 31, 1999

                         (Dollar amounts in thousands)

                                Common Stock                           Treasury Stock
                     ------------------------------------            ------------------             Accumulated
                          Class A           Class B       Additional      Class A                      other
                     ----------------- ------------------  paid-in   ------------------  Retained  comprehensive
                       Shares   Amount   Shares    Amount  capital    Shares    Amount   earnings    earnings     Total
                     ---------- ------ ----------  ------ ---------- --------- --------  --------  ------------- --------
Balance at January
 1, 1997...........   8,174,036  $ 82   4,991,144   $ 50   $25,034   1,004,000 $ (5,221) $ 59,675      $ (51)    $ 79,569
Conversion of
 shares (Note K)         20,000   --      (20,000)    --       --          --       --        --         --           --
Proceeds from
 exercise of
 options (Note K)..      27,136   --          --      --       144         --       --        --         --           144
Income tax benefit
 of options
 exercised.........         --    --          --      --        27         --       --        --         --            27
Purchase of
 treasury stock....         --    --          --      --       --    1,001,400   (7,168)      --         --        (7,168)
Dividends paid
 ($.04 per share)
 (Note D)..........         --    --          --      --       --          --       --       (461)       --          (461)
Net earnings for
 the year..........         --    --          --      --       --          --       --      4,173        --         4,173
Foreign currency
 translation (Note
 A9)...............         --    --          --      --       --          --       --        --        (419)        (419)
                     ----------  ----  ----------   ----   -------   --------- --------  --------      -----     --------
Balance at
 December 31, 1997.   8,221,172    82   4,971,144     50    25,205   2,005,400  (12,389)   63,387       (470)      75,865
Conversion of
 shares (Note K)...   1,544,588    16  (1,544,588)   (16)      --          --       --        --         --           --
Proceeds from
 exercise of
 options (Note K)..      66,968   --          --      --       423         --       --        --         --           423
Income tax benefit
 of options
 exercised.........         --    --          --      --       202         --       --        --         --           202
Purchase of
 treasury stock....         --    --          --      --       --      513,532   (5,371)      --         --        (5,371)
Dividends paid
 ($.04 per share)
 (Note D)..........         --    --          --      --       --          --       --       (433)       --          (433)
Net earnings for
 the year..........         --    --          --      --       --          --       --     12,546        --        12,546
Foreign currency
 translation (Note
 A9)...............         --    --          --      --       --          --       --        --          36           36
                     ----------  ----  ----------   ----   -------   --------- --------  --------      -----     --------
Balance at
 December 31, 1998.   9,832,728    98   3,426,556     34    25,830   2,518,932  (17,760)   75,500       (434)      83,268
Conversion of
 shares (Note K)...     412,578     4    (412,578)    (4)      --          --       --        --         --           --
Proceeds from
 exercise of
 options (Note K)..     760,849     8         --      --     5,777         --       --        --         --         5,785
Income tax benefit
 of options
 exercised.........         --    --          --      --     8,410         --       --        --         --         8,410
Purchase of
 treasury stock....         --    --          --      --       --      760,000  (19,006)      --         --       (19,006)
Dividends paid
 ($.06 per share)
 (Note D)..........         --    --          --      --       --          --       --       (662)       --          (662)
Net earnings for
 the year..........         --    --          --      --       --          --       --     34,284        --        34,284
Foreign currency
 translation (Note
 A9)...............         --    --          --      --       --          --       --        --         (49)         (49)
                     ----------  ----  ----------   ----   -------   --------- --------  --------      -----     --------
Balance at
 December 31, 1999.  11,006,155  $110   3,013,978   $ 30   $40,017   3,278,932 $(36,766) $109,122      $(483)    $112,030
                     ==========  ====  ==========   ====   =======   ========= ========  ========      =====     ========

         The accompanying notes are an integral part of this statement.

                                  K-SWISS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                         (Dollar amounts in thousands)

                                                     1999      1998     1997
                                                   --------  --------  -------
Cash flows from operating activities:
  Net earnings.................................... $ 34,284  $ 12,546  $ 4,173
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization.................    1,374       940      918
    Net loss (gain) on disposal of property, plant
     and equipment................................       66      (384)       2
    Deferred income taxes.........................   (1,323)   (1,033)     306
    Increase in accounts receivable...............   (1,511)  (10,811)    (954)
    Increase in inventories.......................  (10,636)   (6,321)  (3,428)
    (Increase) decrease in prepaid expenses and
     other assets.................................   (2,662)      937   11,647
    Increase in accounts payable and accrued
     liabilities..................................   11,944     8,599    5,234
                                                   --------  --------  -------
  Net cash provided by operating activities.......   31,536     4,473   17,898
Cash flows from investing activities:
  Purchase of investment securities...............      --        --    (9,619)
  Proceeds from maturity of investment securities.      --      5,995    3,624
  Purchase of property, plant and equipment.......   (2,086)   (5,654)  (1,641)
  Proceeds from disposal of property, plant and
   equipment......................................       29     2,268        9
                                                   --------  --------  -------
  Net cash (used in) provided by investing
   activities.....................................   (2,057)    2,609   (7,627)
Cash flows from financing activities:
  Net borrowings (repayments) under bank lines of
   credit and capital leases......................      207      (487)    (564)
  Purchase of treasury stock......................  (19,006)   (5,371)  (7,168)
  Payment of dividends............................     (662)     (433)    (461)
  Proceeds from stock options exercised...........    5,785       423      144
                                                   --------  --------  -------
  Net cash used in financing activities...........  (13,676)   (5,868)  (8,049)
Effect of exchange rate changes on cash...........      (44)       23     (413)
                                                   --------  --------  -------
      Net increase in cash and cash equivalents...   15,759     1,237    1,809
Cash and cash equivalents at beginning of year....   37,360    36,123   34,314
                                                   --------  --------  -------
Cash and cash equivalents at end of year.......... $ 53,119  $ 37,360  $36,123
                                                   ========  ========  =======
Supplemental disclosure of cash flow information:
  Non-cash investing and financing activities:
    Income tax benefit of options exercised....... $  8,410  $    202  $    27
  Cash paid during the year for:
    Interest...................................... $     98  $    334  $   156
    Income taxes.................................. $ 16,302  $ 10,133  $ 3,280

        The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 1998 and 1997

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Nature of Operations

  The Company designs, develops and markets footwear for high performance use, fitness and casual activities. The Company operates in an industry dominated by a small number of very large competitors. The size of these competitors enables them to lead the product direction of the industry, and therefore, potentially diminish the value of the Company's products. In addition to generally greater resources, these competitors spend substantially more money on advertising and promotion than the Company and therefore dominate market share. The Company's market share is estimated at approximately two percent. Lastly, the retail environment forecasted for the near term is difficult, which could put additional pressure on the Company's ability to maintain margins.

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

3. Basis of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 1998 presentation to conform to the 1999 presentation.

4. Cash Equivalents

  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

5.Inventories

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

                                 K-SWISS INC.

                       December 31, 1999, 1998 and 1997

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

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

8.  Income Taxes

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

                                 K-SWISS INC.

                       December 31, 1999, 1998 and 1997

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

11. Financial Risk Management and Derivatives

    The Company enters into foreign exchange contracts in order to reduce the impact of foreign currency fluctuations (British pounds and German marks) and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual dollar net cash inflow resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. The Company does not hold or issue financial instruments for trading purposes. The foreign exchange contracts are designated for firmly committed or forecasted sales. These transactions are generally expected to occur in less than one year. Gains and losses related to hedges of firmly committed transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses of foreign exchange contracts that are designated for forecasted transactions are recognized as the exchange rates change. At December 31, 1999 and 1998, deferred gains and losses are not material to the consolidated financial statements.

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

    The aggregate notional principal amounts and fair values of the Company's derivative financial instruments were $4,590,000 and $190,000 at December 31, 1999 respectively, and $5,040,000 and $9,000 at December 31, 1998,
respectively. The estimated fair value of derivatives used to hedge the Company's risks will fluctuate over time. The fair value of the forward exchange contracts is estimated by obtaining quoted market prices.

12. Recognition of Revenues

    Revenues include sales and fees earned on sales by licensees and are recognized upon shipment of goods.

13. Advertising Costs

    Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $18,461,000, $13,323,000 and $6,553,000 for 1999, 1998, and 1997,
respectively.

14. Earnings per Share

    Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to issue common stock were exercised into common stock.

                                 K-SWISS INC.

                       December 31, 1999, 1998 and 1997


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                   1999             1998             1997
                             ---------------- ---------------- ----------------
                                    Per Share        Per Share        Per Share
                             Shares  Amount   Shares  Amount   Shares  Amount
                             ------ --------- ------ --------- ------ ---------
Basic EPS................... 10,972   $3.12   10,914   $1.15   11,688   $ .36
Effect of Dilutive Stock
 Options....................    480    (.13)     518    (.05)     239    (.01)
                             ------   -----   ------   -----   ------   -----
Diluted EPS................. 11,452   $2.99   11,432   $1.10   11,927   $ .35
                             ======   =====   ======   =====   ======   =====

  The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                           1999          1998          1997
                                      -------------- ------------- -------------
Options to purchase shares of common
 stock (in thousands)...............        69            16            716
Exercise prices.....................   $29.63-$47.38 $11.50-$12.81  $7.63-$11.50
Expiration dates....................   April 2009-   January 2003- January 2000-
                                      September 2009  August 2008   August 2007

15. New Accounting Pronouncement

  In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which is effective for 2000. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of the hedged assets, liabilities or firm commitments. In June 1999, the FASB amended SFAS 133 by issuing Statement of Financial Accounting Standards No. 137 ("SFAS 137"), Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133. The new standard delayed the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes the impact of adopting this standard will not be material to results of operations or equity.

                                 K-SWISS INC.

                       December 31, 1999, 1998 and 1997


NOTE B--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment as of December 31 consists of the following (in thousands):

                                                                1999     1998
                                                               -------  -------
     Building and improvements................................ $ 5,841  $ 5,443
     Furniture, machinery and equipment.......................   6,309    6,186
                                                               -------  -------
                                                                12,150   11,629
     Less accumulated depreciation and amortization...........  (3,997)  (4,315)
                                                               -------  -------
                                                                 8,153    7,314
     Land.....................................................     695      695
                                                               -------  -------
                                                               $ 8,848  $ 8,009
                                                               =======  =======

NOTE C--INTANGIBLE ASSETS

  Intangible assets as of December 31 consist of the following (in thousands):

                                                                1999     1998
                                                               -------  -------
     Contingent purchase payments............................. $ 4,579  $ 4,579
     Trademarks...............................................   2,081    2,269
     Other....................................................      10      198
     Less accumulated amortization............................  (2,491)  (2,617)
                                                               -------  -------
                                                               $ 4,179  $ 4,429
                                                               =======  =======

NOTE D--BANK LINES OF CREDIT

  The Company maintains revolving credit facilities whereby it may borrow up to an aggregate of $34,500,000 including outstanding letters of credit and bankers' acceptances. The weighted average interest rate provided under these credit facilities was 6.35% and 8.50% at December 31, 1999 and 1998, respectively. A fee of up to 1/8% of the average unused line is paid for availability of the primary credit facility.

  One of the credit agreements contains certain covenants and financial ratio requirements, including restrictions on dividend payments. At December 31, 1999, $22,600,000 was unrestricted as to the payment of dividends. The amounts borrowed under the facilities are collateralized by substantially all of the assets of the Company.

  Under the most restrictive covenant, the Company must maintain stockholders' equity, including subordinated debt, less intangible assets and exclusive of treasury stock of at least $108,351,000 at December 31, 1999.

NOTE E--SUBORDINATED DEBENTURES

  The subordinated debentures are payable to an officer and a director of the Company. The debentures bear interest at 10%. Interest is due on the unpaid balance quarterly. The debentures are due in full in 2001, however, beginning June 30, 1996 the debenture holders could have required the Company to redeem a portion of principal semi-annually.

                                 K-SWISS INC.

                       December 31, 1999, 1998 and 1997


NOTE F--ACCRUED LIABILITIES

  Accrued liabilities as of December 31 consist of the following (in thousands):

                                                                  1999    1998
                                                                 ------- -------
     Bonuses.................................................... $ 1,908 $ 1,960
     Advertising................................................   2,160   2,280
     Production Molds...........................................   1,246     428
     Other......................................................   6,687   5,597
                                                                 ------- -------
                                                                 $12,001 $10,265
                                                                 ======= =======

NOTE G--OTHER LIABILITIES

  Included in other liabilities is $8,150,000 and $4,441,000 as of December 31, 1999 and 1998, respectively, representing accrued bonuses under the Company's Economic Value Added ("EVA") incentive program not payable within one year. These amounts are at risk of forfeiture to the plan participants depending on the Company maintaining presently achieved levels of EVA.

NOTE H--INCOME TAXES

  The provision for income taxes includes the following for the years ended December 31 (in thousands):

                                                          1999     1998    1997
                                                         -------  ------  ------
     Current
      United States
       Federal.......................................... $20,497  $8,258  $2,366
       State............................................   3,125   1,406     243
      Foreign...........................................     155      71     105
     Deferred
      United States
       Federal..........................................  (1,184)   (925)    273
       State............................................    (139)   (108)     33
                                                         -------  ------  ------
                                                         $22,454  $8,702  $3,020
                                                         =======  ======  ======

  A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                                               1999  1998  1997
                                                               ----  ----  ----
     U.S. Federal statutory rate.............................. 35.0% 35.0% 34.0%
     State income taxes.......................................  4.1   4.1   4.1
     Net results of foreign subsidiaries......................  0.1   1.3   1.8
     Amortization of intangibles..............................  0.1   0.3   0.9
     Other....................................................  0.3   0.3   1.2
                                                               ----  ----  ----
                                                               39.6% 41.0% 42.0%
                                                               ====  ====  ====

                                 K-SWISS INC.

                       December 31, 1999, 1998 and 1997


NOTE H--INCOME TAXES--(Continued)

  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

                                                                   1999   1998
                                                                  ------ ------
     Net current assets.......................................... $1,946 $1,746
     Net non-current liabilities.................................  7,104  8,227
                                                                  ------ ------
     Net liability............................................... $5,158 $6,481
                                                                  ====== ======

  Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):

                                                                 1999    1998
                                                                ------- -------
     Assets
       State taxes............................................. $   822 $   527
       Bad debts reserve.......................................     626     299
       Inventory reserve and capitalized costs.................     544     812
       Bonuses.................................................   3,187   1,737
       Deferred compensation plan..............................     800     323
       Other...................................................      59     108
                                                                ------- -------
         Gross deferred tax assets.............................   6,038   3,806
     Liabilities
       Unremitted earnings of a foreign subsidiary.............  10,296   9,626
       Contingent purchase payments............................     172     180
       Other...................................................     728     481
                                                                ------- -------
         Gross deferred tax liabilities........................  11,196  10,287
                                                                ------- -------
       Net deferred tax liability.............................. $ 5,158 $ 6,481
                                                                ======= =======

  The Company did not record any valuation allowances against deferred tax assets at December 31, 1999. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.

  The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). In May 1998, the IRS issued its final report proposing additional taxes of an aggregate of approximately $1,561,000 plus penalties and interest for these years. The Company is protesting the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993, 1995 and 1996 are currently under examination by the IRS. The IRS has issued a preliminary examination report covering the 1993 fiscal year proposing adjustments to income of approximately $3,426,000 for this year. Although no assurance can be given regarding the outcome of such examinations, the Company believes that any taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded

                                 K-SWISS INC.

                       December 31, 1999, 1998 and 1997


NOTE H--INCOME TAXES--(Continued)

deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Therefore, management believes that resolution of the IRS examinations should not have a material adverse impact on the Company's financial position and results of operations.

NOTE I--COMMITMENTS AND CONTINGENCIES

  The Company leases its principal warehouse facility through January 2003, under an agreement which provides for two options, each of which would extend the lease for three years. In addition, certain property and equipment is leased primarily on a month to month basis. Future minimum rental payments under these leases as of December 31, 1999 are as follows (in thousands):

     Year ending
     December 31,
     ------------
     2000................................................................ $1,270
     2001................................................................  1,121
     2002................................................................  1,022
     2003................................................................    114
     2004................................................................     12
                                                                          ------
                                                                          $3,539
                                                                          ======

  Rent expense for operating leases was approximately $1,281,000, $1,502,000, and $1,451,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Sublease rental income was approximately $324,000 for the year ended December 31, 1999.

  The Company has subleased approximately 90,000 square feet of its principal warehouse facility to another company for the remainder of its initial lease term. The total of the future minimum rentals to be received as of December 31, 1999 is $998,000.

  The Company has outstanding letters of credit totaling approximately $8,765,000 and $7,703,000 at December 31, 1999 and 1998, respectively. These letters of credit, which have original terms from one month to one year, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is based on fees currently charged for similar agreements and is not significant at December 31, 1999 and 1998.

  The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe it is presently a party to litigation which will have a material adverse effect on its business or operations.

NOTE J--EMPLOYEE BENEFIT PLANS

  In 1988, the Company adopted a discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The expense for this plan was approximately $477,000, $343,000, and $472,000 for 1999, 1998 and 1997,
respectively.

                                 K-SWISS INC.

                       December 31, 1999, 1998 and 1997


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

  During 1990, the Company adopted the 1990 Stock Option Plan under which it was authorized to issue non-qualified stock options, incentive stock options, and warrants to key employees. As amended, the number of options available for issuance under the 1990 Stock Option Plan is 1,650,000 shares of Class A Common Stock. The options have a term of ten years and generally become fully vested by the end of the fifth year.

  In 1999, the Company adopted the 1999 Stock Incentive Plan under which it is authorized to award up to 600,000 shares or options to employees and directors of the Company. The awards have a term of ten years although none have currently been issued.

  Combined plan transactions for 1999, 1998 and 1997 are as follows:

                                1999                1998                1997
                         ------------------- ------------------- -------------------
                                    Weighted            Weighted            Weighted
                                    average             average             average
                                    exercise            exercise            exercise
                          Shares     price    Shares     price    Shares     price
                         ---------  -------- ---------  -------- ---------  --------
Options outstanding
 January 1,............. 1,335,020   $ 6.48  1,407,788   $6.58   1,370,524   $6.76
Granted.................   147,000    19.88     46,450    3.38     192,300    5.28
Exercised...............  (760,849)    7.48    (66,968)   5.93     (27,136)   5.32
Canceled................   (14,168)   12.73    (52,250)   7.11    (127,900)   6.75
                         ---------           ---------           ---------
Options outstanding
 December 31,...........   707,003     8.06  1,335,020    6.48   1,407,788    6.58
                         =========           =========           =========
Options available for
 grant at December 31,..   650,878             183,710             177,910

  Weighted average fair value of options granted during the year are as follows:

                                                            1999   1998  1997
                                                           ------ ------ -----
     Exercise price is below market price at date of
      grant............................................... $19.01 $11.90 $6.22
     Exercise price equals market price at date of grant..  20.39   4.60  2.43

                                 K-SWISS INC.

                       December 31, 1999, 1998 and 1997


NOTE K--STOCKHOLDERS' EQUITY--(Continued)

  The following information applies to options outstanding at December 31, 1999:

                                      Options Outstanding        Options Exercisable
                                -------------------------------- --------------------
                                             Weighted
                                              average
                                             remaining  Weighted             Weighted
                                            contractual average              average
                                  Number       life     exercise   Number    exercise
     Range of exercise prices   outstanding   (years)    price   exercisable  price
     ------------------------   ----------- ----------- -------- ----------- --------
     $  .50-$ 1.00...........     126,449         9      $ 0.66      8,332    $ 0.50
     $ 4.38-$ 6.50...........     359,012         7        4.92    139,777      4.67
     $ 6.88-$ 9.88...........      86,642         7        8.23     22,602      7.99
     $10.13-$17.38...........      65,900         8       13.83     15,067     11.13
     $29.63-$47.38...........      69,000        10       32.22         --        --

  The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                               1999  1998  1997
                                                               ----  ----  ----
     Expected life (years)....................................    7     7     7
     Risk-free interest rate.................................. 6.50% 5.50% 6.25%
     Expected volatility......................................   59%   30%   22%
     Expected dividend yield..................................   .2%   .4%   .7%

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

  During 1999, 1998 and 1997, 73,000, 34,450 and 42,000 options, respectively, were granted at exercise prices below fair market value. This resulted in net compensation expense of $214,000, $74,000 and $32,000 for 1999, 1998 and 1997,
respectively. All other options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

  In connection with the exercise of options, the Company realized income tax benefits in 1999, 1998 and 1997 which have been credited to additional paid-in capital.

                                 K-SWISS INC.

                       December 31, 1999, 1998 and 1997


NOTE K--STOCKHOLDERS' EQUITY--(Continued)

  Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have been:

                                                          1999    1998    1997
                                                         ------- ------- ------
     Net earnings (in thousands)
       As reported...................................... $34,284 $12,546 $4,173
       Pro forma........................................  34,150  12,428  4,163
     Basic earnings per share
       As reported...................................... $  3.12 $  1.15 $  .36
       Pro forma........................................    3.11    1.14    .36
     Diluted earnings per share
       As reported...................................... $  2.99 $  1.10 $  .35
       Pro forma........................................    2.98    1.09    .35

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

  During the years ended December 31, 1999, 1998 and 1997, approximately 24%, 26% and 17%, respectively, of revenues were made to one domestic customer. At December 31, 1999 and 1998 approximately 15% and 16%, respectively, of accounts receivable were from this major customer. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures and for international receivables, the use of letters of credit and letters of guarantee.

                                 K-SWISS INC.

                       December 31, 1999, 1998 and 1997

NOTE M--SEGMENT INFORMATION

  The Company's predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. Certain reclassifications have been made in the 1999, 1998 and 1997 presentations. The following tables summarize segment information (in thousands):

                                                   Year ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
       Revenues from unrelated entities:
         United States........................... $264,341  $145,293  $ 91,568
         Europe..................................   11,395     9,324     8,818
         Other International.....................    9,761     6,923    15,827
                                                  --------  --------  --------
                                                  $285,497  $161,540  $116,213
                                                  ========  ========  ========
       Inter-geographic revenues:
         United States........................... $    854  $    755  $  1,549
         Europe..................................       22        18        59
         Other International.....................    5,110     4,926     2,744
                                                  --------  --------  --------
                                                  $  5,986  $  5,699  $  4,352
                                                  ========  ========  ========
       Total revenues:
         United States........................... $265,195  $146,048  $ 93,117
         Europe..................................   11,417     9,342     8,877
         Other International.....................   14,871    11,849    18,571
         Less inter-geographic revenues..........   (5,986)   (5,699)   (4,352)
                                                  --------  --------  --------
                                                  $285,497  $161,540  $116,213
                                                  ========  ========  ========

       Operating profit (loss):
         United States........................... $ 62,410  $ 28,148  $ 10,708
         Europe..................................   (1,437)   (1,122)   (1,751)
         Other International.....................    4,268     1,067     3,205
         Less corporate expenses and
          eliminations...........................  (10,287)   (8,698)   (6,792)
                                                  --------  --------  --------
                                                  $ 54,954  $ 19,395  $  5,370
                                                  ========  ========  ========
       Interest income:
         United States........................... $  1,043  $  1,079  $  1,395
         Europe..................................       30        44        35
         Other International.....................      877       966       596
                                                  --------  --------  --------
           Total interest income.................    1,950     2,089     2,026
         Interest expense:
         United States...........................      118       200       126
         Europe..................................       48        36        76
         Other International.....................      --        --          1
                                                  --------  --------  --------
           Total interest expense................      166       236       203
                                                  --------  --------  --------
       Interest income, net...................... $  1,784  $  1,853  $  1,823
                                                  ========  ========  ========

                                  K-SWISS INC.

                        December 31, 1999, 1998 and 1997


NOTE M--SEGMENT INFORMATION--(Continued)

                                                      Year ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
Income tax expense:
  United States..................................... $ 22,334 $  8,631 $  2,915
  Europe............................................       65       47       61
  Other International...............................       55       24       44
                                                     -------- -------- --------
                                                     $ 22,454 $  8,702 $  3,020
                                                     ======== ======== ========
Identifiable assets:
  United States..................................... $ 82,935 $ 66,867 $ 46,579
  Europe............................................    6,777    6,299    4,312
  Other International...............................   16,392   16,340   15,308
  Corporate assets and eliminations (1).............   40,668   25,959   34,996
                                                     -------- -------- --------
                                                     $146,772 $115,465 $101,195
                                                     ======== ======== ========
Provision for depreciation and amortization:
  United States..................................... $  1,184 $    713 $    671
  Europe............................................      125      167      198
  Other International...............................       65       60       49
                                                     -------- -------- --------
                                                     $  1,374 $    940 $    918
                                                     ======== ======== ========
Capital expenditures:
  United States..................................... $  1,891 $  5,370 $  1,532
  Europe............................................      139      207       57
  Other International...............................       56       77       52
                                                     -------- -------- --------
                                                     $  2,086 $  5,654 $  1,641
                                                     ======== ======== ========

--------
(1) Corporate assets include cash and cash equivalents, investments and intangible assets.

                                 K-SWISS INC.

                       December 31, 1999, 1998 and 1997


NOTE N--QUARTERLY FINANCIAL DATA (Unaudited)

  Summarized quarterly financial data for 1999 and 1998 follows (in thousands except for per share amounts):

                                         First  Second   Third  Fourth
                                        Quarter Quarter Quarter Quarter   Year
                                        ------- ------- ------- ------- --------
1999
  Revenues............................. $88,577 $67,173 $80,134 $49,613 $285,497
  Gross profit.........................  38,375  30,293  34,509  19,662  122,839
  Net earnings.........................  13,286   6,736   9,337   4,925   34,284
 Earnings per share
  Basic................................ $  1.23 $   .61 $   .84 $   .46 $   3.12
  Diluted ............................. $  1.15 $   .58 $   .80 $   .44 $   2.99
1998
  Revenues............................. $42,274 $41,015 $38,212 $40,039 $161,540
  Gross profit.........................  17,146  17,600  17,606  18,263   70,615
  Net earnings.........................   3,545   2,255   3,031   3,715   12,546
 Earnings per share
  Basic................................ $   .32 $   .21 $   .28 $   .34 $   1.15
  Diluted.............................. $   .31 $   .20 $   .26 $   .32 $   1.10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Except for the information disclosed in Item 4(a) of this Annual Report on Form 10-K, the information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 18, 2000 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference.

Item 11. Executive Compensation

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 18, 2000 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 18, 2000 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 18, 2000 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Financial Statements:

                                                                 Page Reference
                                                                   Form 10-K
                                                                 --------------
Report of Independent Certified Public Accountants..............       22
Consolidated Balance Sheets as of December 31, 1999 and 1998....       23
Consolidated Statements of Earnings and Comprehensive Earnings
 for the three years ended December 31, 1999....................       24
Consolidated Statement of Stockholders' Equity for the three
 years ended December 31, 1999..................................       25
Consolidated Statements of Cash Flows for the three years ended
 December 31, 1999..............................................       26
Notes to Consolidated Financial Statements......................     27-40

  (b) Reports on Form 8-K

  A Form 8-K, dated October 8, 1999, was filed with the Securities and Exchange Commission during the fourth quarter of 1999. The Form 8-K reported the issuance by the Company of a press release announcing the completion of its April 1998 $20 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2003 up to an additional $25 million of its Class A Common Stock from time to time on the open market. A copy of the October 8, 1999 press release was attached as exhibit 99 to the report.

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

      4.4  $100,000 324 Corp. 10% Junior Subordinated Debenture due December
           31, 2001 issued to George E. Powlick (incorporated by reference to exhibit 4.8 to the Registrant's Form S-1 Registration Statement No.
           33-34369).
      9.1 Stockholders Agreement dated as of December 30, 1986 by and among 324 Corp., Steven B. Nichols, Kenneth J. Zises and The Biltrite
           Corporation (incorporated by reference to exhibit 9.2 to the Registrant's Form S-1 Registration Statement No. 33-34369).
      9.2  Letter Agreement dated May 3, 1990 by and among the Company, Steven
           B. Nichols, Kenneth J. Zises, The Biltrite Corporation and certain affiliates (incorporated by reference to exhibit 9.3 to the Registrant's Form S-1 Registration Statement No. 33-34369).
      9.3  Voting Agreement dated May 3, 1990 by and between The Biltrite
           Corporation and the Nichols Family Trust (incorporated by reference to exhibit 9.4 to the Registrant's Form S-1 Registration Statement
           No. 33-34369).
     10.1 K-Swiss Inc. 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Registrant's Form S-1 Registration Statement No.
           33-34369).
     10.2 Amendment to K-Swiss Inc. 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.36 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993).
     10.3 Amendment to K-Swiss Inc. 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.32 to the Registrant's Form 10-K for the fiscal year ended December 31, 1995).
     10.4  K-Swiss Inc. 1999 Stock Incentive Plan (incorporated by reference to
           Exhibit 4.1 of the Registrant's Form S-8 Registration Statement No.
           333-79641).
     10.5 K-Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant's Form S-1 Registration
           Statement No. 33-34369).
     10.6  Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan
           (incorporated by reference to exhibit 10.35 to the Registrant's Form
           10-K for the fiscal year ended December 31, 1993).
     10.7  Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated May
           26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994).
     10.8  Form of Indemnity Agreement entered into by and between K-Swiss Inc.
           and directors (incorporated by reference to exhibit 10.4 to the Registrant's Form S-1 Registration Statement No. 33-34369).
     10.9  Employment Agreement dated as of June 11, 1990 with Steven B.
           Nichols (incorporated by reference to exhibit 10.11 to the Registrant's Form S-1 Registration Statement No. 33-34369).
     10.10 First Amendment to Employment Agreement with Steven B. Nichols dated
           November 13, 1991 (incorporated by reference to exhibit 10.32 to the Registrant's Form 10-K for the fiscal year ended December 31, 1991).

     10.11 Employment Agreement between the Registrant and Steven B. Nichols dated as of April 30, 1993 (incorporated by reference to exhibit
           10.30 to the Registrant's Form S-1 Registration Statement No. 33-
           62254).
     10.12 Employment Agreement between the Registrant and Steven B. Nichols dated as of March 1, 1995 (incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1995).
     10.13 Note and Warrant Agreement dated as of December 29, 1986 by and among K-Swiss, 324 Corp. and John Hancock Mutual Life Insurance
           Company (incorporated by reference to exhibit 10.18 to the Registrant's Form S-1 Registration Statement No. 33-34369).
     10.14 Amendment to Note and Warrant Agreement dated as of August 1, 1988 by and among K-Swiss, 324 Corp. and John Hancock Mutual Life
           Insurance Company (incorporated by reference to exhibit 10.19 to the Registrant's Form S-1 Registration Statement No. 33-34369).
     10.15 Note Agreement dated August 25, 1989 and Amendment to Note and
           Warrant Agreement dated as of December 29, 1986, as amended, by and between K-Swiss Inc. and John Hancock Mutual Life Insurance Company
           (incorporated by reference to exhibit 10.20 to the Registrant's Form
           S-1 Registration Statement No. 33-34369).
     10.16 Amendment to Note and Warrant Agreement, as amended, dated as of April 26, 1990 by and among K-Swiss Inc., the Registrant and John
           Hancock Mutual Life Insurance Company (incorporated by reference to exhibit 10.21 to the Registrant's Form S-1 Registration Statement
           No.33-34369).
     10.17 Amendment to Note and Warrant Agreement as amended, and Note
           Agreement, dated as of January 15, 1991, between the Registrant and John Hancock Mutual Life Insurance Company (incorporated by reference to exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 1990).
     10.18 Purchase Agreement dated as of December 29, 1986 by and between 324
           Corp. and The Biltrite Corporation (incorporated by reference to exhibit 10.37 to the Registrant's Form S-1 Registration Statement
           No. 33-34369).
     10.19 Amendment to Purchase Agreement dated December 29, 1986 by and between 324 Corp. and The Biltrite Corporation (incorporated by reference to exhibit 10.34 to the Registrant's Form S-1 Registration
           Statement No. 33-34369).
     10.20 Lease Agreement dated March 11, 1997 by and between K-Swiss Inc. and
           Space Center Mira Loma, Inc. (incorporated by reference to exhibit
           10 to the Registrant's Form 10-Q for the quarter ended March 31,
           1997).
     10.21 Credit Agreement dated March 25, 1994 by and among the Registrant and Bank of America National Trust and Savings Association, with schedules (incorporated by reference to exhibit 10.33 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994).
     10.22 Amendment to Credit Agreement dated March 25, 1994 by and among the
           Registrant and Bank of America National Trust and Savings
           Association (incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1995).
     10.23 Second Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended
           September 30, 1996).

     10.24  Third Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant's
            Form 10-Q for the quarter ended September 30, 1997).
     10.25  Fourth Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant's
            Form 10-Q for the quarter ended September 30, 1998).
     10.26  Fifth Amendment to Credit Agreement (incorporated by reference to exhibit 10.31 to the Registrant's
            Form 10-K for the year ended December 31, 1998).
     10.27  Agreement for the Purchase of Assets and Rights of Robey between N. Chr. M. Wilke and NMB-Heller
            N.V. and K-Swiss International Ltd., dated January 4, 1996 (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1996).
     10.28  K-Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit
            10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).
     10.29  K-Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).
     10.30  Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000.
     21     Subsidiaries of K-Swiss Inc.
     23     Consent of Grant Thornton LLP.
     27     Financial Data Schedule

  (d) Schedules

                                                                           Page
                                                                           ----
    Financial Statement Schedules:
     Schedule II--Valuation and Qualifying Accounts.......................  47

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

                                          February 8, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

/s/ Steven Nichols                                                      February 8, 2000
------------------------------------
Steven Nichols                       Chairman of the Board,
                                      President and Chief
                                      Executive Officer

/s/ George Powlick                                                      February 8, 2000
------------------------------------
George Powlick                       Vice President Finance,
                                      Chief Financial Officer,
                                      Principal Accounting
                                      Officer, Secretary and
                                      Director

/s/ Lawrence Feldman                                                    February 8, 2000
------------------------------------
Lawrence Feldman                     Director

/s/ Jonathan Layne                                                      February 8, 2000
------------------------------------
Jonathan Layne                       Director

/s/ Martyn Wilford                                                      February 8, 2000
------------------------------------
Martyn Wilford                       Director

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                             (Amounts in thousands)

        Column A            Column B         Column C          Column D     Column E
        --------          ------------- ------------------- -------------- ----------
                                             Additions
                                        -------------------
                           Balance at   Charged to Charged  Write-offs and Balance at
                          Beginning of  Costs and  to Other  Deductions,     End of
      Description            Period      Expenses  Accounts      Net         Period
      -----------         ------------- ---------- -------- -------------- ----------
Allowance for bad debts.  (1999) $  825   $1,141     $ --      $  (426)      $1,540
                          (1998)    477       63       --          285          825
                          (1997)    630      420       --         (573)         477

Allowance for
 inventories............  (1999) $1,521   $1,171     $ --      $(1,726)      $  966
                          (1998)  2,627      537       --       (1,643)       1,521
                          (1997)  2,880    1,769       --       (2,022)       2,627

                                 EXHIBIT INDEX

Number                                                                  Page
---------                                                               ----
10.30       Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan.

21          Subsidiaries of K-Swiss Inc.

23          Consent of Grant Thornton LLP.

27          Financial Data Schedule