Form 10-Q
period 2000-03-31
K SWISS INC
filed 2000-04-20
CIK 862480

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934
     For the period ended March 31, 2000
                          --------------

                                      OR

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to _________

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

Yes  X   No ___
    ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding at April 18, 2000:

                           Class A        7,369,444
                           Class B        3,013,978

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                                 K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                                  March 31,      December 31,
                                                                    2000             1999
                                                                -------------   -------------
                                                                 (Unaudited)
                                        ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $      59,600   $      53,119
   Accounts receivable, less allowance for doubtful
       accounts of $1,863 and $1,740 as of March 31,
       2000 and December 31, 1999, respectively                        45,921          27,950
   Inventories                                                         28,561          44,164
   Prepaid expenses and other                                           1,224           4,051
   Deferred taxes                                                       1,555           1,946
                                                                -------------   -------------
         Total current assets                                         136,861         131,230
PROPERTY, PLANT AND EQUIPMENT, net                                      8,934           8,848
OTHER ASSETS
   Intangible assets                                                    4,124           4,179
   Other                                                                2,507           2,515
                                                                -------------   -------------
                                                                        6,631           6,694
                                                                -------------   -------------
                                                                $     152,426   $     146,772
                                                                =============   =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Bank lines of credit                                         $         905   $         353
   Current maturities of subordinated debentures                          500             500
   Trade accounts payable                                               3,970           4,588
   Accrued income taxes                                                 1,178             796
   Accrued liabilities                                                 13,363          11,205
                                                                -------------   -------------
        Total current liabilities                                      19,916          17,442
OTHER LIABILITIES                                                       8,161          10,196
DEFERRED TAXES                                                          8,084           7,104
STOCKHOLDERS'  EQUITY
   Preferred Stock-authorized 2,000,000 shares of
      $.01 par value; none issued and outstanding                           -               -
   Common Stock:
   Class A-authorized 18,000,000 shares of $.01 par value;
      11,009,554 shares issued, 7,480,622 shares outstanding
      and 3,528,932 shares held in treasury at March 31,
      2000 and 11,006,155 shares issued, 7,727,223 shares
      outstanding and 3,278,932 shares held in treasury at
      December 31, 1999                                                   110             110
    Class B-authorized 10,000,000 shares of $.01 par value;
      issued and outstanding 3,013,978 shares at March 31,
      2000 and December 31, 1999                                           30              30
   Additional paid-in capital                                          40,056          40,017
   Treasury stock                                                     (39,779)        (36,766)
   Retained earnings                                                  116,302         109,122
   Accumulated other comprehensive earnings -
       Foreign currency translation                                      (454)           (483)
                                                                -------------   -------------
                                                                      116,265         112,030
                                                                -------------   -------------
                                                                $     152,426   $     146,772
                                                                =============   =============

       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                          AND COMPREHENSIVE EARNINGS
               (Amounts in thousands, except per share amounts)


                                  (Unaudited)


                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                       ---------------------

                                                         2000         1999
                                                         ----         ----

Revenues                                               $ 71,458     $ 88,577
Cost of goods sold                                       44,438       50,202
                                                       --------     --------
  Gross profit                                           27,020       38,375
Selling, general and administrative expenses             15,528       16,625
                                                       --------     --------
  Operating profit                                       11,492       21,750
Interest income, net                                        716          273
                                                       --------     --------
   Earnings before income taxes                          12,208       22,023
Income tax expense                                        4,871        8,737
                                                       --------     --------
   NET EARNINGS                                        $  7,337     $ 13,286
                                                       ========     ========

Earnings per common share (Note 3)
   Basic                                               $   0.69     $   1.23
                                                       ========     ========
   Diluted                                             $   0.67     $   1.15
                                                       ========     ========

Net Earnings                                           $  7,337     $ 13,286
Other comprehensive earnings (loss), net of tax -
   Foreign currency translation adjustments                  29          (58)
                                                       --------     --------
Comprehensive earnings                                 $  7,366     $ 13,228
                                                       ========     ========

       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)


                                  (Unaudited)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                             ------------------

                                                               2000       1999
                                                               ----       ----

Net cash provided by (used in) operating activities          $  9,453  $(13,923)
Cash flows from investing activities:
   Purchase of property, plant and equipment                     (420)     (666)
   Proceeds from sale of property                                   9         3
                                                             --------  --------
     Net cash used in investing activities                       (411)     (663)
Cash flows from financing activities:
   Net borrowings under bank lines of credit                      538     1,140
   Purchase of treasury stock                                  (3,013)   (2,992)
   Payment of dividends                                          (157)     (164)
   Proceeds from stock options exercised                           17     2,147
                                                             --------  --------
    Net cash (used in) provided by financing activities        (2,615)      131
Effect of exchange rate changes on cash                            54       (62)
                                                             --------  --------
      Net increase(decrease) in cash and cash equivalents       6,481   (14,517)
Cash and cash equivalents at beginning of period               53,119    37,360
                                                             --------  --------
Cash and cash equivalents at end of period                   $ 59,600  $ 22,843
                                                             ========  ========

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
   Income tax benefit of options exercised                   $     22  $  2,186

Cash paid during the period for:
   Interest                                                  $     21  $     20
   Income taxes                                              $    121  $     89

       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. The results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999.

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

3. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                             Three Months Ended March 31,
                                       ----------------------------------------
                                              2000                1999
                                       -------------------  -------------------
                                                 Per Share            Per Share
                                        Shares     Amount    Shares     Amount
                                       --------  ---------  --------  ---------
     Basic EPS                           10,662  $     .69    10,827  $    1.23
     Effect of Dilutive Stock Options       368       (.02)      714       (.08)
                                       --------  ---------  --------  ---------
     Diluted EPS                         11,030  $     .67    11,541  $    1.15
                                       ========  =========  ========  =========

     The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                                       2000            1999
                                                  ---------------  ------------
     Options to purchase shares of common stock
     (in thousands)                                     99             -
     Exercise prices                              $17.06 - $47.38      -
     Expiration dates                               April 2009-        -
                                                    October 2009

4. The Company's predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. The following tables summarize segment information (in thousands):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2000                1999
                                                --------            --------
     Revenues from unrelated entities:
          United States                         $ 63,293            $ 81,131
          Europe                                   5,714               5,437
          Other International                      2,451               2,009
                                                --------            --------
                                                $ 71,458            $ 88,577
                                                ========            ========
     Inter-geographic revenues:
          United States                         $    340            $    356
          Europe                                       -                   3
          Other International                      1,298               1,164
                                                --------            --------
                                                $  1,638            $  1,523
                                                ========            ========
     Total revenues:
          United States                         $ 63,633            $ 81,487
          Europe                                   5,714               5,440
          Other International                      3,749               3,173
          Less inter-geographic revenues          (1,638)             (1,523)
                                                --------            --------
                                                $ 71,458            $ 88,577
                                                ========            ========

     Operating profit:
          United States                         $ 12,703            $ 24,585
          Europe                                     471                 509
          Other International                          4               1,334
          Less corporate expenses and
           eliminations                           (1,686)             (4,678)
                                                --------            --------
                                                $ 11,492            $ 21,750
                                                ========            ========

                                                March 31,         December 31,
                                                  2000                1999
                                                --------            --------
     Identifiable assets:
          United States                         $ 79,189            $ 82,935
          Europe                                   8,367               6,777
          Other International                     18,204              16,392
          Corporate assets and
           eliminations (1)                       46,666              40,668
                                                --------            --------
                                                $152,426            $146,772
                                                ========            ========

     (1) Corporate assets include cash and cash equivalents, and intangible assets.

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



                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                                    ---------------

                                                 2000             1999
                                                 ----             ----

Revenues                                        100.0%           100.0%
Cost of goods sold                               62.2             56.7
Gross profit                                     37.8             43.3
Selling, general and administrative expenses     21.7             18.8
Interest income, net                              1.0              0.3
Earnings before income taxes                     17.1             24.8
Income tax expense                                6.8              9.8
Net earnings                                     10.3             15.0

Revenues decreased to $71,458,000 for the quarter ended March 31, 2000 from $88,577,000 for the quarter ended March 31, 1999, a decrease of $17,119,000 or 19.3%. This decrease resulted primarily from an decrease in the volume of footwear sold to approximately 2,638,000 pair for the quarter ended March 31, 2000 from approximately 3,192,000 pair for the quarter ended March 31, 1999. Also, the average wholesale price per pair decreased to $25.83 for the quarter ended March 31, 2000 from $26.26 for the quarter ended March 31, 1999. The decrease in the volume of footwear sold was primarily the result of decreased sales of the Classic, children's and tennis/court categories of shoes of 20.2%, 18.4% and 29.3%, respectively, partially offset by sales of the training category, a new category for the Company. The average wholesale price per pair decreased primarily due to close-out sales, which carry a lower average price per pair. The overall decline in sales was due to a difficult retail environment during the first quarter of 2000.

Domestic revenues decreased 21.4% to $63,633,000 for the quarter ended March 31, 2000 from $80,987,000 for the quarter ended March 31, 1999. International revenues increased 3.1% to $7,825,000 for the quarter ended March 31, 2000 from $7,590,000 for the quarter ended March 31, 1999. International revenues, as a percentage of total revenues, increased to 11.0% for the quarter ended March 31, 2000 from 8.6% for the quarter ended March 31, 1999.

Gross profit margins, as a percentage of revenues, decreased to 37.8% for the quarter ended March 31, 2000, from 43.3% for the quarter ended March 31, 1999. Gross profit margins decreased primarily due to close-out sales, which carry lower margins. In addition gross profit margins also decreased due to changes in the geographic and product mix of sales.

Selling, general and administrative expenses decreased to $15,528,000 (21.7% of revenues) for the quarter ended March 31, 2000 from $16,625,000 (18.8% of revenues) for the quarter ended March 31, 1999, a decrease of $1,097,000 or 6.6%. The decreases in these expenses were primarily the result of reductions of employee incentive bonus system accruals due to diminished financial performance in the first quarter of 2000 compared to the first quarter of 1999, partially offset by increases in advertising costs due to an earlier start of the current year television campaign.

Net interest income was $716,000 (1.0% of revenues) for the quarter ended March 31, 2000 compared to $273,000 (0.3% of revenues) for the quarter ended March 31, 1999, an increase of $443,000 or 162.3%. This increase in net interest income was the result of higher average balances and higher average interest rates.

The Company's effective tax rate increased to 39.9% of earnings before income tax from 39.7% for the quarters ended March 31, 2000 and 1999, respectively.

Net earnings decreased 44.8% to $7,337,000 for the quarter ended March 31, 2000 from $13,286,000 for the quarter ended March 31, 1999.

At March 31, 2000 and 1999, domestic futures orders with start ship dates from April through September 2000 and 1999 were approximately $82,184,000 and $135,066,000, respectively, a decrease of 39.2%. At March 31, 2000 and 1999, international futures orders with start ship dates from April through September 2000 and 1999 were approximately

$7,579,000 and $7,012,000, respectively, an increase of 8.1%. At March 31, 2000 and 1999 total futures orders with start ship dates from April 2000 and 1999 through September 2000 and 1999 were approximately $89,763,000 and $142,078,000, respectively, a decrease of 36.8%. The 36.8% decrease in total futures orders is comprised of a 27.0% decrease in the second quarter 2000 futures orders and a 44.5% decrease in the third quarter 2000 futures orders. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company experienced a net cash inflow of approximately $9,453,000 compared to a net cash outflow of approximately $13,923,000 from its operating activities for the quarters ended March 31, 2000 and 1999, respectively. Cash provided by operations for the quarter ended March 31, 2000 increased from the quarter ended March 31, 1999 primarily due to changes in accounts receivable, inventories and accounts payable and accrued liabilities, partially offset by a decrease in net earnings.

The Company had a net outflow of cash from its investing activities for the quarter ended March 31, 2000 and 1999 primarily due to the purchase of property, plant and equipment.

The Company had a net outflow of cash from its financing activities for the quarter ended March 31, 2000 primarily due to the purchase of treasury stock and the payment of dividends, partially offset by increases in net borrowings under bank lines of credit.

On October 8, 1999, the Company announced the completion of its April 1998 $20 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2003 up to an additional $25 million of its Class A Common Stock from time to time on the open market, as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchases under all stock repurchase programs from August 1996 through April 19, 2000 (the day prior to the filing of this Form 10-Q) of 3,641,432 shares at an aggregate cost totaling approximately $41,347,000.

No other material capital commitments exist at March 31, 2000. Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 2000.

The Company's working capital increased $3,157,000 to $116,945,000 at March 31, 2000 from $113,788,000 at December 31, 1999.

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

           (a)   Exhibits
                 27 - Financial Data Schedule.

           (b)   Reports on Form 8-K
                 None.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             K-Swiss Inc.


Date: April 19, 2000                         By:  /s/ GEORGE POWLICK
                                                  ------------------------------
                                                  George Powlick,
                                                  Vice President Finance and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                                     Page
-------                                                                     ----

27       Financial Data Schedule