Form 10-Q
period 2000-06-30
K SWISS INC
filed 2000-07-20
CIK 862480

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  (Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
     Exchange Act of 1934
     For the period ended  June 30, 2000
                          ------------------------------------------------------
                                             OR

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from              to
                                   --------------  -----------------------------

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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at July 18, 2000:

                              Class A   7,165,785
                              Class B   3,013,978

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                                 K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                                           June 30,     December 31,
                                                                             2000          1999
                                                                           --------     ------------
                                                                          (Unaudited)
                                        ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                 $ 68,465         $ 53,119
 Accounts receivable, less allowance for doubtful
   accounts of $1,909 and $1,740 as of June 30, 2000
   and December 31, 1999, respectively                                       31,546           27,950
 Inventories                                                                 31,729           44,164
 Prepaid expenses and other                                                   1,227            4,051
 Deferred taxes                                                               1,671            1,946
                                                                           --------         --------
    Total current assets                                                    134,638          131,230
PROPERTY, PLANT AND EQUIPMENT, net                                            8,810            8,848
OTHER ASSETS
 Intangible assets                                                            4,067            4,179
 Other                                                                        2,518            2,515
                                                                           --------         --------
                                                                              6,585            6,694
                                                                           --------         --------
                                                                           $150,033         $146,772
                                                                           ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Bank lines of credit                                                      $    641         $    353
 Current maturities of subordinated debentures                                  500              500
 Trade accounts payable                                                       7,020            4,588
 Accrued liabilities                                                         10,342           12,001
                                                                           --------         --------
    Total current liabilities                                                18,503           17,442
OTHER LIABILITIES                                                             8,252           10,196
DEFERRED TAXES                                                                7,565            7,104
STOCKHOLDERS' EQUITY
 Preferred Stock-authorized 2,000,000 shares of
   $.01 par value; none issued and outstanding                                    -                -
 Common Stock:
 Class A-authorized 18,000,000 shares of $.01 par value;
   11,012,884 shares issued, 7,165,452 shares outstanding and
   3,847,432 shares held in treasury at June 30, 2000 and
   11,006,155 shares issued, 7,727,223 shares outstanding and
   3,278,932 shares held in treasury at December 31, 1999                       110              110
 Class B-authorized 10,000,000 shares of $.01 par value; issued and outstanding 3,013,978 shares at June 30, 2000 and
   December 31, 1999                                                             30               30
 Additional paid-in capital                                                  40,080           40,017
 Treasury stock                                                             (44,128)         (36,766)
 Retained earnings                                                          120,120          109,122
 Accumulated other comprehensive earnings -
   Foreign currency translation                                                (499)            (483)
                                                                           --------         --------
                                                                            115,713          112,030
                                                                           --------         --------
                                                                           $150,033         $146,772
                                                                           ========         ========

       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                          AND COMPREHENSIVE EARNINGS
               (Amounts in thousands, except per share amounts)

                                  (Unaudited)


                                        SIX MONTHS          THREE MONTHS
                                       ENDED JUNE 30,       ENDED JUNE 30,
                                     -----------------    -----------------

                                       2000       1999      2000     1999
                                       ----       ----      ----     ----

Revenues                             $122,464   $155,750   $51,006  $67,173
Cost of goods sold                     73,702     87,082    29,264   36,880
                                     --------   --------   -------  -------
 Gross profit                          48,762     68,668    21,742   30,293
Selling, general and
 administrative expenses               31,534     36,019    16,006   19,394
                                     --------   --------   -------  -------
 Operating profit                      17,228     32,649     5,736   10,899
Interest income, net                    1,662        618       946      345
                                     --------   --------   -------  -------
 Earnings before income taxes          18,890     33,267     6,682   11,244
Income tax expense                      7,582     13,245     2,711    4,508
                                     --------   --------   -------  -------
 NET EARNINGS                        $ 11,308   $ 20,022   $ 3,971  $ 6,736
                                     ========   ========   =======  =======

Earnings per common share (Note 3)
 Basic                               $   1.08   $   1.83   $   .38  $   .61
                                     ========   ========   =======  =======
 Diluted                             $   1.04   $   1.75   $   .37  $   .58
                                     ========   ========   =======  =======

Net earnings                         $ 11,308   $ 20,022   $ 3,971  $ 6,736
Other comprehensive (loss)
 earnings, net of tax -
 Foreign currency translation
 adjustments                              (16)       (38)      (45)      20
                                     --------   --------   -------  -------
Comprehensive earnings               $ 11,292   $ 19,984   $ 3,926  $ 6,756
                                     ========   ========   =======  =======


       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                  (Unaudited)


                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            ----------------

                                                              2000     1999
                                                            -------   -------

Net cash provided by operating activities                   $23,348   $ 9,347
Cash flows from investing activities:
 Purchase of property, plant and equipment                     (640)   (1,101)
 Proceeds from sale of property                                   9        23
                                                            -------   -------
  Net cash used in investing activities                        (631)   (1,078)
Cash flows from financing activities:
 Net borrowings under bank lines of credit                      322       172
 Purchase of treasury stock                                  (7,362)   (5,645)
 Proceeds from stock options exercised                           35     5,731
  Payment of dividends                                         (310)     (334)
                                                            -------   -------
   Net cash used in financing activities                     (7,315)      (76)
Effect of exchange rate changes on cash                         (56)      (44)
                                                            -------   -------
      Net increase in cash and cash equivalents              15,346     8,149
Cash and cash equivalents at beginning of period             53,119    37,360
                                                            -------   -------
Cash and cash equivalents at end of period                  $68,465   $45,509
                                                            =======   =======

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
 Income tax benefit of options exercised                    $    28   $ 8,932

Cash paid during the period for:
 Interest                                                   $    47   $    54
 Income taxes                                               $ 4,259   $ 2,027



       The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of June 30, 2000 and the results of its operations and its cash flows for the six and three months ended June 30, 2000 and 1999. The results of operations and cash flows for the six and three months ended June 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999. Certain reclassifications have been made in the six and three months ended June 30, 1999 presentation to conform to the six and three months ended June 30, 2000 presentation.

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

3. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                 Six Months Ended June 30,              Three Months Ended June 30,
                              -----------------------------           ---------------------------------
                                   2000             1999                   2000                1999
                              -------------      ----------           ------------       --------------

                                       Per              Per                     Per                Per
                                      Share            Share                   Share              Share
                              Shares  Amount   Shares  Amount         Shares   Amount    Shares   Amount
                              ------  ------   ------  ------         ------   ------    ------   ------
        Basic EPS             10,498   $1.08   10,970   $1.83         10,334    $ .38    11,113    $ .61
        Effect of dilutive
         stock options           397    (.04)     484    (.08)           439     (.01)      509     (.03)
                              ------   -----   ------   -----         ------    -----    ------    -----
        Diluted EPS           10,895   $1.04   11,454   $1.75         10,773    $ .37    11,622    $ .58
                              ======   =====   ======   =====         ======    =====    ======    =====


     The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                                   Six and Three Months
                                                       Ended June 30,
                                                   --------------------
                                                           2000
                                                   ---------------------

        Options to purchase shares
          of common stock (in thousands)                    99
        Exercise prices                               $17.06 - $47.38
        Expiration dates                               April 2009 -
                                                       October 2009

4. The Company's predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. The following tables summarize segment information (in thousands):

                                                             SIX MONTHS                           THREE MONTHS
                                                           ENDED JUNE 30,                        ENDED JUNE 30,
                                                           --------------                        --------------

                                                          2000        1999                    2000           1999
                                                          ----        ----                    ----           ----
Revenues from unrelated entities:
        United States                                   $109,872    $143,900                 $46,239       $ 62,913
        Europe                                             8,383       7,267                   2,669          1,830
        Other International                                4,209       4,583                   2,098          2,430
                                                        --------    --------                 -------       --------
                                                        $122,464    $155,750                 $51,006       $ 67,173
                                                        ========    ========                 =======       ========
Inter-geographic revenues:
        United States                                   $    539    $  2,445                 $   199       $  2,089
        Europe                                                14       1,803                      14          1,800
        Other International                                2,320       2,664                   1,023          1,500
                                                        --------    --------                 -------       --------
                                                        $  2,873    $  6,912                 $ 1,236       $  5,389
                                                        ========    ========                 =======       ========
Total revenues:
        United States                                   $110,411    $146,345                 $46,438       $ 65,002
        Europe                                             8,397       9,070                   2,683          3,630
        Other International                                6,529       7,247                   3,121          3,930
        Less inter-geographic revenues                    (2,873)     (6,912)                 (1,236)        (5,389)
                                                        --------    --------                 -------       --------
                                                        $122,464    $155,750                 $51,006       $ 67,173
                                                        ========    ========                 =======       ========
Operating profit (loss):
        United States                                   $ 21,135    $ 36,599                 $ 8,545       $ 12,014
        Europe                                              (250)        (46)                   (794)          (555)
        Other International                                  383       2,776                     379          1,442
        Less corporate expenses and
         eliminations                                     (4,040)     (6,680)                 (2,394)        (2,002)
                                                        --------    --------                 -------       --------
                                                        $ 17,228    $ 32,649                 $ 5,736       $ 10,899
                                                        ========    ========                 =======       ========

                                                                                               June 30,      December 31,
                                                                                                 2000           1999
                                                                                                 ----           ----
Identifiable assets:
        United States                                                                         $  70,977       $ 82,114
        Europe                                                                                    6,780          6,777
        Other International                                                                      17,496         17,213
        Corporate assets and
         eliminations (1)                                                                        54,780         40,668
                                                                                              ---------       --------
                                                                                              $ 150,033       $146,772
                                                                                              =========       ========

(1)  Corporate assets include cash and cash equivalents and intangible assets.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements and Analyst Reports

     "Forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission ("the S.E.C."), press releases, conferences or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "intend", "plan", "project", "will be", "will continue", "will likely result", or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions (including the current Asian economic situation); the size and growth of the overall athletic footwear and apparel markets; the size of the Company's competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of the Company's new training shoe line; market acceptance of non-performance product in Europe; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for the Company's products; the size, timing and mix of purchases of the Company's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of the Company to continue, manage or forecast its growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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



                                         SIX MONTHS       THREE MONTHS
                                        ENDED JUNE 30    ENDED JUNE 30,
                                        -------------    --------------
                                         2000    1999     2000     1999
                                         ----    ----     ----     ----

Revenues                                100.0%  100.0%   100.0%   100.0%
Cost of goods sold                       60.2    55.9     57.4     54.9
Gross profit                             39.8    44.1     42.6     45.1
Selling, general and administrative
  expenses                               25.8    23.1     31.4     28.9
Interest income, net                      1.4     0.4      1.9      0.5
Earnings before income taxes             15.4    21.4     13.1     16.7
Income tax expense                        6.2     8.5      5.3      6.7
Net earnings                              9.2    12.9      7.8     10.0


Revenues decreased to $51,006,000 for the quarter ended June 30, 2000 from $67,173,000 for the quarter ended June 30, 1999, a decrease of $16,167,000 or 24.1%. Revenues decreased to $122,464,000 for the six months ended June 30, 2000 from $155,750,000 for the six months ended June 30, 1999, a decrease of $33,286,000 or 21.4%. The decreases for the quarter and six months ended June 30, 2000 were the result of a decrease in the volume of footwear sold partially offset by higher average wholesale prices per pair. The volume of footwear sold decreased to 1,811,000 and 4,449,000 pair for the quarter and six months ended June 30, 2000 from 2,540,000 and 5,732,000 pair for the quarter and six months ended June 30, 1999. The decrease in the volume of footwear sold for the quarter ended June 30, 2000 was primarily the result of decreased sales of the Classic, children's and tennis/court categories of shoes of 22.5%, 36.6% and 44.9%, respectively, partially offset by sales of the training category, a new category for the Company. The average wholesale price per pair increased to $27.21 and $26.39 for the quarter and six months ended June 30, 2000 from $25.39 and $25.87 for the quarter and six months ended June 30, 1999, increases of 7.2% and 2.0%, respectively. The increase in the average wholesale price per pair for the quarter and six months ended June 30, 2000, is primarily attributable to the introduction of new styles in the Classic and training categories at higher average wholesale prices, and a decrease in the children's category which carries a lower average wholesale price.

Domestic revenues decreased 26.5% to $46,239,000 for the quarter ended June 30, 2000 from $62,913,000 for the quarter ended June 30, 1999. Domestic revenues decreased 23.7% to $109,872,000 for the six months ended June 30, 2000 from $143,900,000 for the six months ended June 30, 1999. International revenues increased 11.9% to $4,767,000 for the quarter ended June 30, 2000 from $4,260,000 for the quarter ended June 30, 1999. International revenues increased 6.3% to $12,592,000 for the six months ended June 30, 2000 from $11,850,000 for the six months ended June 30, 1999. International revenues, as a percentage of total revenues, increased to 9.4% and 10.3% for the quarter and six months ended June 30, 2000 as compared with 6.3% and 7.6% for the quarter and six months ended June 30, 1999.

Gross profit margins, as a percentage of revenues, decreased to 42.6% for the quarter ended June 30, 2000, from 45.1% for the quarter ended June 30, 1999. Gross profit margins, as a percentage of revenues, decreased to 39.8% from 44.1% for the six months ended June 30, 2000 and 1999, respectively. Gross profit margins decreased for the quarter ended June 30, 2000 primarily due to changes in the geographic mix of sales as well as less favorable operating efficiencies in the Company's sourcing operations due to lower contract manufacturing volume during the quarter. Gross profit margins decreased for the six months ended June 30, 2000 primarily due to close-out sales, which carry lower margins. In addition, gross profit margins also decreased due to changes in the geographic and product mix of sales.

Selling, general and administrative expenses decreased to $16,006,000 (31.4% of revenues) and $31,534,000 (25.8% of revenues) for the quarter and six months ended June 30, 2000, respectively, from $19,394,000 (28.9% of revenues) and $36,019,000 (23.1% of revenues) for the quarter and six months ended June 30, 1999, respectively, decreases of $3,388,000 and $4,485,000 or 17.5% and 12.5%, respectively. The decreases in these expenses for the quarter ended June 30, 2000 were primarily the result of decreases in advertising costs, bonus expense and commissions. In the quarter ended June 30, 2000, the Company decided to suspend for the remainder of 2000 the reversal provisions of the Company's EVA bonus system which resulted in higher than expected selling, general and administrative expenses for the second quarter of 2000. The decreases in these selling, general and administrative expenses for the six months ended June 30, 2000 were primarily the result of reductions of the accruals for an employee incentive bonus system due to diminished financial performance in the first three months of 2000 compared to the first three months of 1999 plus the Company's decision in the second quarter of 2000 to suspend the reversal provisions of the Company's EVA bonus system, along with decreased commissions, partially offset by an increase in advertising costs.

Net interest income was $946,000 (1.9% of revenues) and $1,662,000 (1.4% of revenues) for the quarter and six months ended June 30, 2000, respectively, compared to $345,000 (0.5% of revenues) and $618,000 (0.4% of revenues) for the quarter and six months ended June 30, 1999, respectively, increases of $601,000 and $1,044,000, respectively. The increase in net interest income was primarily due to higher average balances and rates for the quarter and six months ended June 30, 2000 as compared to the quarter and six months ended June 30, 1999.

The Company's effective tax rate increased to 40.1% of earnings before income tax from 39.8% for the six months ended June 30, 2000 and 1999, respectively.

Net earnings decreased 41.0% to $3,971,000 for the quarter ended June 30, 2000 from $6,736,000 for the quarter ended June 30, 1999. Net earnings decreased 43.5% to $11,308,000 for the six months ended June 30, 2000 from $20,022,000 for the six months ended June 30, 1999.

At June 30, 2000 and 1999, domestic futures orders with start ship dates from July through December 2000 and 1999 were approximately $65,113,000 and $115,313,000, respectively, a decrease of 43.5%. At June 30, 2000 and 1999, international futures orders with start ship dates from July through December 2000 and 1999 were approximately $7,406,000 and $6,514,000, respectively, an increase of 13.7%. At June 30, 2000 and 1999 total futures orders with start ship dates from July through December 2000 and 1999 were approximately $72,519,000 and $121,827,000, respectively, a decrease of 40.5%. The 40.5%
decrease in total futures orders is comprised of a 26.8% decrease in the third quarter futures orders and a 62.8% decrease in the fourth quarter futures orders. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company generated cash of $23,348,000 and $9,347,000 from its operating activities during the six months ended June 30, 2000 and 1999, respectively. Cash provided by operations for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 varied primarily due to changes in net earnings, accounts receivable, inventories, accounts payable and accrued liabilities.

The Company had a net outflow of cash from its investing activities for the six months ended June 30, 2000 and 1999 due to the purchase of property, plant and equipment.

The Company had a net outflow of cash from its financing activities for the six months ended June 30, 2000 primarily due to the purchase of treasury stock.

In October 1999, the Company announced the completion of its April 1998 $20 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2003 up to an additional $25 million of its Class A Common Stock from time to time on the open market, as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchases under all stock repurchase programs from August 1996 through July 20, 2000 (the date of filing of this Form 10-Q) of 3,847,432 shares at an aggregate cost totaling approximately $44,128,000.

No other material capital commitments exist at June 30, 2000. Depending on the Company's future growth rate, funds may be required by operating activities. The Company maintains an agreement with a bank whereby the Company may borrow, in the form of a secured revolving credit facility, up to $30,000,000. This facility currently expires in July 2001. Substantially all of the Company's assets (other than real estate) are pledged as security for this facility. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at the Company's discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility. The Company must meet certain restrictive financial covenants as agreed upon in the facility. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 2000.

The Company's working capital increased $2,347,000 to $116,135,000 at June 30, 2000 from $113,788,000 at December 31, 1999.

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

         None.

ITEM 3:  Defaults Upon Senior Securities.
         -------------------------------

         None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         (a) The Annual Meeting of Stockholders was held May 18, 2000.
         (b) The following directors were elected to serve until the 2001 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:


             Class A Directors    Class B Directors
             -----------------    -----------------
             Stephen Fine         Steven Nichols
             Martyn Wilford       George Powlick
                                  Lawrence Feldman
                                  Jonathan K. Layne

         (c) Of the 6,233,367 shares of Class A Common Stock represented at the meeting, the Class A Directors named in (b) above were elected by the following votes:

                                      No. Of Votes Received
                                      ---------------------
                Name                  For       Withheld Authority
             ----------            ---------    ------------------
             Stephen Fine          6,178,863          44,504
             Martyn Wilford        6,139,114          84,253

             Of the 2,884,926 shares of Class B Common Stock represented at the meeting, the Class B Directors named in (b) above were elected by the following votes:


                                      No. Of Votes Received
                                      ---------------------
                Name                  For       Withheld Authority
             ----------           ----------    ------------------
             Steven Nichols       28,849,260            -
             George Powlick       28,849,260            -
             Lawrence Feldman     28,849,260            -
             Jonathan K. Layne    28,849,260            -

         (d) At the Annual Meeting, the Company's stockholders adopted and approved the Company's Economic Value Added Bonus Plan and related performance goals. The number of votes cast for and against such proposal were as follows:


                                              No. Of Votes Received
                                               Class A and Class B
                                               -------------------
             In Favor                               34,737,702
             Opposed                                   108,799
             Abstain                                   226,126

ITEM 5:  Other Information.
         -----------------

         None.

ITEM 6:  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)  Exhibits

              10.31 Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000.

              27 -  Financial Data Schedule

         (b)  Reports on Form 8-K
              There were no reports filed on Form 8-K during the second quarter of 2000.

                                  SIGNATURES
                                  ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         K-Swiss Inc.


Date: July 19, 2000                      By: /s/ George Powlick
                                             --------------------------
                                             George Powlick,
                                             Vice President Finance and
                                             Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                         Page
-------                                                                         ----
10.31     Employment Agreement between the Registrant and Steven B. Nichols
          Dated as of May 18, 2000

27        Financial Data Schedule