Form 10-Q
period 2000-09-30
K SWISS INC
filed 2000-10-19
CIK 862480

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                                  (Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
     Exchange Act of 1934 For the period ended September 30, 2000
                                               ---------------------------------
                                       OR

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_________to_____________

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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at October 18, 2000:

                              Class A  7,025,419
                              Class B  3,003,978

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------

                                 K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                                   September 30,   December 31,
                                                                       2000           1999
                                                                   -------------   ------------
                                                                    (Unaudited)
                                              ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                             $  70,727      $  53,119
 Accounts receivable, less allowance for doubtful
   accounts of $804 and $1,740 as of September 30, 2000
   and December 31, 1999, respectively                                    36,336         27,950
 Inventories                                                              28,271         44,164
 Prepaid expenses and other                                                2,762          4,051
 Deferred taxes                                                            1,392          1,946
                                                                        --------       --------
    Total current assets                                                 139,488        131,230
PROPERTY, PLANT AND EQUIPMENT, net                                         8,651          8,848
OTHER ASSETS
 Intangible assets                                                         4,020          4,179
 Other                                                                     2,553          2,515
                                                                        --------       --------
                                                                           6,573          6,694
                                                                        --------       --------
                                                                       $ 154,712      $ 146,772
                                                                        ========       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Bank lines of credit                                                  $     749      $     353
 Current maturities of subordinated debentures                               500            500
 Trade accounts payable                                                    6,449          4,588
 Accrued liabilities                                                      10,597         12,001
                                                                        --------       --------
    Total current liabilities                                             18,295         17,442
OTHER LIABILITIES                                                          8,468         10,196
DEFERRED TAXES                                                             7,866          7,104
STOCKHOLDERS' EQUITY
 Preferred Stock-authorized 2,000,000 shares of
   $.01 par value; none issued and outstanding                                 -              -
Common Stock:
 Class A-authorized 18,000,000 shares of $.01 par value;
   11,041,751 shares issued, 7,079,819 shares outstanding and
   3,961,932 shares held in treasury at September 30, 2000 and
   11,006,155 shares issued, 7,727,223 shares outstanding and
   3,278,932 shares held in treasury at December 31, 1999                    110            110
 Class B-authorized 10,000,000 shares of $.01 par value; issued and outstanding 3,003,978 shares at September 30, 2000 and
   3,013,978 shares at December 31, 1999                                      30             30
 Additional paid-in capital                                               40,413         40,017
 Treasury stock                                                          (46,279)       (36,766)
 Retained earnings                                                       126,315        109,122
 Accumulated other comprehensive earnings -
   Foreign currency translation                                             (506)          (483)
                                                                        --------       --------
                                                                         120,083        112,030
                                                                        --------       --------
                                                                       $ 154,712      $ 146,772
                                                                        ========       ========

     The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                          AND COMPREHENSIVE EARNINGS
               (Amounts in thousands, except per share amounts)

                                  (Unaudited)

                                                     NINE MONTHS                     THREE MONTHS
                                                  ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                  -------------------             -------------------

                                                     2000        1999               2000       1999
                                                     ----        ----               ----       ----
Revenues                                           $182,930   $235,884             $60,466   $80,134
Cost of goods sold                                  109,179    132,707              35,477    45,625
                                                   --------   --------             -------   -------
  Gross profit                                       73,751    103,177              24,989    34,509
Selling, general and administrative
  expenses                                           46,869     55,462              15,335    19,443
                                                   --------   --------             -------   -------
  Operating profit                                   26,882     47,715               9,654    15,066
Interest income, net                                  2,496      1,101                 834       483
                                                   --------   --------             -------   -------
   Earnings before income taxes                      29,378     48,816              10,488    15,549
Income tax expense                                   11,724     19,457               4,142     6,212
                                                   --------   --------             -------   -------
   NET EARNINGS                                    $ 17,654   $ 29,359             $ 6,346   $ 9,337
                                                   ========   ========             =======   =======

Earnings per common share (Note 3)
   Basic                                           $   1.70   $   2.66             $   .63   $   .84
                                                   ========   ========             =======   =======
   Diluted                                         $   1.63   $   2.55             $   .59   $   .80
                                                   ========   ========             =======   =======

Net earnings                                       $ 17,654   $ 29,359             $ 6,346   $ 9,337
Other comprehensive (loss) income, net of tax -
   Foreign currency translation adjustments             (23)       (31)                 (7)        7
                                                   --------   --------             -------   -------
Comprehensive net earnings                         $ 17,631   $ 29,328             $ 6,339   $ 9,344
                                                   ========   ========             =======   =======


        The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                  (Unaudited)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        ------------------

                                                           2000       1999
                                                        -------   --------

Net cash provided by operating activities               $27,819   $ 25,888
Cash flows from investing activities:
  Purchase of property, plant and equipment                (826)    (1,686)
  Proceeds from sale of property                             12         16
                                                        -------   --------
    Net cash used in investing activities                  (814)    (1,670)
Cash flows from financing activities:
  Net borrowings under bank lines of credit                 395      1,827
  Purchase of treasury stock                             (9,513)   (12,989)
  Proceeds from stock options exercised                     141      5,785
  Payment of dividends                                     (461)      (501)
                                                        -------   --------
    Net cash used in financing activities                (9,438)    (5,878)
Effect of exchange rate changes on cash                      41        (26)
                                                        -------   --------
         Net increase in cash and cash equivalents       17,608     18,314
Cash and cash equivalents at beginning of period         53,119     37,360
                                                        -------   --------
Cash and cash equivalents at end of period              $70,727   $ 55,674
                                                        =======   ========

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
  Income tax benefit of options exercised               $   256   $  9,000

Cash paid during the period for:
  Interest                                              $    76   $     71
  Income taxes                                          $ 9,474   $ 12,968


        The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of September 30, 2000 and the results of its operations and its cash flows for the nine and three months ended September 30, 2000 and 1999. The results of operations and cash flows for the nine and three months ended September 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999.

2. The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). In May 1998, the IRS issued its final report proposing additional taxes of an aggregate of approximately $1,561,000 plus penalties and interest for these years. The Company is protesting the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993, 1995 and 1996 are currently under examination by the IRS. In August 2000, the IRS issued its final report proposing additional taxes for the years ended 1993, 1995, and 1996 of an aggregate of approximately $4,985,000 plus penalties and interest for these years. Although no assurance can be given regarding the outcome of such examinations, the Company believes that a majority of taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Therefore, management believes that resolution of the IRS examinations should not have a material adverse impact on the Company's financial position and results of operations.

3. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                             Nine Months Ended September 30,    Three Months Ended September 30,
                            ---------------------------------  ----------------------------------
                                 2000             1999               2000              1999
                            --------------   ----------------  ---------------   ----------------

                                     Per               Per               Per               Per
                                    Share             Share             Share             Share
                            Shares  Amount   Shares  Amount    Shares   Amount   Shares  Amount
                            ------  ------   ------  -------   -------  ------   ------  -------
        Basic EPS           10,375   $1.70   11,036   $ 2.66    10,132   $ .63   11,164  $  . 84
        Effect of dilutive
           stock options       430    (.07)     493     (.11)      553    (.04)     521     (.04)
                            ------   -----   ------   ------    ------   -----   ------  -------
        Diluted EPS         10,805   $1.63   11,529   $ 2.55    10,685   $ .59   11,685  $  . 80
                            ======   =====   ======   ======    ======   =====   ======  =======

     The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                                   Nine Months           Three Months
                                               Ended September 30,    Ended September 30,
                                               -------------------    -------------------
                                                     2000                   2000
                                               -------------------    -------------------
        Options to purchase shares
         of common stock (in thousands)               99                      69
        Exercise price                           $17.06-$47.38           $29.63-$47.38
        Expiration date                           April 2009-             April 2009-
                                                 October 2009            September 2009

     The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                                      Nine Months         Three Months
                                                  Ended September 30,  Ended September 30,
                                                  -------------------  -------------------
                                                          1999                1999
                                                         ------              ------
        Options to purchase shares
          of common stock (in thousands)                    1                    1
        Exercise prices                                  $47.38               $47.38
        Expiration dates                                May 2009             May 2009

4. The Company's predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. Certain reclassifications have been made in the 2000 and 1999 presentations. The following tables summarize segment information (in thousands):

                                                 NINE MONTHS           THREE MONTHS
                                              ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                             --------------------  ---------------------
                                                2000       1999       2000        1999
                                               ------     ------     ------      ------
Revenues from unrelated entities:
     United States                           $163,190   $217,914    $53,318    $ 74,014
     Europe                                    11,972     10,546      3,589       3,279
     Other International                        7,768      7,424      3,559       2,841
                                             --------   --------    -------    --------
                                             $182,930   $235,884    $60,466    $ 80,134
                                             ========   ========    =======    ========
Inter-geographic revenues:
     United States                           $    863   $    773    $   324    $    236
     Europe                                        29         21         15           9
     Other International                        3,295      2,909        975         245
                                             --------   --------    -------    --------
                                             $  4,187   $  3,703    $ 1,314    $    490
                                             ========   ========    =======    ========
Total revenues:
     United States                           $164,053   $218,687    $53,642    $ 74,250
     Europe                                    12,001     10,567      3,604       3,288
     Other International                       11,063     10,333      4,534       3,086
     Less inter-geographic revenues            (4,187)    (3,703)    (1,314)       (490)
                                             --------   --------    -------    --------
                                             $182,930   $235,884    $60,466    $ 80,134
                                             ========   ========    =======    ========
Operating profit (loss):
     United States                           $ 34,297   $ 53,677    $13,049    $ 17,078
     Europe                                    (1,003)      (752)      (432)       (706)
     Other International                          404      3,305         21         529
     Less corporate expenses and
       eliminations                            (6,816)    (8,515)    (2,984)     (1,835)
                                             --------   --------    -------    --------
                                             $ 26,882   $ 47,715    $ 9,654    $ 15,066
                                             ========   ========    =======    ========

                                                               September 30,   December 31,
                                                                   2000            1999
                                                                   ----            ----
Identifiable assets:
     United States                                               $ 72,166        $ 82,114
     Europe                                                         6,227           6,777
     Other International                                           18,615          17,213
     Corporate assets and
       eliminations (1)                                            57,704          40,668
                                                                 --------        --------
                                                                 $154,712        $146,772
                                                                 ========        ========

(1)  Corporate assets include cash and cash equivalents and intangible assets.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notes Regarding Forward-Looking Statements and Analyst Reports

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

                                            NINE MONTHS           THREE MONTHS
                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                       ---------------------  ---------------------
                                         2000         1999        2000       1999
                                         ----         ----        ----       ----
Revenues                                100.0%       100.0%      100.0%     100.0%
Cost of goods sold                       59.7         56.3        58.7       56.9
Gross profit                             40.3         43.7        41.3       43.1
Selling, general and administrative
  expenses                               25.6         23.5        25.4       24.3
Interest income, net                      1.4          0.5         1.4        0.6
Earnings before income taxes             16.1         20.7        17.3       19.4
Income tax expense                        6.4          8.3         6.8        7.7
Net earnings                              9.7         12.4        10.5       11.7

Revenues decreased to $60,466,000 for the quarter ended September 30, 2000 from $80,134,000 for the quarter ended September 30, 1999, a decrease of $19,668,000 or 24.5%. Revenues decreased to $182,930,000 for the nine months ended September 30, 2000 from $235,884,000 for the nine months ended September 30, 1999, a decrease of $52,954,000 or 22.4%. The decrease for the quarter ended September 30, 2000 was the result of a decrease in the volume of footwear sold at slightly lower average wholesale prices per pair. The decrease for the nine months ended September 30, 2000 was the result of a decrease in the volume of footwear sold partially offset by higher average wholesale prices per pair. The volume of footwear sold decreased to 2,200,000 and 6,649,000 pair for the quarter and nine months ended September 30, 2000 from 2,897,000 and 8,629,000 pair for the quarter and nine months ended September 30, 1999. The decrease in the volume of footwear sold for the quarter ended September 30, 2000 was primarily the result of decreased sales of the Classic, children's and tennis/court categories of shoes of 27.6%, 24.7% and 45.4%, respectively, partially offset by sales of the training category, a new category for the Company. The average wholesale price per pair was $26.67 and $26.48 for the quarter and nine months ended September 30, 2000 compared with $26.77 and $26.18 for the quarter and nine months ended September 30, 1999, respectively.

Domestic revenues decreased 28.0% to $53,318,000 for the quarter ended September 30, 2000 from $74,014,000 for the quarter ended September 30, 1999. Domestic revenues decreased 25.1% to $163,190,000 for the nine months ended September 30, 2000 from $217,914,000 for the nine months ended September 30, 1999. International revenues increased 16.8% to $7,148,000 for the quarter ended September 30, 2000 from $6,120,000 for the quarter ended September 30, 1999. International revenues increased 9.8% to $19,740,000 for the nine months ended September 30, 2000 from $17,970,000 for the nine months ended September 30, 1999. The increase in international revenues for the nine months ended September 30, 2000 was primarily due to an increase in sales within Europe and certain Asian countries. International revenues, as a percentage of total revenues, increased to 11.8% for the quarter and 10.8% for the nine months ended September 30, 2000 as compared with 7.6% for the quarter and nine months ended September 30, 1999.

Gross profit margins, as a percentage of revenues, decreased to 41.3% for the quarter ended September 30, 2000, from 43.1% for the quarter ended September 30, 1999. Gross profit margins, as a percentage of revenues, decreased to 40.3% from 43.7% for the nine months ended September 30, 2000 and 1999, respectively.
Gross profit margins, for the three and nine months ended September 30, 2000, fluctuated primarily due to changes in the product mix of sales.

Selling, general and administrative expenses decreased to $15,335,000 (25.4% of revenues) and $46,869,000 (25.6% of revenues) for the quarter and nine months ended September 30, 2000, respectively, from $19,443,000 (24.3% of revenues) and $55,462,000 (23.5% of revenues) for the quarter and nine months ended September 30, 1999, respectively, decreases of $4,108,000 and $8,593,000 or 21.1% and
15.5%, respectively. The decreases in these expenses for the quarter and nine months ended September 30, 2000 were primarily the result of decreases in advertising costs, bonus expense and commissions.

Net interest income was $834,000 (1.4% of revenues) and $2,496,000 (1.4% of revenues) for the quarter and nine months ended September 30, 2000, respectively, compared to $483,000 (0.6% of revenues) and $1,101,000 (0.5% of revenues) for the quarter and nine months ended September 30, 1999, respectively, increases of $351,000 and $1,395,000, respectively. The increase in net interest income was primarily due to higher average balances and rates for the quarter and nine months ended September 30, 2000 as compared to the quarter and nine months ended September 30, 1999.

The Company's effective tax rate remained at 39.9% of earnings before income tax for both the nine months ended September 30, 2000 and 1999. The income tax benefit of options exercised of $256,000 and $9,000,000 for the nine months ended September 30, 2000 and 1999, respectively, was credited to additional paid-in capital and therefore did not impact the effective tax rate.

Net earnings decreased 32.0% to $6,346,000 for the quarter ended September 30, 2000 from $9,337,000 for the quarter ended September 30, 1999. Net earnings decreased 39.9% to $17,654,000 for the nine months ended September 30, 2000 from $29,359,000 for the nine months ended September 30, 1999.

At September 30, 2000 and 1999, domestic futures orders with start ship dates from October 2000 and 1999 through March 2001 and 2000 were approximately $78,280,000 and $105,054,000, respectively, a decrease of 25.5%. At September 30, 2000 and 1999, international futures orders with start ship dates from October 2000 and 1999 through March 2001 and 2000 were approximately $8,462,000 and $8,073,000, respectively, an increase of 4.8%. At September 30, 2000 and 1999 total futures orders with start ship dates from October 2000 and 1999 through March 2001 and 2000 were approximately $86,742,000 and $113,127,000, respectively, a decrease of 23.3%. The 23.3% decrease in total futures orders is comprised of a 37.1% decrease in the fourth quarter 2000 futures orders and an 11.6% decrease in the first quarter 2001 futures orders. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company generated cash of $27,819,000 and $25,888,000 from its operating activities during the nine months ended September 30, 2000 and 1999, respectively. Cash provided by operations for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 varied primarily due to changes in net earnings, inventories, accounts payable and accrued liabilities.

The Company had a net outflow of cash from its investing activities for the nine months ended September 30, 2000 and 1999 due to the purchase of property, plant and equipment.

The Company had a net outflow of cash from its financing activities for the nine months ended September 30, 2000 primarily due to the purchase of treasury stock.

In October 1999, the Company announced the completion of its April 1998 $20 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2003 up to an additional $25 million of its Class A Common Stock from time to time on the open market, as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchases under all stock repurchase programs from August 1996 through October 19, 2000 (the date of filing of this Form 10-Q) of 4,016,332 shares at an aggregate cost totaling approximately $47,563,000.

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

The Company's European offices have agreements with a bank whereby they can borrow up to $4,500,000 in the form of secured revolving credit facilities. These facilities are made available until terminated by either party.

No other material capital commitments exist at September 30, 2000. Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 2000.

The Company's working capital increased $7,405,000 to $121,193,000 at September 30, 2000 from $113,788,000 at December 31, 1999.

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

         (b)  Reports on Form 8-K
              There were no reports filed on Form 8-K during the third quarter of 2000.

                                  SIGNATURES
                                  ----------




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        K-Swiss Inc.


Date:  October 19, 2000                 By:  /s/ George Powlick
                                             -----------------------------------
                                             George Powlick,
                                             Vice President Finance and
                                             Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                           Page
-------                                           ----

27         Financial Data Schedule