Form 10-K405
period 2000-12-31
K SWISS INC
filed 2001-02-27
CIK 862480

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  [X]               OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                              [ ]

  The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the Registrant on February 26, 2001 based on the closing price of the Class A Common Stock on the Nasdaq National Market on such date was $228,033,152.

  The number of shares of the Registrant's Class A Common Stock outstanding at February 26, 2001 was 6,994,298 shares. The number of shares of the Registrant's Class B Common Stock outstanding at February 26, 2001 was 2,953,478 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the Registrant's 2001 Annual Stockholders Meeting are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  K-SWISS INC.

                      INDEX TO ANNUAL REPORT ON FORM 1O-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               ----------------

            Caption                                                         Page
            -------                                                         ----
 PART I
 Item 1.    Business.....................................................     3

 Item 2.    Properties...................................................    10

 Item 3.    Legal Proceedings............................................    10

 Item 4.    Submission of Matters to a Vote of Security Holders..........    10

 Item 4(a). Executive Officers of the Registrant.........................    10

 PART II

 Item 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................    12

 Item 6.    Selected Financial Data......................................    13

 Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    14

 Item 8.    Financial Statements and Supplementary Data..................    20

 Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................    39

 PART III

 Item 10.   Directors and Executive Officers of the Registrant...........    39

 Item 11.   Executive Compensation.......................................    39

 Item 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................    39

 Item 13.   Certain Relationships and Related Transactions...............    39
 PART IV

 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
            8-K..........................................................    40

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

Products

  The following table summarizes the K-Swiss product lines and sets forth the approximate contribution to revenues (in dollars and as a percentage of revenues) attributable to each footwear category for the periods indicated. All footwear categories come in both men's (approximately 50% of 2000 revenues) and women's (approximately 26% of 2000 revenues). Most styles within each footwear category are offered in men's, women's and children's.

                                                    Revenues(1)
                                       ----------------------------------------
                                              Year Ended December 31,
                                       ----------------------------------------
                                           2000          1999          1998
                                       ------------  ------------  ------------
   Product Category                       $      %      $      %      $      %
   ----------------                    -------- ---  -------- ---  -------- ---
                                           (Dollar amounts in thousands)
   Classic............................ $142,122  64% $186,477  66% $ 98,312  61%
   Tennis/Court.......................   15,383   7    22,107   8    20,146  13
   Training...........................   10,293   5       --  --        --  --
   Children's.........................   45,347  21    64,434  22    36,491  22
   Other (2)..........................    7,263   3    11,652   4     5,972   4
                                       -------- ---  -------- ---  -------- ---
   Total.............................. $220,408 100% $284,670 100% $160,921 100%
                                       ======== ===  ======== ===  ======== ===
   Domestic (3)....................... $196,730  89% $263,728  93% $144,891  90%
                                       ======== ===  ======== ===  ======== ===

--------
(1) For purposes of this table, revenues do not include other domestic income and fees earned by the Company on sales by foreign licensees and distributors.

(2) Other consists of outdoor shoes, apparel, accessories, sport sandals and blemished shoes.

(3) Included in totals on previous line.

 Footwear

   The Company's product line through 1987 consisted primarily of the Classic. The Classic was originally developed in 1966 as a high-performance tennis shoe. Since that time, the Classic has become a popular casual shoe, by realizing strong sales as the original Classic shoe. The upper of the Classic includes only three separate pieces of leather, which allows for a relatively simple manufacturing process and yields a product with few seams. This simple construction improves the shoe's comfort, fit and durability. The Company has from time to time incorporated certain technical advances in materials and construction, but the Classic has remained relatively unchanged in style since 1966. In 2000, the Company launched Classic Luxury Edition, which sells for slightly more than the original version.

  The Classic, fueled by new products, has evolved into a category of shoes referred to as the Classic category. The Classic category is comprised of three segments, the Classic originals as described above, the K-S Collection and the Limited Edition series.

  The Classic originals segment contains shoes that the Company intends to carry in its product assortment for several years. They generally have shoe characteristics such as d-rings and five stripes, and, because they are multiple season shoes, the Company maintains significant inventory positions of this segment. Significant inventory positions allow for effective EDI programs with retailers which fits into the Company's strategy of attempting to become the retailers most profitable vendor. The K-S Collection comprises shoes offered for several seasons and they generally do not contain d-rings and have diffused or no stripes. Sometimes inventory is maintained on these products. The Limited Edition segment is generally meant as a one-season offering. They are generally fashionable type shoes that are purchased from factories based only on futures orders received from retailers.

  In 1997, the Company launched a high-end performance line of footwear, termed the 7.0 System (after the NTRP rating system). The line is sold mainly in tennis specialty and pro shops. This has become the flagship product of the tennis category. With the 7.0 line priced at the higher end of the market, the Si-18 Series is a collection of popularly priced tennis products.

  In 2000, the Company entered a second performance category, training. To further differentiate the line of shoes from the Company's competitors, the Company created three distinct segments: Speed, Strength and Endurance. The speed shoes compete with moderately priced running shoes, while strength shoes compete with moderately priced cross training shoes and endurance shoes are marketed vs. trail running shoes.

  Presently, the Company competes in the Classic category (casual), training, tennis and children's footwear. Each product category has certain styles designated as core products. The Company's core products offer style continuity and often include on-going improvement. The Company believes its core product program is a critical factor in attempting to achieve the Company's goal of becoming the "retailers' most profitable vendor". The core program tends to minimize retailers' markdowns and maximizes the effectiveness of marketing expenditures because of longer product life cycles.

 Apparel and Accessories

  The Company markets a limited line of K-Swiss branded apparel and accessories. The products are designed with the same classic strategies used in the footwear line. Classic styling allows the Company to appeal to a variety of new markets from an urban distribution to an upscale suburban consumer. The products represent high quality with an exceptional value.

  In 1999, the Company introduced a new 7.0 line of high tech tennis apparel to complement its performance 7.0 footwear. The product line consists of world class apparel (skirts, shorts, tops, polo's, dresses and warm-ups) for both Men and Women. The Company also offers a collection for the casual athletic consumer consisting of tee shirts, caps, socks and bags.

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

  In 2000, K-Swiss used television as its largest single marketing expenditure. The campaign was run primarily on network and cable television, and was supported by several sports, music and general interest/fashion magazines. The campaign supported K-Swiss' launch of training products.

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

  The Company's footwear products are sold domestically through approximately 42 independent regional sales representatives and eight Company-employed sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These representatives sold to approximately 3,000, 3,100 and 3,100 separate accounts as of December 31, 2000, 1999 and 1998. The Company's strategy is to increase its account base of upscale retail outlets in a controlled manner.

  During 2000, the Venator group of stores and affiliates accounted for approximately 23% of total revenues. See Note L to the Company's Consolidated Financial Statements. No other domestic customer accounted for more than 10% of total revenues during this period.

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

  In 1999, seeking to expand the brand's reach, provide product distribution to consumers that do not otherwise have the ability to purchase its products and to take advantage of the new advances in technology and the internet, the Company initiated an effort to better utilize the internet and the World Wide Web. The approach was two pronged. The K-Swiss website (www.kswiss.com) was enhanced and is visually integrated with the television campaign on training. The second part of the strategy led to the creation of a new entity called K-Swiss Direct. K-Swiss Direct's function is to provide the end consumers an alternate method of acquiring its products when they cannot find the product in their local retail outlets or do not have reasonable access to retail outlets carrying the product. Using the internet, consumers can purchase select footwear and apparel, at prices competitive with the Company's retailers, and have it shipped directly to them.

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

  By the end of 2000, K-Swiss was working through 5 international subsidiaries and 28 distributors to market K-Swiss products in potentially 50 countries.

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

Manufacturing

  In 2000, approximately 82% of the Company's footwear products were manufactured in China, 17% in Thailand, and 1% in Taiwan. This shift from prior years in the geographic sourcing of production capacity occurred primarily because of lower prevailing labor wage rates in China and certain other factors. Although the Company has no long-term manufacturing agreements and competes with other athletic shoe companies for production facilities (including companies that are much larger than the Company), management believes that the Company's relationships with its footwear producers are satisfactory and that it has the ability to develop, over time, alternative sources for its footwear. The Company's operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

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

  During 2000, the Company's apparel and accessory products were manufactured in Macau, China, Thailand, Taiwan and the United States by certain manufacturers selected by the Company.

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

  The Company's footwear products are subject to the United States customs duties which range from 8.5% to 10.5% on footwear made principally of leather to duties on synthetic and moderately priced canvas shoes of 20.0% to 37.5% plus, for certain styles, $.90 per pair. Currently, approximately 81% of the Company's footwear volume is derived from sales of leather footwear and approximately 19% of the Company's footwear volume is derived from sales of synthetic and canvas footwear.

  A large portion of the Company's imported products are manufactured in the People's Republic of China ("China"). As discussed below, the continued importation of these products could be affected by any one of several significant trade issues that presently impact U.S.-China relations.

  After a serious dispute with the United States Trade Representative ("USTR") over the protection of intellectual property rights in China, including the threat by the USTR to impose trade sanctions, the Chinese government agreed to meet its enforcement obligations. That agreement is now being monitored by the USTR, and the failure of China to comply with its obligations could result in trade sanctions in the future, including the imposition of retaliatory tariffs that might affect the Company's imports of footwear from China. From time to time there have been other trade disputes with China, involving such things as market access, textile quotas, automotive industry policies, and agricultural products. These and other such matters could also present problems in the future that might lead to trade sanctions affecting the Company's imports of footwear.

Backlog

  At December 31, 2000 and 1999, domestic futures orders with start ship dates from January through June 2001 and 2000 were approximately $93,364,000 and $95,309,000, respectively, a decrease of 2%. At December 31, 2000 and 1999, international futures orders with start ship dates from January through June 2001 and 2000 were approximately $10,514,000 and $10,437,000, respectively, an increase of 1%. At December 31, 2000 and 1999 total futures orders with start ship dates from January through June 2001 and 2000 were approximately $103,878,000 and $105,746,000, respectively, a decrease of 2%. The 2% decrease in total futures orders is comprised of a 4% increase in the first quarter 2001 futures orders and a 10% decrease in the second quarter 2001 futures orders. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog.

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

Competition

  The athletic footwear industry is highly competitive, and sales growth of athletic and athletic-style leisure footwear slowed considerably in 2000, increasing competition. The largest domestic marketers of footwear are Nike and adidas, while the international market is dominated by Nike, adidas and Reebok. Each of these companies has substantially greater financial, distribution and marketing resources as well as greater brand awareness than the Company.

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

Trademarks and Patents

  The Company utilizes trademarks on all of its products and believes that its products are more marketable on a long-term basis when identified with distinctive markings. K-Swiss(R) is a registered trademark in the United States and certain other countries. The Company's name is not registered as a trademark in certain countries because of restrictions on registering names having geographic connotations. However, since K-Swiss is not a geographic name, the Company has often secured registrations despite such objections. The Company's shield emblem and the five-stripe design are also registered in the United States and certain foreign countries. The five-stripe design is not presently registered in some countries because it has been deemed ornamental by regulatory authorities. The five-stripe design has not been registered in Germany because of a possible conflict with adidas' three-stripe design mark. The Company selectively seeks to register the names of its shoes, its logos and the names given to certain of its technical and performance innovations, including Aosta(R) rubber and Silicone Formula 18(R). The Company has obtained patents in the United States regarding the Bio Feedback(R) ankle support system, the Shock Spring(R) cushioning system incorporated into K-Swiss'
7.0 System performance tennis shoes and training line, the D.R. Cinch System(R), the stability design incorporated in the Si-18(R) tennis shoe, and other features. The Company vigorously defends its trademarks and patent rights against infringement worldwide and employs independent security consultants to assist in such protection. To date, the Company is not aware of any significant counterfeiting problems regarding its products.

Employees

  At December 31, 2000, the Company employed 175 persons in the United States, 106 persons in Taiwan, China and Thailand, 32 persons in England and the Netherlands and 6 persons elsewhere.

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

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 4(a). Executive Officers of the Registrant

  The executive officers of the Company are as follows:

                     Age at
                  December 31,
       Name           2000                     Position
       ----       ------------                 --------
 Steven Nichols        58      Chairman of the Board and President
 Preston Davis         56      Vice President--Sales
 Edward Flora          49      Vice President--Operations
 Lee Green             47      Corporate Counsel
 Thomas Harrison       58      Senior Vice President
 Deborah Mitchell      39      Vice President--Marketing
 George Powlick        56      Vice President--Finance, Chief Financial
                                Officer, Secretary and Director
 Janice Smith          39      Corporate Controller
 Brian Sullivan        47      Vice President--National Accounts
 Peter Worley          40      Vice President--Product Development

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers (now the Nasdaq National Market) upon completion of the Company's initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 2000 and 1999 as reported by Nasdaq were as follows:

                                   March 31, June 30, September 30, December 31,
                                   --------- -------- ------------- ------------
     2000
       Low........................   10.00    11.75       15.38        21.38
       High.......................   18.75    16.06       23.88        28.50
     1999
       Low........................   13.13    23.69       28.38        10.81
       High.......................   34.13    59.81       52.63        31.50

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

  The Class A Common Stock is listed on the Nasdaq National Market under the symbol KSWS.

  The number of stockholders of record of the Class A Common Stock on December 31, 2000 was 92. However, based on available information, the Company believes that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 5,100.

  There is currently no established public trading market for the Company's Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 2000 was 11.

Dividend Policy

  The Company announced on February 16, 1994 that the Company's Board of Directors was initiating a cash dividend program payable at an annual rate of 4 cents per common share. On February 8, 1999, the Company announced an increase in the cash dividend per share to an annual rate of 6 cents per common share. The Board declared quarterly dividends of 1.5 cents per share to stockholders of record as of the close of business on the last day of each quarter in 2000 and 1999, respectively. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The Company is currently limited in the extent to which it is able to pay dividends under the Company's revolving credit agreement. See Note D to the Company's Consolidated Financial Statements.

Item 6. Selected Financial Data

  The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2000 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein.

                                              Year ended December 31,
                                    --------------------------------------------
                                      2000     1999     1998     1997     1996
                                    -------- -------- -------- -------- --------
                                       (In thousands, except per share data)
Income Statement Data
Revenues..........................  $221,629 $285,497 $161,540 $116,213 $106,833
Cost of goods sold................   132,888  162,658   90,925   70,769   72,320
                                    -------- -------- -------- -------- --------
  Gross Profit....................    88,741  122,839   70,615   45,444   34,513
Selling, general and
 administrative expenses..........    57,300   67,885   51,220   40,074   33,440
                                    -------- -------- -------- -------- --------
  Operating profit................    31,441   54,954   19,395    5,370    1,073
Interest income, net..............     3,597    1,784    1,853    1,823    1,527
                                    -------- -------- -------- -------- --------
  Earnings before income taxes....    35,038   56,738   21,248    7,193    2,600
Income tax expense................    13,979   22,454    8,702    3,020    1,869
                                    -------- -------- -------- -------- --------
  Net earnings....................  $ 21,059 $ 34,284 $ 12,546 $  4,173 $    731
                                    ======== ======== ======== ======== ========
Earnings per share
Basic.............................  $   2.05 $   3.12 $   1.15 $    .36 $    .06
                                    ======== ======== ======== ======== ========
Diluted...........................  $   1.96 $   2.99 $   1.10 $    .35 $    .06
                                    ======== ======== ======== ======== ========
Weighted average number of shares
 outstanding
Basic.............................    10,283   10,972   10,914   11,688   12,911
Diluted (1).......................    10,750   11,452   11,432   11,927   12,985

Balance Sheet Data (at period end)
Current assets....................  $142,677 $131,230 $102,002 $ 91,053 $ 90,537
Current liabilities...............    22,109   17,442   18,703   14,662   11,240
Total assets......................   157,427  146,772  115,465  101,195  100,275
Total debt (2)....................     1,046      853      655    1,142    1,711
Stockholders' equity..............   120,219  112,030   83,268   75,865   79,569

--------
(1) Includes common stock and dilutive potential common stock (options).

(2) Includes all interest-bearing debt and capital lease obligations, but excludes outstanding letters of credit ($5,021,000, $8,765,000, $7,703,000, $12,156,000 and $8,000,000 as of December 31, 2000, 1999,
    1998, 1997 and 1996).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

  "Forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission ("the S.E.C."), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "intend", "plan", "project", "will be", "will continue", "will likely result", or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions (including the current Asian economic situation); the size and growth of the overall athletic footwear and apparel markets; the size of the Company's competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of the Company's new training shoe line; market acceptance of new Limited Edition product; market acceptance of non-performance product in Europe; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for the Company's products; the size, timing and mix of purchases of the Company's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of the Company to continue, manage or forecast its growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

                                                               Year ended
                                                              December 31,
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
     Revenues.............................................. 100.0% 100.0% 100.0%
     Cost of goods sold....................................  60.0   57.0   56.3
     Gross profit..........................................  40.0   43.0   43.7
     Selling, general and administrative expenses..........  25.8   23.7   31.7
     Interest income, net..................................   1.6    0.6    1.2
     Earnings before income taxes..........................  15.8   19.9   13.2
     Income tax expense....................................   6.3    7.9    5.4
     Net Earnings..........................................   9.5   12.0    7.8

2000 Compared to 1999

  Total revenues decreased 22.4% to $221,629,000 in 2000 from $285,497,000 in
1999. This decrease was attributable to a decrease in the volume of footwear sold partially offset by a slight increase in the average underlying wholesale price per pair. The volume of footwear sold decreased 22.2% to 8,156,000 pair in 2000 from 10,490,000 pair in 1999. The average wholesale price per pair was $26.21 in 2000 and $26.16 in 1999. The major changes in volume for footwear categories are as follows: Classics, children's and tennis/court categories decreased 23%, 26% and 35%, respectively, partially offset by sales in the training category, a new category for the Company.

  Domestic revenues decreased 25.3% to $197,262,000 in 2000 from $264,054,000 in 1999. International product revenues increased 13.1% in 2000 to $23,679,000 from $20,943,000 in 1999. International revenues, as a percentage of total revenues, increased to 11.0% in 2000 from 7.5% in 1999. Fees earned by the Company on sales by foreign licensees and distributors were $688,000 for 2000 and $500,000 for 1999.

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

  At December 31, 2000 domestic and international futures orders with start ship dates from January through June 2001 were approximately $93,364,000 and $10,514,000, respectively, 2% lower and 1% higher, respectively, than such orders were at December 31, 1999 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "future" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

  Gross profit margins decreased, as a percentage of revenues, to 40.0% in 2000 from 43.0% in 1999. Gross profit margins decreased primarily due to changes in the domestic/international and product mix of sales.

  Selling, general and administrative expenses decreased 15.6% to $57,300,000 (25.8% of revenues) in 2000 from $67,885,000 (23.7% of revenues) in 1999. The decrease in the amounts for the year ended December 31, 2000 compared to the year ended December 31, 1999 was primarily the result of a decrease in direct advertising costs, commissions and bonus expense. Also there was additional bad debt expense recorded in 1999 due to the bankruptcy of one of the Company's larger customers. The Company believes the somewhat reduced level of direct advertising and promotion will not have a material impact on future sales levels. The increase in selling, general and administrative expenses, as a percentage of revenues, was due primarily to these expenses decreasing at a slower rate than revenues during 2000.

  Net interest income was $3,597,000 (1.6% of revenues) in 2000 compared to $1,784,000 (0.6% of revenues) in 1999, an increase of $1,813,000 or 101.6%.
This increase in net interest income was the result of increased rates earned on commercial paper investments and higher average balances on commercial paper investments.

  The Company's effective tax rate increased to 39.9% in 2000 from 39.6% in 1999. The $197,000 and $8,410,000 income tax benefit of options exercised during 2000 and 1999, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate.

  Net earnings decreased 38.6% to $21,059,000 or $1.96 per share (diluted earnings per share) in 2000 from $34,284,000 or $2.99 per share (diluted earnings per share) in 1999.

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

  Domestic revenues increased 81.7% to $264,054,000 in 1999 from $145,293,000 in 1998. International product revenues increased 30.6% in 1999 to $20,943,000 from $16,030,000 in 1998. International revenues, as a percentage of total revenues, decreased to 7.5% in 1999 from 10.1% in 1998. Fees earned by the Company on sales by foreign licensees and distributors were $500,000 for 1999 and $217,000 for 1998.

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

  Net earnings increased 173.3% to $34,284,000 or $2.99 per share (diluted earnings per share) in 1999 from $12,546,000 or $1.10 per share (diluted earnings per share) in 1998.

Liquidity and Capital Resources

  The Company experienced a net cash inflow of approximately $27,235,000, $31,536,000 and $4,473,000 from its operating activities during 2000, 1999 and 1998, respectively. Cash provided by operations in 2000 decreased from 1999, due to a decrease in net earnings, as well as differences in the amounts of changes in accounts receivable, inventories, deferred income taxes, prepaid expenses and other assets, and accounts payable and accrued liabilities. Cash provided by operating activities for the year ended 1999 as compared to 1998 varied primarily due to differences in the amounts of changes in prepaid expenses and other assets, inventories, and accounts receivable, as well as an increase in net earnings.

  The Company had a net outflow of cash from its investing activities during 2000 from the net purchase of property, plant and equipment, partially offset by the cash received in the acquisition of 1166789 Ontario Inc. The Company had a net outflow of cash from its investing activities during 1999 from the net purchase of property, plant and equipment.

  In 2000 and 1999, the net cash provided by operating activities was used for the purchase of treasury stock and to pay cash dividends, partially offset by proceeds from stock options exercised and borrowings under bank lines of credit.

  The Company anticipates future cash needs for principal repayments required pursuant to its lines of credit facilities. In addition, depending on the Company's future growth rate, additional funds may be required by operating activities. Finally, at December 31, 2000, approximately $25,179,000 of foreign subsidiary earnings which are not considered indefinitely invested may eventually be remitted to the parent company as circumstances warrant. Upon receipt of these funds, the Company will use approximately $9,805,000 in cash to pay income taxes previously accrued on these foreign subsidiary earnings. The Company's intention is to repatriate earnings of foreign operations as cash needs and other circumstances require. No other material capital commitments exist at December 31, 2000. With continued use of its revolving credit facility (as discussed below), the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 2001.

  On October 8, 1999, the Company announced the completion of its April 1999 $20 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2003 up to an additional $25 million of its Class A Common Stock from time to time on the open market, as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchases under all stock repurchase programs from August 1996 through February 26, 2001 (the day prior to the filing of the Form 10-K) of 4,142,432 shares at an aggregate cost totaling approximately $50,538,000.

  In September 1998, the Company amended an agreement with a bank whereby the Company may borrow, in the form of a secured revolving credit facility, up to $30,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $25,733,000 at

December 31, 2000. This facility currently expires in July 2001. Substantially all of the Company's assets (other than real estate) are pledged as security for this facility. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at the Company's discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility.

  The Company's European offices have agreements with a bank whereby they can borrow up to $6,000,000 in the form of secured revolving credit facilities. The unused portion of these credit facilities was $4,700,000 at December 31, 2000. These facilities are made available until terminated by either party.

  Total debt increased 22.6% to $1,046,000 at December 31, 2000 from $853,000 at December 31, 1999 (excluding outstanding letters of credit of $5,021,000 and $8,765,000 at December 31, 2000 and 1999, respectively). The increase was due to borrowings under bank lines of credit under the Company's credit facilities.

  The Company's working capital increased $6,780,000 to $120,568,000 at December 31, 2000 from $113,788,000 at December 31, 1999.

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

  The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). See Note H to the Company's Consolidated Financial Statements. In May 1998, the IRS issued its final report proposing additional taxes of an aggregate of approximately $1,561,000 plus penalties and interest for these years. The Company is protesting the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993, 1995 and 1996 are currently under examination by the IRS. In August 2000, the IRS issued its final report proposing additional taxes for the years ended 1993, 1995 and 1996 of an aggregate of approximately $4,985,000 plus penalties and interest for these years. The Company has also been recently notified by the IRS that its 1998 tax return will be subject to an IRS examination. Of the total of these assessments for the years ended 1990 through 1996, the Company believes that approximately $3,759,000 of taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. For the remaining assessed taxes of approximately $2,787,000, the Company believes it has meritorious defenses to the IRS challenges although no assurance can be given that the final result of such IRS challenges will not have a material adverse impact on the Company's financial position and results of operations.

Quantitative and Qualitative Disclosures About Market Risk

 Market Risk

  Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company's primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. dollar and each of the following: the British pound, the Dutch guilder, the Eurodollar and the German mark. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves the Company's risk management policies. Market risk is managed based on an ongoing assessment of trends in foreign exchange rates and economic developments, giving consideration to possible effects on both total return and reported earnings.

 Foreign Exchange Rate Risk

  Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from unfavorable movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company's historical primary risk exposures have been from changes in the rates between the U.S. dollar and each of the following: the British pound, the Dutch guilder, the Eurodollar and the German mark, and this trend is expected to continue. To fix the U.S. dollar amount it will receive on sales denominated in British pounds, Dutch guilders, Eurodollars and German marks, the Company enters into forward exchange contracts to sell the foreign currency denominated in those currencies. The extent to which forward exchange contracts are used is modified periodically in response to management's estimate of market conditions and the terms and length of specific sales contracts.

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

  The table below provides information as of December 31, 2000 and 1999 about the Company's foreign currency forward exchange contracts by currency. The information is presented in U.S. dollars:

                                                          December 31,
                                                  -----------------------------
                                                       2000           1999
                                                  -------------- --------------
United Kingdom (Pound Sterling)
  Notional amount................................ $      300,000 $    1,300,000
  Fair value.....................................          5,000          9,000
  Average contractual exchange rate.............. $1.52/UK pound $1.62/UK pound
Europe (Eurodollar)
  Notional amount................................ $    2,500,000            --
  Fair value.....................................            --             --
  Average contractual exchange rate.............. $     .93/Euro            --
Netherlands (Dutch guilder)
  Notional amount................................ $    2,000,000            --
  Fair value.....................................            --             --
  Average contractual exchange rate.............. $      .40/Dfl            --
Germany (Deutsche Mark)
  Notional amount................................            --  $    3,290,000
  Fair value.....................................            --         181,000
  Average contractual exchange rate..............            --  $       .55/DM

  The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts. Based on the Company's overall currency rate exposure at December 31, 2000, a 10% change in currency rates would not have had a material effect on the financial position, results of operations and cash flows of the Company.

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
K-Swiss Inc.

  We have audited the consolidated balance sheets of K-Swiss Inc. as of December 31, 2000 and 1999, and the related consolidated statements of earnings and comprehensive earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Swiss Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

  We have also audited Schedule II of K-Swiss Inc. for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Los Angeles, California
January 19, 2001

                                  K-SWISS INC.

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

                         (Dollar amounts in thousands)

                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------
Current Assets
  Cash and cash equivalents (Note A4)...................... $ 67,350  $ 53,119
  Accounts receivable, less allowance for doubtful accounts
   of $852 and $1,740 for 2000 and 1999, respectively
   (Notes D and L).........................................   25,489    27,950
  Inventories (Notes A5 and D).............................   43,815    44,164
  Prepaid expenses and other...............................    4,452     4,051
  Deferred taxes (Notes A8 and H)..........................    1,571     1,946
                                                            --------  --------
    Total current assets...................................  142,677   131,230
Property, Plant And Equipment, net (Notes A6, B and D).....    8,358     8,848
Other Assets
  Intangible assets (Notes A7, C and D)....................    3,973     4,179
  Other....................................................    2,419     2,515
                                                            --------  --------
                                                               6,392     6,694
                                                            --------  --------
                                                            $157,427  $146,772
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current Liabilities
  Bank lines of credit (Note D)............................ $    546  $    353
  Current maturities of subordinated debentures (Note E)...      500       500
  Trade accounts payable...................................    9,763     4,588
  Accrued liabilities (Note F).............................   11,300    12,001
                                                            --------  --------
    Total current liabilities..............................   22,109    17,442
Other Liabilities (Note G).................................    7,590    10,196
Deferred Taxes (Notes A8 and H)............................    7,509     7,104
Commitments And Contingencies (Notes H and I)..............      --        --
Stockholders' Equity (Note K)
  Preferred Stock--authorized 2,000,000 shares of $.01 par
   value; none issued and outstanding......................      --        --
  Common Stock:
  Class A--authorized 18,000,000 shares of $.01 par value;
   11,080,299 shares issued, 6,992,467 shares outstanding
   and 4,087,832 shares held in treasury at December 31,
   2000 and 11,006,155 shares issued, 7,727,223 shares
   outstanding and 3,278,932 shares held in treasury at
   December 31, 1999.......................................      111       110
  Class B--authorized 10,000,000 shares of $.01 par value;
   issued and outstanding 2,983,478 shares at December 31,
   2000 and 3,013,978 shares at December 31, 1999..........       30        30
  Additional paid-in capital...............................   40,444    40,017
  Treasury Stock...........................................  (49,348)  (36,766)
  Retained earnings (Note D)...............................  129,570   109,122
  Accumulated other comprehensive earnings--
   Foreign currency translation (Note A9)..................     (588)     (483)
                                                            --------  --------
                                                             120,219   112,030
                                                            --------  --------
                                                            $157,427  $146,772
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                            Year Ended December 31,

            (Dollar amounts in thousands, except per share amounts)

                                                      2000      1999      1998
                                                    --------  --------  --------
Revenues (Notes A12, L and M).....................  $221,629  $285,497  $161,540
Cost of goods sold................................   132,888   162,658    90,925
                                                    --------  --------  --------
  Gross profit....................................    88,741   122,839    70,615
Selling, general and administrative expenses (Note
 A13).............................................    57,300    67,885    51,220
                                                    --------  --------  --------
  Operating profit................................    31,441    54,954    19,395
Interest income, net..............................     3,597     1,784     1,853
                                                    --------  --------  --------
  Earnings before income taxes....................    35,038    56,738    21,248
Income tax expense (Notes A8 and H)...............    13,979    22,454     8,702
                                                    --------  --------  --------
  NET EARNINGS....................................  $ 21,059  $ 34,284  $ 12,546
                                                    ========  ========  ========

Earnings per common share (Note A14)
  Basic...........................................  $   2.05  $   3.12  $   1.15
                                                    ========  ========  ========
  Diluted.........................................  $   1.96  $   2.99  $   1.10
                                                    ========  ========  ========

Net Earnings......................................  $ 21,059  $ 34,284  $ 12,546
Other comprehensive (loss) earnings, net of tax--
 Foreign currency translation adjustments.........      (105)      (49)       36
                                                    --------  --------  --------
Comprehensive earnings............................  $ 20,954  $ 34,235  $ 12,582
                                                    ========  ========  ========


        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Three years ended December 31, 2000

                         (Dollar amounts in thousands)

                               Common Stock                           Treasury Stock
                    ------------------------------------            ------------------             Accumulated
                         Class A           Class B       Additional      Class A                      other
                    ----------------- ------------------  paid-in   ------------------  Retained  comprehensive
                      Shares   Amount   Shares    Amount  capital    Shares    Amount   earnings    earnings     Total
                    ---------- ------ ----------  ------ ---------- --------- --------  --------  ------------- --------
Balance at January
 1, 1998..........   8,221,172  $ 82   4,971,144   $ 50   $25,205   2,005,400 $(12,389) $ 63,387      $(470)    $ 75,865
Conversion of
 shares (Note K)..   1,544,588    16  (1,544,588)   (16)      --          --       --        --         --           --
Proceeds from
 exercise of
 options (Note K).      66,968   --          --      --       423         --       --        --         --           423
Income tax benefit
 of options
 exercised........         --    --          --      --       202         --       --        --         --           202
Purchase of
 treasury stock...         --    --          --      --       --      513,532   (5,371)      --         --        (5,371)
Dividends paid
 ($.04 per share)
 (Note D).........         --    --          --      --       --          --       --       (433)       --          (433)
Net earnings for
 the year.........         --    --          --      --       --          --       --     12,546        --        12,546
Foreign currency
 translation
 (Note A9)........         --    --          --      --       --          --       --        --          36           36
                    ----------  ----  ----------   ----   -------   --------- --------  --------      -----     --------
Balance at
 December 31,
 1998.............   9,832,728    98   3,426,556     34    25,830   2,518,932  (17,760)   75,500       (434)      83,268
Conversion of
 shares (Note K)..     412,578     4    (412,578)    (4)      --          --       --        --         --           --
Proceeds from
 exercise of
 options (Note K).     760,849     8         --      --     5,777         --       --        --         --         5,785
Income tax benefit
 of options
 exercised........         --    --          --      --     8,410         --       --        --         --         8,410
Purchase of
 treasury stock...         --    --          --      --       --      760,000  (19,006)      --         --       (19,006)
Dividends paid
 ($.06 per share)
 (Note D).........         --    --          --      --       --          --       --       (662)       --          (662)
Net earnings for
 the year.........         --    --          --      --       --          --       --     34,284        --        34,284
Foreign currency
 translation
 (Note A9)........         --    --          --      --       --          --       --        --         (49)         (49)
                    ----------  ----  ----------   ----   -------   --------- --------  --------      -----     --------
Balance at
 December 31,
 1999.............  11,006,155   110   3,013,978     30    40,017   3,278,932  (36,766)  109,122       (483)     112,030
Conversion of
 shares (Note K)..      30,500   --      (30,500)    --       --          --       --        --         --           --
Proceeds from
 exercise of
 options (Note K).      43,644     1         --      --       230         --       --        --         --           231
Income tax benefit
 of options
 exercised........         --    --          --      --       197         --       --        --         --           197
Purchase of
 treasury stock...         --    --          --      --       --      808,900  (12,582)      --         --       (12,582)
Dividends paid
 ($.06 per share)
 (Note D).........         --    --          --      --       --          --       --       (611)       --          (611)
Net earnings for
 the year.........         --    --          --      --       --          --       --     21,059        --        21,059
Foreign currency
 translation
 (Note A9)........         --    --          --      --       --          --       --        --        (105)        (105)
                    ----------  ----  ----------   ----   -------   --------- --------  --------      -----     --------
Balance at
 December 31,
 2000.............  11,080,299  $111   2,983,478   $ 30   $40,444   4,087,832 $(49,348) $129,570      $(588)    $120,219
                    ==========  ====  ==========   ====   =======   ========= ========  ========      =====     ========

         The accompanying notes are an integral part of this statement.

                                  K-SWISS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                         (Dollar amounts in thousands)

                                                     2000      1999      1998
                                                   --------  --------  --------
Cash flows from operating activities:
  Net earnings...................................  $ 21,059  $ 34,284  $ 12,546
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization................     1,531     1,374       940
    Net (gain) loss on disposal of property,
     plant and equipment.........................        (9)       66      (384)
    Deferred income taxes........................       780    (1,323)   (1,033)
    Decrease (increase) in accounts receivable...     1,663    (1,511)  (10,811)
    Decrease (increase) in inventories...........       671   (10,636)   (6,321)
    (Increase) decrease in prepaid expenses and
     other assets................................      (309)   (2,662)      937
    Increase in accounts payable and accrued
     liabilities.................................     1,849    11,944     8,599
                                                   --------  --------  --------
  Net cash provided by operating activities......    27,235    31,536     4,473
Cash flows from investing activities:
  Cash received in acquisition of 1166789 Ontario
   Inc. net of cash paid.........................       361       --        --
  Proceeds from maturity of investment
   securities....................................       --        --      5,995
  Purchase of property, plant and equipment......      (864)   (2,086)   (5,654)
  Proceeds from disposal of property, plant and
   equipment.....................................        22        29     2,268
                                                   --------  --------  --------
  Net cash (used in) provided by investing
   activities....................................      (481)   (2,057)    2,609
Cash flows from financing activities:
  Net borrowings (repayments) under bank lines of
   credit........................................       216       207      (487)
  Purchase of treasury stock.....................   (12,582)  (19,006)   (5,371)
  Payment of dividends...........................      (611)     (662)     (433)
  Proceeds from stock options exercised..........       231     5,785       423
                                                   --------  --------  --------
  Net cash used in financing activities..........   (12,746)  (13,676)   (5,868)
Effect of exchange rate changes on cash..........       223       (44)       23
                                                   --------  --------  --------
      Net increase in cash and cash equivalents..    14,231    15,759     1,237
Cash and cash equivalents at beginning of year...    53,119    37,360    36,123
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $ 67,350  $ 53,119  $ 37,360
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Non-cash investing activities:
    In December 2000, the Company purchased the
     capital stock of 1166789 Ontario Inc. for
     one dollar. In connection with the
     acquisition, liabilities were assumed as
     follows:
      Fair value of assets acquired..............  $  1,576
      Cash paid for capital stock................       --
                                                   --------
        Liabilities assumed......................  $  1,576
  Non-cash financing activities:
    Income tax benefit of options exercised......  $    197  $  8,410  $    202
  Cash paid during the year for:
    Interest.....................................  $    102  $     98  $    334
    Income taxes.................................  $ 13,509  $ 16,302  $ 10,133

        The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2000, 1999 and 1998

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

3. Basis of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 1999 presentation to conform to the 2000 presentation.

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

                       December 31, 2000, 1999 and 1998

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

11. Financial Risk Management and Derivatives

  The Company enters into foreign exchange contracts in order to reduce the impact of foreign currency fluctuations (British pounds, Eurodollars, Dutch guilders and German marks) and not to

                                 K-SWISS INC.

                       December 31, 2000, 1999 and 1998


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual dollar net cash inflow resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. The Company does not hold or issue financial instruments for trading purposes. The foreign exchange contracts are designated for firmly committed or forecasted sales. These transactions are generally expected to occur in less than one year. Gains and losses related to hedges of firmly committed transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses of foreign exchange contracts that are designated for forecasted transactions are recognized as the exchange rates change. At December 31, 2000 and 1999, deferred gains and losses are not material to the consolidated financial statements.

  The forward exchange contracts generally require the Company to exchange foreign currencies (British pounds, Eurodollars, Dutch guilders and German marks) for U.S. dollars at maturity, at rates agreed to at the inception of the contracts. The counter party to derivative transactions is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the unrealized gains in such contracts should this counter party fail to perform as contracted.

  The aggregate notional principal amounts and fair values of the Company's derivative financial instruments were $4,800,000 and $5,000 at December 31, 2000 respectively, and $4,590,000 and $190,000 at December 31, 1999,
respectively. The estimated fair value of derivatives used to hedge the Company's risks will fluctuate over time. The fair value of the forward exchange contracts is estimated by obtaining quoted market prices.

12. Recognition of Revenues

  Revenues include sales and fees earned on sales by licensees and are recognized upon shipment of goods.

13. Advertising Costs

  Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $15,882,000, $18,461,000 and $13,323,000 for 2000, 1999 and 1998,
respectively.

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

                       December 31, 2000, 1999 and 1998


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                   2000             1999             1998
                             ---------------- ---------------- ----------------
                                    Per Share        Per Share        Per Share
                             Shares  Amount   Shares  Amount   Shares  Amount
                             ------ --------- ------ --------- ------ ---------
Basic EPS................... 10,283   $2.05   10,972   $3.12   10,914   $1.15
Effect of Dilutive Stock
 Options....................    467    (.09)     480    (.13)     518    (.05)
                             ------   -----   ------   -----   ------   -----
Diluted EPS................. 10,750   $1.96   11,452   $2.99   11,432   $1.10
                             ======   =====   ======   =====   ======   =====

  The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                          2000           1999          1998
                                      ------------- -------------- -------------
Options to purchase shares of common
 stock (in thousands)...............       74             69            16
Exercise prices.....................  $18.00-$47.38 $29.63-$47.38  $11.50-$12.81
Expiration dates....................   April 2009-   April 2009-   January 2003-
                                       August 2010  September 2009  August 2008

15. New Accounting Pronouncement

  In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which is effective for 2000. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of the hedged assets, liabilities or firm commitments. The new standard, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. The Company believes the impact of adopting this standard will not be material to results of operations or equity.

NOTE B--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment as of December 31 consists of the following (in thousands):

                                                                2000     1999
                                                               -------  -------
     Building and improvements................................ $ 6,173  $ 5,841
     Furniture, machinery and equipment.......................   6,735    6,309
                                                               -------  -------
                                                                12,908   12,150
     Less accumulated depreciation and amortization...........  (5,245)  (3,997)
                                                               -------  -------
                                                                 7,663    8,153
     Land.....................................................     695      695
                                                               -------  -------
                                                               $ 8,358  $ 8,848
                                                               =======  =======

                                 K-SWISS INC.

                       December 31, 2000, 1999 and 1998


NOTE C--INTANGIBLE ASSETS

  Intangible assets as of December 31 consist of the following (in thousands):

                                                                2000     1999
                                                               -------  -------
     Contingent purchase payments............................. $ 4,579  $ 4,579
     Trademarks...............................................   2,081    2,081
     Other....................................................     --        10
     Less accumulated amortization............................  (2,687)  (2,491)
                                                               -------  -------
                                                               $ 3,973  $ 4,179
                                                               =======  =======

NOTE D--BANK LINES OF CREDIT

  The Company maintains revolving credit facilities whereby it may borrow up to an aggregate of $36,000,000 including outstanding letters of credit and bankers' acceptances. The weighted average interest rate provided under these credit facilities was 7.00% and 6.35% at December 31, 2000 and 1999, respectively. A fee of up to 1/8% of the average unused line is paid for availability of the primary credit facility.

  One of the credit agreements contains certain covenants and financial ratio requirements, including restrictions on dividend payments. At December 31, 2000, $19,760,000 was unrestricted as to the payment of dividends. The amounts borrowed under the facilities are collateralized by substantially all of the assets of the Company.

  Under the most restrictive covenant, the Company must maintain stockholders' equity, including subordinated debt, less intangible assets and exclusive of treasury stock of at least $96,917,000 at December 31, 2000.

NOTE E--SUBORDINATED DEBENTURES

  The subordinated debentures are payable to an officer and a director of the Company. The debentures bear interest at 10%. Interest is due on the unpaid balance quarterly. The debentures are due in full in 2001, however, beginning June 30, 1996 the debenture holders could have required the Company to redeem a portion of principal semi-annually.

NOTE F--ACCRUED LIABILITIES

  Accrued liabilities as of December 31 consist of the following (in thousands):

                                                                  2000    1999
                                                                 ------- -------
     Bonuses.................................................... $ 1,571 $ 1,908
     Advertising................................................     437   2,160
     Production Molds...........................................   1,038   1,246
     Other......................................................   8,254   6,687
                                                                 ------- -------
                                                                 $11,300 $12,001
                                                                 ======= =======

                                 K-SWISS INC.

                       December 31, 2000, 1999 and 1998


NOTE G--OTHER LIABILITIES

  Other liabilities consist of amounts due under employee benefit plans, including the long-term portion of the Company's Economic Value Added ("EVA") incentive program and deferred compensation. Included in other liabilities is $4,640,000 and $8,150,000 as of December 31, 2000 and 1999, respectively, representing accrued bonuses under the Company's EVA incentive program. These amounts are at risk of forfeiture to the plan participants depending on the Company maintaining presently achieved levels of EVA.

NOTE H--INCOME TAXES

  The provision for income taxes includes the following for the years ended December 31 (in thousands):

                                                         2000    1999     1998
                                                        ------- -------  ------
     Current
      United States
       Federal......................................... $11,107 $20,497  $8,258
       State...........................................   2,027   3,125   1,406
      Foreign..........................................      65     155      71
     Deferred
      United States
       Federal.........................................     702  (1,184)   (925)
       State...........................................      78    (139)   (108)
                                                        ------- -------  ------
                                                        $13,979 $22,454  $8,702
                                                        ======= =======  ======

  A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                                               2000  1999  1998
                                                               ----  ----  ----
     U.S. Federal statutory rate.............................. 35.0% 35.0% 35.0%
     State income taxes.......................................  3.9   4.1   4.1
     Net results of foreign subsidiaries......................  0.9   0.1   1.3
     Amortization of intangibles..............................  0.1   0.1   0.3
     Other....................................................  --    0.3   0.3
                                                               ----  ----  ----
                                                               39.9% 39.6% 41.0%
                                                               ====  ====  ====

  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

                                                                   2000   1999
                                                                  ------ ------
     Net current assets.......................................... $1,571 $1,946
     Net non-current liabilities.................................  7,509  7,104
                                                                  ------ ------
     Net liability............................................... $5,938 $5,158
                                                                  ====== ======

                                 K-SWISS INC.

                       December 31, 2000, 1999 and 1998


NOTE H--INCOME TAXES--(Continued)

  Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):

                                                                 2000    1999
                                                                ------- -------
     Assets
       State taxes............................................. $   730 $   822
       Bad debts reserve.......................................     271     626
       Inventory reserve and capitalized costs.................     786     544
       Bonuses.................................................   1,805   3,187
       Deferred compensation plan..............................   1,147     800
       Other...................................................      90      59
                                                                ------- -------
         Gross deferred tax assets.............................   4,829   6,038
     Liabilities
       Unremitted earnings of a foreign subsidiary.............   9,805  10,296
       Contingent purchase payments............................     163     172
       Other...................................................     799     728
                                                                ------- -------
         Gross deferred tax liabilities........................  10,767  11,196
                                                                ------- -------
       Net deferred tax liability.............................. $ 5,938 $ 5,158
                                                                ======= =======

  The Company did not record any valuation allowances against deferred tax assets at December 31, 2000. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.

  The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). In May 1998, the IRS issued its final report proposing additional taxes of an aggregate of approximately $1,561,000 plus penalties and interest for these years. The Company is protesting the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993, 1995 and 1996 are currently under examination by the IRS. In August 2000, the IRS issued its final report proposing additional taxes for the years ended 1993, 1995 and 1996 of an aggregate of approximately $4,985,000 plus penalties and interest for these years. The Company has also been recently notified by the IRS that its 1998 tax return will be subject to an IRS examination. Of the total of these assessments for the years ended 1990 through 1996, the Company believes that approximately $3,759,000 of taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. For the remaining assessed taxes of approximately $2,787,000, the Company believes it has meritorious defenses to the IRS challenges although no assurance can be given that the final result of such IRS challenges will not have a material adverse impact on the Company's financial position and results of operations.

                                 K-SWISS INC.

                       December 31, 2000, 1999 and 1998


NOTE I--COMMITMENTS AND CONTINGENCIES

  The Company leases its principal warehouse facility through January 2003, under an agreement which provides for two options, each of which would extend the lease for three years. In addition, certain property and equipment is leased primarily on a month to month basis. Future minimum rental payments under these leases as of December 31, 2000 are as follows (in thousands):

      Year ending
     December 31,
     ------------
     2001................................................................ $1,298
     2002................................................................  1,101
     2003................................................................    180
     2004................................................................     58
     2005................................................................     44
                                                                          ------
                                                                          $2,681
                                                                          ======

  Rent expense for operating leases was approximately $1,408,000, $1,281,000 and $1,502,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Sublease rental income was approximately $324,000 for the year ended December 31, 2000.

  The Company has subleased approximately 90,000 square feet of its principal warehouse facility to another company for the remainder of its initial lease term. The total of the future minimum rentals to be received as of December 31, 2000 is $674,000.

  The Company has outstanding letters of credit totaling approximately $5,021,000 and $8,765,000 at December 31, 2000 and 1999, respectively. These letters of credit, which have original terms from one month to one year, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is based on fees currently charged for similar agreements and is not significant at December 31, 2000 and 1999.

  The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe it is presently a party to litigation which will have a material adverse effect on its business or operations.

NOTE J--EMPLOYEE BENEFIT PLANS

  In 1988, the Company adopted a discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The expense for this plan was approximately $562,000, $477,000, and $343,000 for 2000, 1999 and 1998,
respectively.

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

                                 K-SWISS INC.

                       December 31, 2000, 1999 and 1998


NOTE K--STOCKHOLDERS' EQUITY--(Continued)

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

  In 1999, the Company adopted the 1999 Stock Incentive Plan under which it is authorized to award up to 600,000 shares or options to employees and directors of the Company. The awards have a term of ten years and generally become fully vested by the end of the fifth year.

  Combined plan transactions for 2000, 1999 and 1998 are as follows:

                               2000               1999                1998
                         ----------------- ------------------- -------------------
                                  Weighted            Weighted            Weighted
                                  average             average             average
                                  exercise            exercise            exercise
                         Shares    price    Shares     price    Shares     price
                         -------  -------- ---------  -------- ---------  --------
Options outstanding
 January 1,............. 707,003   $ 8.06  1,335,020   $ 6.48  1,407,788   $6.58
Granted................. 306,450    11.14    147,000    19.88     46,450    3.38
Exercised............... (43,644)    4.67   (760,849)    7.48    (66,968)   5.93
Canceled................ (32,503)    4.19    (14,168)   12.73    (52,250)   7.11
                         -------           ---------           ---------
Options outstanding
 December 31,........... 937,306     9.36    707,003     8.06  1,335,020    6.48
                         =======           =========           =========
Options available for
 grant at December 31,.. 296,050             650,878             183,710

  Weighted average fair value of options granted during the year are as follows:

                                                            2000   1999   1998
                                                           ------ ------ ------
     Exercise price is below market price at date of
      grant..............................................  $12.36 $19.01 $11.90
     Exercise price equals market price at date of grant.    7.39  20.39   4.60

                                 K-SWISS INC.

                       December 31, 2000, 1999 and 1998


NOTE K--STOCKHOLDERS' EQUITY--(Continued)

  The following information applies to options outstanding at December 31, 2000:

                                      Options Outstanding        Options Exercisable
                                -------------------------------- --------------------
                                             Weighted
                                              average
                                             remaining  Weighted             Weighted
                                            contractual average              average
                                  Number       life     exercise   Number    exercise
     Range of exercise prices   outstanding   (years)    price   exercisable  price
     ------------------------   ----------- ----------- -------- ----------- --------
     $  .50-$ 1.00...........     116,950         8      $ 0.72     14,664    $ 0.50
     $ 4.38-$ 6.50...........     318,364         6        4.87    178,814      4.64
     $ 6.88-$ 9.88...........      74,642         5        8.28     23,442      8.29
     $10.13-$12.82...........     317,350         9       11.11     24,200     10.94
     $17.06-$18.00...........      35,000         9       17.42        --        --
     $27.13-$47.38...........      75,000         9       31.82        --        --

  The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                               2000  1999  1998
                                                               ----  ----  ----
     Expected life (years)....................................    7     7     7
     Risk-free interest rate.................................. 5.90% 6.50% 5.50%
     Expected volatility......................................   60%   59%   30%
     Expected dividend yield..................................   .3%   .2%   .4%

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

  During 2000, 1999 and 1998, 12,000, 73,000 and 34,450 options, respectively, were granted at exercise prices below fair market value. This resulted in net compensation expense of $337,000, $214,000 and $74,000 for 2000, 1999 and
1998, respectively. All other options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

  In connection with the exercise of options, the Company realized income tax benefits in 2000, 1999 and 1998 which have been credited to additional paid-in capital.

                                 K-SWISS INC.

                       December 31, 2000, 1999 and 1998


NOTE K--STOCKHOLDERS' EQUITY--(Continued)

  Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have been:

                                                         2000    1999    1998
                                                        ------- ------- -------
     Net earnings (in thousands)
       As reported..................................... $21,059 $34,284 $12,546
       Pro forma.......................................  20,600  34,150  12,428
     Basic earnings per share
       As reported..................................... $  2.05 $  3.12 $  1.15
       Pro forma.......................................    2.00    3.11    1.14
     Diluted earnings per share
       As reported..................................... $  1.96 $  2.99 $  1.10
       Pro forma.......................................    1.92    2.98    1.09

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

  During the years ended December 31, 2000, 1999 and 1998, approximately 23%, 24% and 26%, respectively, of revenues were made to one domestic customer. At December 31, 2000 approximately 34% of accounts receivable were from two customers. At December 31, 1999 approximately 15% of accounts receivable were from one customer. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures and for international receivables, the use of letters of credit and letters of guarantee.

                                 K-SWISS INC.

                       December 31, 2000, 1999 and 1998


NOTE M--SEGMENT INFORMATION

  The Company's predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. Certain reclassifications have been made in the 2000, 1999 and 1998 presentations. The following tables summarize segment information (in thousands):

                                                   Year ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
       Revenues from unrelated entities:
         United States........................... $197,262  $264,054  $145,162
         Europe..................................   12,862    11,395     9,324
         Other International.....................   11,505    10,048     7,054
                                                  --------  --------  --------
                                                  $221,629  $285,497  $161,540
                                                  ========  ========  ========
       Inter-geographic revenues:
         United States........................... $  1,014  $    854  $    755
         Europe..................................       29        22        18
         Other International.....................    5,790     5,110     4,926
                                                  --------  --------  --------
                                                  $  6,833  $  5,986  $  5,699
                                                  ========  ========  ========
       Total revenues:
         United States........................... $198,276  $264,908  $145,917
         Europe..................................   12,891    11,417     9,342
         Other International.....................   17,295    15,158    11,980
         Less inter-geographic revenues..........   (6,833)   (5,986)   (5,699)
                                                  --------  --------  --------
                                                  $221,629  $285,497  $161,540
                                                  ========  ========  ========
       Operating profit (loss):
         United States........................... $ 41,424  $ 62,410  $ 28,148
         Europe..................................   (2,774)   (1,437)   (1,122)
         Other International.....................      848     4,268     1,067
         Less corporate expenses and
          eliminations...........................   (8,057)  (10,287)   (8,698)
                                                  --------  --------  --------
                                                  $ 31,441  $ 54,954  $ 19,395
                                                  ========  ========  ========
       Interest income:
         United States........................... $  2,852  $  1,043  $  1,079
         Europe..................................       66        30        44
         Other International.....................    1,051       877       966
                                                  --------  --------  --------
           Total interest income.................    3,969     1,950     2,089
       Interest expense:
         United States...........................      320       118       200
         Europe..................................       52        48        36
         Other International.....................      --        --        --
                                                  --------  --------  --------
           Total interest expense................      372       166       236
                                                  --------  --------  --------
       Interest income, net...................... $  3,597  $  1,784  $  1,853
                                                  ========  ========  ========
       Income tax expense:
         United States........................... $ 13,914  $ 22,334  $  8,631
         Europe..................................       65        65        47
         Other International.....................      --         55        24
                                                  --------  --------  --------
                                                  $ 13,979  $ 22,454  $  8,702
                                                  ========  ========  ========

                                 K-SWISS INC.

                       December 31, 2000, 1999 and 1998


NOTE M--SEGMENT INFORMATION--(Continued)

                                                      Year ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
Identifiable assets:
  United States..................................... $ 78,944 $ 82,114 $ 66,329
  Europe............................................    5,770    6,777    6,299
  Other International...............................   20,752   17,213   16,878
  Corporate assets and eliminations (1).............   51,961   40,668   25,959
                                                     -------- -------- --------
                                                     $157,427 $146,772 $115,465
                                                     ======== ======== ========
Provision for depreciation and amortization:
  United States..................................... $  1,348 $  1,184 $    713
  Europe............................................      127      125      167
  Other International...............................       56       65       60
                                                     -------- -------- --------
                                                     $  1,531 $  1,374 $    940
                                                     ======== ======== ========
Capital expenditures:
  United States..................................... $    672 $  1,891 $  5,370
  Europe............................................       91      139      207
  Other International...............................      101       56       77
                                                     -------- -------- --------
                                                     $    864 $  2,086 $  5,654
                                                     ======== ======== ========

--------
(1) Corporate assets include cash and cash equivalents, investments and intangible assets.

NOTE N--QUARTERLY FINANCIAL DATA (Unaudited)

  Summarized quarterly financial data for 2000 and 1999 follows (in thousands except for per share amounts):

                                         First  Second   Third  Fourth
                                        Quarter Quarter Quarter Quarter   Year
                                        ------- ------- ------- ------- --------
2000
  Revenues............................. $71,458 $51,006 $60,466 $38,699 $221,629
  Gross profit.........................  27,020  21,742  24,989  14,990   88,741
  Net earnings.........................   7,337   3,971   6,346   3,405   21,059
 Earnings per share
  Basic................................ $   .69 $   .38 $   .63 $   .34 $   2.05
  Diluted.............................. $   .67 $   .37 $   .59 $   .32 $   1.96
1999
  Revenues............................. $88,577 $67,173 $80,134 $49,613 $285,497
  Gross profit.........................  38,375  30,293  34,509  19,662  122,839
  Net earnings.........................  13,286   6,736   9,337   4,925   34,284
 Earnings per share
  Basic................................ $  1.23 $   .61 $   .84 $   .46 $   3.12
  Diluted.............................. $  1.15 $   .58 $   .80 $   .44 $   2.99

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Except for the information disclosed in Item 4(a) of this Annual Report on Form 10-K, the information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 17, 2001 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference.

Item 11. Executive Compensation

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 17, 2001 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 17, 2001 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 17, 2001 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Financial Statements:

                                                                 Page Reference
                                                                   Form 10-K
                                                                 --------------
Report of Independent Certified Public Accountants..............        22
Consolidated Balance Sheets as of December 31, 2000 and 1999....        23
Consolidated Statements of Earnings and Comprehensive Earnings
 for the three years ended December 31, 2000....................        24
Consolidated Statement of Stockholders' Equity for the three
 years ended December 31, 2000..................................        25
Consolidated Statements of Cash Flows for the three years ended
 December 31, 2000..............................................        26
Notes to Consolidated Financial Statements......................     27-39

  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed during the fourth quarter of 2000.

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

     10.8  Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated
           January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant's Form 10-K for the fiscal year ended December 31, 1999).

     10.9  Form of Indemnity Agreement entered into by and between K-Swiss Inc.
           and directors (incorporated by reference to exhibit 10.4 to the Registrant's Form S-1 Registration Statement No. 33-34369).

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

     10.14 Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000 (incorporated by reference to exhibit 10.31 to the Registrant's Form 10-Q for the quarter ended June 30, 2000).

     10.15 Note and Warrant Agreement dated as of December 29, 1986 by and among K-Swiss, 324 Corp. and John Hancock Mutual Life Insurance
           Company (incorporated by reference to exhibit 10.18 to the Registrant's Form S-1 Registration Statement No. 33-34369).

     10.16 Amendment to Note and Warrant Agreement dated as of August 1, 1988 by and among K-Swiss, 324 Corp. and John Hancock Mutual Life
           Insurance Company (incorporated by reference to exhibit 10.19 to the Registrant's Form S-1 Registration Statement No. 33-34369).

     10.17 Note Agreement dated August 25, 1989 and Amendment to Note and
           Warrant Agreement dated as of December 29, 1986, as amended, by and between K-Swiss Inc. and John Hancock Mutual Life Insurance Company
           (incorporated by reference to exhibit 10.20 to the Registrant's Form
           S-1 Registration Statement No. 33-34369).

     10.18 Amendment to Note and Warrant Agreement, as amended, dated as of April 26, 1990 by and among K-Swiss Inc., the Registrant and John
           Hancock Mutual Life Insurance Company (incorporated by reference to exhibit 10.21 to the Registrant's Form S-1 Registration Statement
           No. 33-34369).

     10.19 Amendment to Note and Warrant Agreement as amended, and Note
           Agreement, dated as of January 15, 1991, between the Registrant and John Hancock Mutual Life Insurance Company (incorporated by reference to exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 1990).

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

     10.28 Fifth Amendment to Credit Agreement (incorporated by reference to exhibit 10.31 to the Registrant's Form 10-K for the year ended
           December 31, 1998).

     10.29 Agreement for the Purchase of Assets and Rights of Robey between
           N. Chr. M. Wilke and NMB-Heller N.V. and K-Swiss International Ltd., dated January 4, 1996 (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1996).

     10.30 K-Swiss Inc. Deferred Compensation Plan, Master Plan Document
           (incorporated by reference to exhibit 10.1 to the Registrant's Form
           10-Q for the quarter ended March 31, 1998).

     10.31 K-Swiss Inc. Deferred Compensation Plan, Master Trust Agreement
           (incorporated by reference to exhibit 10.2 to the Registrant's Form
           10-Q for the quarter ended March 31, 1998).

     21    Subsidiaries of K-Swiss Inc.

     23    Consent of Grant Thornton LLP.

  (d) Schedules

                                                                           Page
                                                                           ----
    Financial Statement Schedules:
     Schedule II--Valuation and Qualifying Accounts.......................  46

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

                                          February 27, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
/s/ Steven Nichols                                                 February 15, 2001
------------------------------------
Steven Nichols                       Chairman of the Board,
                                      President and Chief
                                      Executive Officer

/s/ George Powlick                                                 February 15, 2001
------------------------------------
George Powlick                       Vice President Finance,
                                      Chief Financial Officer,
                                      Principal Accounting
                                      Officer, Secretary and
                                      Director

/s/ Lawrence Feldman                                               February 15, 2001
------------------------------------
Lawrence Feldman                     Director

/s/ Jonathan Layne                                                 February 15, 2001
------------------------------------
Jonathan Layne                       Director

/s/ Martyn Wilford                                                 February 15, 2001
------------------------------------
Martyn Wilford                       Director

/s/ Stephen Fine                                                   February 15, 2001
------------------------------------
Stephen Fine                         Director

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                             (Amounts in thousands)

        Column A            Column B         Column C          Column D     Column E
        --------          ------------- ------------------- -------------- ----------
                                             Additions
                                        -------------------
                           Balance at   Charged to Charged  Write-offs and Balance at
                          Beginning of  Costs and  to Other  Deductions,     End of
      Description            Period      Expenses  Accounts      Net         Period
      -----------         ------------- ---------- -------- -------------- ----------
Allowance for bad debts.  (2000) $1,740   $  544     $ --      $(1,432)      $  852
                          (1999)    825    1,341       --         (426)       1,740
                          (1998)    477       63       --          285          825

Allowance for
 inventories............  (2000) $  966   $1,203     $ --      $  (752)      $1,417
                          (1999)  1,521    1,171       --       (1,726)         966
                          (1998)  2,627      537       --       (1,643)       1,521

                                 EXHIBIT INDEX


Number                                                                    Page
------                                                                    ----
21         Subsidiaries of K-Swiss Inc.                                   48

23         Consent of Grant Thornton LLP.                                 49