Form 10-Q
period 2001-03-31
K SWISS INC
filed 2001-04-27
CIK 862480

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                  (Mark One)

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31,2001
                                                 -----------------------------

                                      OR

 _ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from____________to________

                        Commission File number 0-18490
                                               -------

                                K-SWISS INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                              95-4265988
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporaton or organization)                                Identification No.)

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
                                           Yes   X    No
                                               -----     ----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding at April 24, 2001:

                                             Class A        6,964,298
                                             Class B        2,953,478

ITEM 1.  FINANCIAL STATEMENTS
------
                                 K-SWISS INC.
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                                      March 31,          December 31,
                                                                        2001                2000
                                                                  ---------------       -------------
                                                                     (Unaudited)
                                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $ 69,664               $ 67,350
   Accounts receivable, less allowance for doubtful
       accounts of $841 and $852 as of March 31,
       2001 and December 31, 2000, respectively                       39,312                 25,489
   Inventories                                                        34,887                 43,815
   Prepaid expenses and other                                          1,535                  4,452
   Deferred taxes                                                      1,269                  1,571
                                                                  ----------             ----------
         Total current assets                                        146,667                142,677
PROPERTY, PLANT AND EQUIPMENT, net                                     8,196                  8,358
OTHER ASSETS
   Intangible assets                                                   3,925                  3,973
   Other                                                               3,281                  2,419
                                                                  ----------             ----------
                                                                       7,206                  6,392
                                                                  ----------             ----------
                                                                    $162,069               $157,427
                                                                  ==========             ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Bank lines of credit                                             $    571               $    546
   Current maturities of subordinated debentures                         500                    500
   Trade accounts payable                                              5,149                  9,763
   Accrued income taxes                                                1,340                    711
   Accrued liabilities                                                15,225                 10,589
                                                                  ----------             ----------
        Total current liabilities                                     22,785                 22,109
OTHER LIABILITIES                                                      5,848                  7,590
DEFERRED TAXES                                                         8,163                  7,509
STOCKHOLDERS'  EQUITY
   Preferred Stock-authorized 2,000,000 shares of
      $.01 par value; none issued and outstanding                         -                      -
   Common Stock:
   Class A-authorized 18,000,000 shares of $.01 par value;
        11,136,730 shares issued, 6,971,298 shares outstanding
       and 4,165,432 shares held in treasury at March 31,
       2001 and 11,080,299 shares issued, 6,992,467 shares
       outstanding and 4,087,832 shares held in treasury at
       December 31, 2000                                                 111                   111
    Class B-authorized 10,000,000 shares of $.01 par value;
       issued and outstanding 2,953,478 shares at March 31,
       2001 and 2,983,478 shares at December 31, 2000                     30                    30
   Additional paid-in capital                                         40,849                40,444
   Treasury stock                                                    (51,181)              (49,348)
   Retained earnings                                                 136,034               129,570
   Accumulated other comprehensive earnings -
       Foreign currency translation                                     (570)                 (588)
                                                                  ----------             ----------
                                                                     125,273               120,219
                                                                  ----------             ----------
                                                                   $ 162,069              $157,427
                                                                  ==========             ==========

       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                          AND COMPREHENSIVE EARNINGS
               (Amounts in thousands, except per share amounts)


                                  (Unaudited)


                                                                                    THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                            ------------------------------
                                                                                2001             2000
                                                                            -------------   --------------
Revenues                                                                    $   68,249            $ 71,458
Cost of goods sold                                                              40,740              44,438
                                                                            ----------         -----------
  Gross profit                                                                  27,509              27,020
Selling, general and administrative expenses                                    17,188              15,528
                                                                            ----------         -----------
  Operating profit                                                              10,321              11,492
Interest income, net                                                               890                 716
                                                                            ----------         -----------
   Earnings before income taxes                                                 11,211              12,208
Income tax expense                                                               4,598               4,871
                                                                            ----------         -----------
   NET EARNINGS                                                             $    6,613            $  7,337
                                                                            ==========         ===========

Earnings per common share (Note 3)
   Basic                                                                    $     0.67            $   0.69
                                                                            ==========         ===========
   Diluted                                                                  $     0.63            $   0.67
                                                                            ==========         ===========

Net Earnings                                                                $    6,613            $  7,337
Other comprehensive earnings, net of tax -
   Foreign currency translation adjustments                                        18                   29
                                                                            ----------         -----------
Comprehensive earnings                                                      $    6,631           $   7,366
                                                                            ==========         ===========

       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)


                                  (Unaudited)


                                                                                      THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                                  ----------------------
                                                                                  2001              2000
                                                                                  ----              ----
Net cash provided by operating activities                                   $    4,302         $   9,453
Cash flows from investing activities:
   Purchase of property, plant and equipment                                      (207)             (420)
   Proceeds from sale of property                                                    8                 9
                                                                           -----------        ----------
     Net cash used in investing activities                                        (199)             (411)
Cash flows from financing activities:
   Net borrowings under bank lines of credit                                        26               538
   Purchase of treasury stock                                                   (1,833)           (3,013)
   Payment of dividends                                                           (149)             (157)
   Proceeds from stock options exercised                                           144                17
                                                                           -----------        ----------
    Net cash used in financing activities                                       (1,812)           (2,615)
Effect of exchange rate changes on cash                                             23                54
                                                                           -----------        ----------
            Net increase in cash and cash equivalents                            2,314             6,481
Cash and cash equivalents at beginning of period                                67,350            53,119
                                                                           -----------        ----------
Cash and cash equivalents at end of period                                  $   69,664         $  59,600
                                                                           ===========        ==========


Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
   Income tax benefit of options exercised                                  $      262         $     22

Cash paid auring the period for:
   Interest                                                                 $      26          $     21
   Income taxes                                                             $      27          $    121


       The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000.

2. The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). In May 1998, the IRS issued its final report proposing additional taxes of an aggregate of approximately $1,561,000 plus penalties and interest for these years. The Company is protesting the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993, 1995, 1996 and 1998 are currently under examination by the IRS. In August 2000, the IRS issued its final report proposing additional taxes for the years ended 1993, 1995 and 1996 of an aggregate of approximately $4,985,000 plus penalties and interest for these years. Of the total of these assessments for the years ended 1990 through 1996, the Company believes that approximately $3,759,000 of taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. For the remaining assessed taxes of approximately $2,787,000, the Company believes it has meritorious defenses to the IRS challenges although no assurance can be given that the final result of such IRS challenges will not have a material adverse impact on the Company's financial position and results of operations.


3. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                                                             Three Months Ended March 31,
                                                                  --------------------------------------------------
                                                                           2001                       2000
                                                                  ---------------------        ---------------------
                                                                              Per Share                    Per Share
                                                                    Shares     Amount           Shares      Amount
                                                                 ---------   ---------         --------   ----------
         Basic EPS                                                  9,933     $    .67          10,662     $    .69
         Effect of Dilutive Stock Options                             605         (.04)            368         (.02)
                                                                 --------    ---------         -------   ----------
         Diluted EPS                                               10,538     $    .63          11,030     $    .67
                                                                 ========    =========         =======   ==========

     The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                                                            2001                      2000
                                                                     ------------------          ----------------
         Options to purchase shares of common stock
             (in thousands)                                                  69                          99
         Exercise prices                                              $29.63 - $47.38             $17.06 - $47.38
         Expiration dates                                                April 2009-                April 2009-
                                                                       September 2009              October 2009

     4. The Company's predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. The following tables summarize segment information (in thousands):

                                                                                 Three Months Ended March 31,
                                                                            -----------------------------------
                                                                                  2001                2000
                                                                            ----------------     --------------
         Revenues from unrelated entities:
                  United States                                             $   59,395                $  63,599
                  Europe                                                         5,367                    5,714
                  Other International                                            3,487                    2,145
                                                                            ----------                ---------
                                                                            $   68,249                $  71,458
                                                                            ==========                =========
         Inter-geographic revenues:
                  United States                                             $      529                $     340
                  Europe                                                            25                        -
                  Other International                                            1,317                    1,298
                                                                            ----------                ---------
                                                                            $    1,871                $   1,638
                                                                            ==========                =========
         Total revenues:
                  United States                                             $   59,924                $  63,939
                  Europe                                                         5,392                    5,714
                  Other International                                            4,804                    3,443
                  Less inter-geographic revenues                                (1,871)                  (1,638)
                                                                            ----------                ---------
                                                                            $   68,249                $  71,458
                                                                            ==========                =========

         Operating profit:
                  United States                                             $   12,828                $  12,703
                  Europe                                                          (322)                     471
                  Other International                                              335                        4
                  Less corporate expenses and
                        eliminations                                            (2,520)                  (1,686)
                                                                            ----------                ---------
                                                                            $   10,321                $  11,492
                                                                            ==========                =========

                                                                             March 31,               December 31,
                                                                               2001                     2000
                                                                            ----------                ---------

         Identifiable assets:
                  United States                                             $   79,399                $  78,944
                  Europe                                                         7,942                    5,770
                  Other International                                           21,896                   20,752
                  Corporate assets and
                     eliminations (1)                                           52,832                   51,961
                                                                            ----------                ---------
                                                                            $  162,069                 $157,427
                                                                            ==========                =========

(1)   Corporate assets include cash and cash equivalents, and intangible assets.

ITEM 2.
------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements and Analyst Reports

     "Forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission ("the S.E.C."), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect",
"estimate", "intend", "plan", "project", "will be", "will continue", "will likely result", or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of the Company's competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of the Company's training shoe line; market acceptance of new Limited Edition product; market acceptance of non-performance product in Europe; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for the Company's products; the size, timing and mix of purchases of the Company's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; the ability of the Company to continue, manage or forecast its growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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


                                                                        THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                     ---------------------
                                                                      2001            2000
                                                                    -------          ------
Revenues                                                            100.0%           100.0%
Cost of goods sold                                                   59.7             62.2
Gross profit                                                         40.3             37.8
Selling, general and administrative expenses                         25.2             21.7
Interest income, net                                                  1.3              1.0
Earnings before income taxes                                         16.4             17.1
Income tax expense                                                    6.7              6.8
Net earnings                                                          9.7             10.3

Revenues decreased to $68,249,000 for the quarter ended March 31, 2001 from $71,458,000 for the quarter ended March 31, 2000, a decrease of $3,209,000 or 4.5%. This decrease resulted primarily from a decrease in the volume of footwear sold to approximately 2,492,000 pair for the quarter ended March 31, 2001 from approximately 2,638,000 pair for the quarter ended March 31, 2000. This decrease was partially offset by an increase in the average wholesale price per pair to $26.51 for the quarter ended March 31, 2001 from $25.83 for the quarter ended March 31, 2000. The decrease in the volume of footwear sold was primarily the result of decreased sales of the Classic, children's and tennis/court categories of shoes of 5.8%, 10.0% and 4.1%, respectively, partially offset by increased sales of the training category of 93.2%. In addition, during the quarters ended March 31, 2001 and 2000, approximately 16% and 23% respectively, of revenues were made to one domestic customer. The average wholesale price per pair increased primarily due to a higher average wholesale price in the Classic category, along with fewer closeout sales, which carry a lower average price per pair, partially offset by a lower average wholesale price in the children's category. The overall decline in sales was due to a difficult retail environment that continued domestically during the first quarter of 2001.

Domestic revenues decreased 6.5% to $59,395,000 for the quarter ended March 31, 2001 from $63,557,000 for the quarter ended March 31, 2000. International revenues increased 12.1% to $8,854,000 for the quarter ended March 31, 2001 from $7,901,000 for the quarter ended March 31, 2000. International revenues, as a percentage of total revenues, increased to 13.0% for the quarter ended March 31, 2001 from 11.1% for the quarter ended March 31, 2000.

Gross profit margins, as a percentage of revenues, increased to 40.3% for the quarter ended March 31, 2001, from 37.8% for the quarter ended March 31, 2000. Gross profit margins increased primarily due to a reduction in the closeout merchandise sold in the quarter ended March 31, 2001 compared with the same quarter in the prior year as well as changes in the geographic and product mix of sales.

Selling, general and administrative expenses increased to $17,188,000 (25.2% of revenues) for the quarter ended March 31, 2001 from $15,528,000 (21.7% of revenues) for the quarter ended March 31, 2000, an increase of $1,660,000 or 10.7%. The increase in these expenses was primarily the result of the decrease in the expense related to an employee incentive bonus during the first quarter of the prior year that did not also occur in 2001. In the quarter ended March 31, 2000, there was a reduction of employee incentive bonus accruals due to diminished financial performance during that quarter compared to the first quarter of the previous year. The increase for the quarter ended March 31, 2001 was partially offset by a decrease in advertising costs due to a later start of the current year television campaign.

Net interest income was $890,000 (1.3% of revenues) for the quarter ended March 31, 2001 compared to $716,000 (1.0% of revenues) for the quarter ended March 31, 2000, an increase of $174,000 or 24.3%. This increase in net interest income was the result of higher average balances and higher average interest rates.

The Company's effective tax rate increased to 41.0% of earnings before income tax from 39.9% for the quarters ended March 31, 2001 and 2000, respectively.

Net earnings decreased 9.9% to $6,613,000 for the quarter ended March 31, 2001 from $7,337,000 for the quarter ended

March 31, 2000.

At March 31, 2001 and 2000, domestic futures orders with start ship dates from April through September 2001 and 2000 were approximately $82,910,000 and $82,184,000, respectively, an increase of 0.9%. At March 31, 2001 and 2000, international futures orders with start ship dates from April through September 2001 and 2000 were approximately $11,340,000 and $7,579,000, respectively, an increase of 49.6%. At March 31, 2001 and 2000 total futures orders with start ship dates from April 2001 and 2000 through September 2001 and 2000 were approximately $94,250,000 and $89,763,000, respectively, an increase of 5.0%. The 5.0% increase in total futures orders is comprised of a 5.8% increase in the second quarter 2001 futures orders and a 4.2% increase in the third quarter 2001 futures orders. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company experienced net cash inflows of approximately $4,302,000 and $9,453,000 from its operating activities for the quarters ended March 31, 2001 and 2000, respectively. Cash provided by operations for the quarter ended March 31, 2001 decreased from the quarter ended March 31, 2000 primarily due to a decrease in net earnings, as well as fluctuations in accounts receivable, inventories, prepaid expenses and other assets, and accounts payable and accrued liabilities.

The Company had a net outflow of cash from its investing activities for the quarter ended March 31, 2001 and 2000 primarily due to the purchase of property, plant and equipment.

The Company had a net outflow of cash from its financing activities for the quarter ended March 31, 2001 primarily due to the purchase of treasury stock and the payment of dividends, partially offset by proceeds from stock options exercised.

In October 1999, the Company announced the completion of its April 1998 $20 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2003 up to an additional $25 million of its Class A Common Stock from time to time on the open market, as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchases under all stock repurchase programs from August 1996 through April 26, 2001 (the day prior to the filing of this Form 10-Q) of 4,172,432 shares at an aggregate cost totaling approximately $51,350,000.

No other material capital commitments exist at March 31, 2001. Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 2001.

The Company's working capital increased $3,314,000 to $123,882,000 at March 31, 2001 from $120,568,000 at December 31, 2000.

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


           (a)      Exhibits
                    None.

           (b)      Reports on Form 8-K
                    None.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        K-Swiss Inc.

Date:  April 26, 2001                   By: /s/ GEORGE POWLICK
                                            -----------------------------
                                            George Powlick,
                                            Vice President Finance and
                                            Chief Financial Officer

                                EXHIBIT INDEX
                                -------------



Exhibit                                                                Page
-------                                                                ----