Form 10-Q
period 2001-06-30
K SWISS INC
filed 2001-07-20
CIK 862480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934
       For the period ended June 30, 2001
                            -------------

                                       OR

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934
       For the transition period from                   to
                                      -----------------    --------------

                         Commission File number 0-18490

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
                                                            Yes   X    No
                                                                -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of common stock outstanding at July 17, 2001:

                             Class A       6,591,467
                             Class B       2,953,478

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                                  K-SWISS INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                    June 30,             December 31,
                                                                      2001                   2000
                                                                    --------               --------
                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $ 66,725               $ 67,350
   Accounts receivable, less allowance for doubtful
       accounts of $769 and $852 as of June 30,
       2001 and December 31, 2000, respectively                       34,506                 25,489
   Inventories                                                        37,632                 43,815
   Prepaid expenses and other                                          2,548                  4,452
   Deferred taxes                                                      1,384                  1,571
                                                                    --------               --------
         Total current assets                                        142,795                142,677
PROPERTY, PLANT AND EQUIPMENT, net                                     8,172                  8,358
OTHER ASSETS
   Intangible assets                                                   5,099                  3,973
   Other                                                               3,319                  2,419
                                                                    --------               --------
                                                                       8,418                  6,392
                                                                    --------               --------
                                                                    $159,385               $157,427
                                                                    ========               ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Bank lines of credit                                             $    544               $    546
   Current maturities of subordinated debentures                         500                    500
   Trade accounts payable                                              8,236                  9,763
   Accrued income taxes                                                  884                    711
   Accrued liabilities                                                12,948                 10,589
                                                                    --------               --------
        Total current liabilities                                     23,112                 22,109
OTHER LIABILITIES                                                      6,304                  7,590
DEFERRED TAXES                                                         7,985                  7,509
STOCKHOLDERS'  EQUITY
   Preferred Stock-authorized 2,000,000 shares of
      $.01 par value; none issued and outstanding                         -                      -
   Common Stock:
   Class A-authorized 18,000,000 shares of $.01 par value;
       11,140,399 shares issued, 6,669,467 shares outstanding and
       4,470,932 shares held in treasury at June 30, 2001 and
       11,080,299 shares issued, 6,992,467 shares outstanding
       and 4,087,832 shares held in treasury at December 31, 2000        111                    111
    Class B-authorized 10,000,000 shares of $.01 par value;
       issued and outstanding 2,953,478 shares at June 30,
       2001 and 2,983,478 shares at December 31, 2000                     30                     30
   Additional paid-in capital                                         40,879                 40,444
   Treasury stock                                                    (58,307)               (49,348)
   Retained earnings                                                 139,975                129,570
   Accumulated other comprehensive earnings -
       Foreign currency translation                                     (704)                  (588)
                                                                    --------               --------
                                                                     121,984                120,219
                                                                    --------               --------
                                                                    $159,385               $157,427
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

                                  K-SWISS INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS
                (Amounts in thousands, except per share amounts)

                                   (Unaudited)

                                                          SIX MONTHS                           THREE MONTHS
                                                        ENDED JUNE 30,                         ENDED JUNE 30,
                                                 ----------------------------            -------------------------
                                                   2001               2000                2001              2000
                                                 --------           --------             -------           -------
Revenues                                         $123,668           $122,464             $55,419           $51,006
Cost of goods sold                                 74,005             73,702              33,265            29,264
                                                 --------           --------             -------           -------
  Gross profit                                     49,663             48,762              22,154            21,742
Selling, general and administrative
  expenses                                         32,721             31,534              15,533            16,006
                                                 --------           --------             -------           -------
  Operating profit                                 16,942             17,228               6,621             5,736
Interest income, net                                  979              1,662                  89               946
                                                 --------           --------             -------           -------
   Earnings before income taxes                    17,921             18,890               6,710             6,682
Income tax expense                                  7,223              7,582               2,625             2,711
                                                 --------           --------             -------           -------
   NET EARNINGS                                  $ 10,698           $ 11,308             $ 4,085           $ 3,971
                                                 ========           ========             =======           =======

Earnings per common share (Note 3)
   Basic                                         $   1.08           $   1.08             $   .41           $   .38
                                                 ========           ========             =======           =======
   Diluted                                       $   1.02           $   1.04             $   .39           $   .37
                                                 ========           ========             =======           =======

Net earnings                                     $ 10,698           $ 11,308             $ 4,085           $ 3,971
Other comprehensive loss, net of tax -
   Foreign currency translation adjustments          (116)               (16)               (134)              (45)
                                                 --------           --------             -------           -------
Comprehensive earnings                           $ 10,582           $ 11,292             $ 3,951           $ 3,926
                                                 ========           ========             =======           =======


        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                         ------------------------
                                                                                           2001            2000
                                                                                         --------        --------
Net cash provided by operating activities                                                $ 10,104        $ 23,348
Cash flows from investing activities:
  Purchase of property, plant and equipment                                                  (541)           (640)
  Proceeds from sale of property                                                                8               9
                                                                                         --------        --------
Net cash used in investing activities                                                        (533)           (631)
Cash flows from financing activities:
  Net (repayments) borrowings under bank lines of credit                                       (2)            322
  Payment to minority member                                                               (1,000)             -
  Purchase of treasury stock                                                               (8,959)         (7,362)
  Proceeds from stock options exercised                                                       165              35
  Payment of dividends                                                                       (293)           (310)
                                                                                         --------        --------
    Net cash used in financing activities                                                 (10,089)         (7,315)
Effect of exchange rate changes on cash                                                      (107)            (56)
                                                                                         --------        --------
         Net (decrease) increase in cash and cash equivalents                                (625)         15,346
Cash and cash equivalents at beginning of period                                           67,350          53,119
                                                                                         --------        --------
Cash and cash equivalents at end of period                                               $ 66,725        $ 68,465
                                                                                         ========        ========

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
  Contribution of assets by minority member                                              $  1,333        $     -
  Income tax benefit of options exercised                                                $    270        $     28

Cash paid during the period for:
  Interest                                                                               $     63        $     47
  Income taxes                                                                           $  3,988        $  4,259

        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of June 30, 2001 and the results of its operations and its cash flows for the six and three months ended June 30, 2001 and 2000. The results of operations and cash flows for the six and three months ended June 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000. Certain reclassifications have been made in the six and three months ended June 30, 2000 presentation to conform to the six and three months ended June 30, 2001 presentation.

2. The federal income tax returns of the Company for the years ended 1990, 1991 and 1992 are under examination by the Internal Revenue Service ("IRS"). In May 1998, the IRS issued its final report proposing additional taxes of an aggregate of approximately $1,561,000 plus penalties and interest for these years. The Company is protesting the IRS assessment. Also, the federal income tax returns of the Company for the years ended 1993, 1995, 1996 and 1998 are currently under examination by the IRS. In August 2000, the IRS issued its final report proposing additional taxes for the years ended 1993, 1995 and 1996 of an aggregate of approximately $4,985,000 plus penalties and interest for these years. Through June 2001, the Company has agreed to certain adjustments for the years ended 1990 through 1996 resulting in approximately $1,644,000 of taxes. These tax adjustments did not require the Company to record additional income tax expense as the Company had recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. The Company recorded approximately $635,000 of interest expense in the quarter ended June 30, 2001 related to adjustments agreed to by the Company during the quarter. The interest charges are reflected net of interest income on the Company's consolidated statement of earnings. Of the remaining balance of the proposed assessments, the Company believes that approximately $2,115,000 of taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of the unremitted earnings of a foreign subsidiary. For the remaining assessed taxes of approximately $2,787,000, for which the Company has not provided deferred income taxes, the Company believes it has meritorious defenses to the IRS challenges although no assurance can be given that the final results of such IRS challenges will not have a material adverse impact on the Company's financial position and results of operations.

3. In June 2001, the Company was notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of the Company, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee's counsel is claiming to be preferential transfers, is approximately $4,315,000. The Company believes these payments were received in the ordinary course of business and that it has meritorious defenses against the trustee's claim. No provision for this claim has been made in the Company's financial statements as of June 30, 2001.

4. The Company entered into a license agreement in May 2001. The license agreement requires the Company to make minimum royalty payments through the year 2005 as follows:


                                2001            $  212,000
                                2002               750,000
                                2003             1,155,000
                                2004             1,575,000
                                2005             1,875,500
                                                ----------
                                                $5,529,500
                                                ==========

5. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                    Six Months Ended June 30,                       Three Months Ended June 30,
                            -----------------------------------------        ----------------------------------------
                                   2001                    2000                   2001                     2000
                            ------------------     ------------------        -----------------     ------------------
                                         Per                   Per                       Per                  Per
                                        Share                 Share                     Share                 Share
                             Shares    Amount        Shares   Amount         Shares    Amount      Shares     Amount
                            -------   --------       ------  --------        ------   --------     ------    --------
Amount
        Basic EPS            9,901     $1.08         10,498    $1.08          9,870    $ .41       10,334      $ .38
        Effect of dilutive
           stock options       596      (.06)           397     (.04)           583     (.02)         439       (.01)
                            ------     -----         ------    -----         ------    -----       ------      -----
        Diluted EPS         10,497     $1.02         10,895    $1.04         10,453    $ .39       10,773      $ .37
                            ======     =====         ======    =====         ======    =====       ======      =====


     The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                                              Six Months                    Three Months
                                                             Ended June 30,                Ended June 30,
                                                      -------------------------        ---------------------
                                                                 2001                          2001
                                                      -------------------------        ---------------------
        Options to purchase shares
           of common stock (in thousands)                       75                               245
        Exercise prices                                   $27.13 - $47.38                  $24.80 - $47.38
        Expiration dates                              April 2009 - October 2010        April 2009 - May 2011


                                                                                          Six and Three Months
                                                                                          Ended June 30, 2000
                                                                                       -------------------------
        Options to purchase shares
           of common stock (in thousands)                                                        99
        Exercise prices                                                                    $17.06 - $47.38
        Expiration dates                                                               April 2009 - October 2009

6. The Company's predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. The following tables summarize segment information (in thousands):

                                                      SIX MONTHS                               THREE MONTHS
                                                    ENDED JUNE 30,                            ENDED JUNE 30,
                                              ------------------------                    ---------------------
                                                2001            2000                        2001          2000
                                              --------        --------                    -------       -------
Revenues from unrelated entities:
         United States                        $108,133        $109,872                    $48,738       $46,239
         Europe                                  7,801           8,383                      2,434         2,669
         Other International                     7,734           4,209                      4,247         2,098
                                              --------        --------                    -------       -------
                                              $123,668        $122,464                    $55,419       $51,006
                                              ========        ========                    =======       =======
Inter-geographic revenues:
         United States                        $    933        $    539                    $   404       $   199
         Europe                                     34              14                          9            14
         Other International                     3,343           2,320                      2,026         1,023
                                              --------        --------                    -------       -------
                                              $  4,310        $  2,873                    $ 2,439       $ 1,236
                                              ========        ========                    =======       =======
Total revenues:
         United States                        $109,066        $110,411                    $49,142       $46,438
         Europe                                  7,835           8,397                      2,443         2,683
         Other International                    11,077           6,529                      6,273         3,121
         Less inter-geographic revenues         (4,310)         (2,873)                    (2,439)       (1,236)
                                              --------        --------                    -------       -------
                                              $123,668        $122,464                    $55,419       $51,006
                                              ========        ========                    =======       =======
Operating profit (loss):
         United States                        $ 21,786        $ 21,248                    $ 8,959       $ 8,545
         Europe                                 (1,553)           (571)                    (1,231)         (794)
         Other International                     1,183             383                        848           379
         Less corporate expenses and
            eliminations                        (4,474)         (3,832)                    (1,955)       (2,394)
                                              --------        --------                    -------       -------
                                              $ 16,942        $ 17,228                    $ 6,621       $ 5,736
                                              ========        ========                    =======       =======

                                                 June 30,        December 31,
                                                   2001              2000
                                                 --------          --------
Identifiable assets:
         United States                           $ 80,702          $ 78,944
         Europe                                     6,994             5,770
         Other International                       23,490            20,752
         Corporate assets and
            eliminations (1)                       48,199            51,961
                                                 --------          --------
                                                 $159,385          $157,427
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

                                                  SIX MONTHS                   THREE MONTHS
                                                 ENDED JUNE 30                ENDED JUNE 30,
                                               ------------------            -----------------
                                               2001         2000             2001         2000
                                               -----        -----            -----        -----
Revenues                                       100.0%       100.0%           100.0%       100.0%
Cost of goods sold                              59.8         60.2             60.0         57.4
Gross profit                                    40.2         39.8             40.0         42.6
Selling, general and administrative expenses    26.5         25.8             28.0         31.4
Interest income, net                             0.8          1.4              0.1          1.9
Earnings before income taxes                    14.5         15.4             12.1         13.1
Income tax expense                               5.8          6.2              4.7          5.3
Net earnings                                     8.7          9.2              7.4          7.8

Revenues increased to $55,419,000 for the quarter ended June 30, 2001 from $51,006,000 for the quarter ended June 30, 2000, an increase of $4,413,000 or 8.7%. Revenues increased to $123,668,000 for the six months ended June 30, 2001 from $122,464,000 for the six months ended June 30, 2000, an increase of $1,204,000 or 1.0%. The increases for the quarter and six months ended June 30, 2001 were the result of an increase in the volume of footwear sold partially offset by lower average wholesale prices per pair. The volume of footwear sold increased to 2,163,000 and 4,655,000 pair for the quarter and six months ended June 30, 2001 from 1,811,000 and 4,449,000 pair for the quarter and six months ended June 30, 2000. The increase in the volume of footwear sold for the quarter ended June 30, 2001 was primarily the result of increased sales of the children's, training and Classic categories of shoes of 32.2%, 177.7% and 7.0%, respectively. In addition, during the quarter and six months ended June 30, 2001, approximately 16% of revenues were made to one domestic customer and during the quarter and six months ended June 30, 2000, approximately 23% of revenues were made to this same domestic customer. The average wholesale price per pair decreased to $25.02 and $25.81 for the quarter and six months ended June 30, 2001 from $27.21 and $26.39 for the quarter and six months ended June 30, 2000, decreases of 8.0% and 2.2%, respectively. The decrease in the average wholesale price per pair for the quarter and six months ended June 30, 2001, is primarily attributable to a lower average wholesale price in the Classic and children's categories, as well as an increase in closeout sales during the quarter ended June 30, 2001, which carry a lower average wholesale price per pair.

Domestic revenues increased 5.8% to $48,738,000 for the quarter ended June 30, 2001 from $46,050,000 for the quarter ended June 30, 2000. Domestic revenues decreased 1.3% to $108,133,000 for the six months ended June 30, 2001 from $109,607,000 for the six months ended June 30, 2000. International revenues increased 34.8% to $6,681,000 for the quarter ended June 30, 2001 from $4,956,000 for the quarter ended June 30, 2000. International revenues increased 20.8% to $15,535,000 for the six months ended June 30, 2001 from $12,857,000 for the six months ended June 30, 2000. International revenues, as a percentage of total revenues, increased to 12.1% and 12.6% for the quarter and six months ended June 30, 2001 as compared with 9.7% and 10.5% for the quarter and six months ended June 30, 2000.

Gross profit margins, as a percentage of revenues, decreased to 40.0% for the quarter ended June 30, 2001, from 42.6% for the quarter ended June 30, 2000. Gross profit margins, as a percentage of revenues, increased to 40.2% from 39.8% for the six months ended June 30, 2001 and 2000, respectively. Gross profit margins decreased for the quarter ended June 30, 2001 primarily due to changes in the geographic and product mix of sales.

Selling, general and administrative expenses decreased to $15,533,000 (28.0% of revenues) for the quarter ended June 30, 2001, from $16,006,000 (31.4% of revenues) for the quarter ended June 30, 2000, a decrease of $473,000 or 3.0%. Selling, general and administrative expenses increased to $32,721,000 (26.5% of revenues) for the six months ended June 30, 2001, from $31,534,000 (25.8% of revenues) for the six months ended June 30, 2000, an increase of $1,187,000 or 3.8%. The increase in these expenses for the six months ended June 30, 2001 was primarily the result of the decrease in the expense related to an employee incentive bonus during the first quarter of the prior year that did not also occur in 2001. In the six months ended June 30, 2000, there was a reduction of employee incentive bonus accruals due to diminished financial performance during that period compared to the same period of the previous year. The increase for the six months ended June 30, 2001 was partially offset by a decrease in advertising expenses.

Net interest income was $89,000 (0.1% of revenues) and $979,000 (0.8% of revenues) for the quarter and six months ended June 30, 2001, respectively, compared to $946,000 (1.9% of revenues) and $1,662,000 (1.4% of revenues) for the quarter and six months ended June 30, 2000, respectively, decreases of $857,000 and $683,000, respectively. During the quarter ended June 30, 2001, the Company recorded approximately $635,000 of interest expense related to the 1993, 1995 and 1996 Internal Revenue Service examinations. The Company has agreed to certain adjustments for these tax years, none of which will require the Company to record additional income tax expense, as the Company has recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. The decrease in net interest income was primarily due to this additional interest expense recorded. The decrease was also the result of a decrease in the weighted average interest rates, partially offset by higher average balances for the quarter and six months ended June 30, 2001 as compared to the quarter and six months ended June 30, 2000.

The Company's effective tax rate increased to 40.3% of earnings before income tax from 40.1% for the six months ended June 30, 2001 and 2000, respectively.

Net earnings increased 2.9% to $4,085,000 for the quarter ended June 30, 2001 from $3,971,000 for the quarter ended June 30, 2000. Net earnings decreased 5.4% to $10,698,000 for the six months ended June 30, 2001 from $11,308,000 for the six months ended June 30, 2000.

At June 30, 2001 and 2000, domestic futures orders with start ship dates from July through December 2001 and 2000 were approximately $77,108,000 and $65,113,000, respectively, an increase of 18.4%. At June 30, 2001 and 2000, international futures orders with start ship dates from July through December 2001 and 2000 were approximately $10,127,000 and $7,406,000, respectively, an increase of 36.7 %. At June 30, 2001 and 2000 total futures orders with start ship dates from July through December 2001 and 2000 were approximately $87,235,000 and $72,519,000, respectively, an increase of 20.3%. The 20.3%
increase in total futures orders is comprised of a 4.6% increase in the third quarter futures orders and a 70.6% increase in the fourth quarter futures orders. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company generated cash of $10,104,000 and $23,348,000 from its operating activities during the six months ended June 30, 2001 and 2000, respectively. Cash provided by operations for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 varied primarily due to changes in accounts receivable, inventories, and prepaid expenses and other assets.

The Company had a net outflow of cash from its investing activities for the six months ended June 30, 2001 and 2000 due to the purchase of property, plant and equipment.

The Company had a net outflow of cash from its financing activities for the six months ended June 30, 2001 primarily due to the purchase of treasury stock and a payment to a minority member.

In October 1999, the Company announced the completion of its April 1998 $20 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2003 up to an additional $25 million of its Class A Common Stock from time to time on the open market, as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchases under all stock repurchase programs from August 1996 through July 20, 2001 (the date of filing of this Form 10-Q) of 4,548,932 shares at an aggregate cost totaling approximately $60,284,000. There is no amount remaining under the October 1999 authorization.

In June 2001, the Company was notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of the Company, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee's counsel is claiming to be preferential transfers, is approximately $4,315,000. The Company believes these payments were received in the ordinary course of business and that it has meritorious defenses against the trustee's claim. No provision for this claim has been made in the Company's financial statements as of June 30, 2001.

No other material capital commitments exist at June 30, 2001. Depending on the Company's future growth rate, funds may be required by operating activities. In July 2001, the Company signed a new agreement with a bank whereby the Company may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. This facility expires in July 2003. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at the Company's discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility. The Company must meet certain restrictive financial covenants as agreed upon in the facility. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 2001.

The Company's working capital decreased $885,000 to $119,683,000 at June 30, 2001 from $120,568,000 at December 31, 2000.

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

          None.

ITEM 3:   Defaults Upon Senior Securities.
          -------------------------------

          None.

ITEM 4:   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          (a)    The Annual Meeting of Stockholders was held May 17, 2001.
          (b) The following directors were elected to serve until the 2002 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

                 Class A Directors         Class B Directors
                 -----------------         -----------------
                 Stephen Fine              Steven Nichols
                 Martyn Wilford            George Powlick
                                           Lawrence Feldman

          (c) Of the 6,549,706 shares of Class A Common Stock represented at the meeting, the Class A Directors named in (b) above were elected by the following votes:

                                                  No. Of Votes Received
                                           ----------------------------------
                      Name                      For        Withheld Authority
                 ---------------           --------------  ------------------
                 Stephen Fine               6,473,987           75,719
                 Martyn Wilford             6,461,197           88,509

                 Of the 2,794,535 shares of Class B Common Stock represented at the meeting, the Class B Directors named in (b) above were elected by the following votes:

                                                  No. Of Votes Received
                                           --------------------------------
                 Name                           For      Withheld Authority
                 ----------                ------------  ------------------
                 Steven Nichols             27,945,350            -
                 George Powlick             27,945,350            -
                 Lawrence Feldman           27,945,350            -

ITEM 5:  Other Information.
         -----------------

         None.

ITEM 6:  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)  Exhibits
               10 - Business Loan Agreement dated July 1, 2001 between the
                    Registrant and Bank of America, N.A.

         (b)  Reports on Form 8-K
              There was one report filed on Form 8-K during the second quarter of 2001. On May 29, 2001, the Company issued a press release announcing that it had formed a joint venture with Rugged Shark to license, produce and market a line of National Geographic footwear.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       K-Swiss Inc.


Date:  July 19, 2001                   By: /s/ George Powlick
                                           -----------------------------------
                                           George Powlick,
                                           Vice President Finance and
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                                     Page
-------                                                                     ----

10        Business Loan Agreement                                            15