Form 10-Q
period 2001-09-30
K SWISS INC
filed 2001-10-19
CIK 862480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934
       For the period ended September 30, 2001
                            ----------------------------------------------------
                                       OR

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from______________________to___________________

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

                                                                Yes X  No
                                                                   ---





                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at October 18, 2001:

                                Class A      6,289,065
                                Class B      2,953,478

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------

                                  K-SWISS INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                September 30,      December 31,
                                                                                     2001              2000
                                                                                -------------      ------------
                                                                                 (Unaudited)
                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                     $  81,569         $  67,350
   Accounts receivable, less allowance for doubtful
       accounts of $887 and $852 as of September 30, 2001
       and December 31, 2000, respectively                                          33,322            25,489
   Inventories                                                                      28,395            43,815
   Prepaid expenses and other                                                        1,267             4,452
   Deferred taxes                                                                    1,717             1,571
                                                                                 ---------         ---------
           Total current assets                                                    146,270           142,677
PROPERTY, PLANT AND EQUIPMENT, net                                                   8,104             8,358
OTHER ASSETS
   Intangible assets                                                                 4,984             3,973
   Other                                                                             3,360             2,419
                                                                                 ---------         ---------
                                                                                     8,344             6,392
                                                                                 ---------         ---------
                                                                                 $ 162,718         $ 157,427
                                                                                 =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Bank lines of credit                                                          $       -         $     546
   Current maturities of subordinated debentures                                       500               500
   Trade accounts payable                                                            6,996             9,763
   Accrued income taxes                                                              3,534               711
   Accrued liabilities                                                              16,432            10,589
                                                                                 ---------         ---------
           Total current liabilities                                                27,462            22,109
OTHER LIABILITIES                                                                    6,274             7,590
DEFERRED TAXES                                                                       7,878             7,509
STOCKHOLDERS' EQUITY
   Preferred Stock-authorized 2,000,000 shares of
       $.01 par value; none issued and outstanding                                       -                 -
   Common Stock:
   Class A-authorized 18,000,000 shares of $.01 par value;
       11,173,097 shares issued, 6,339,065 shares outstanding and 4,834,032 shares held in treasury at September 30, 2001 and 11,080,299 shares issued, 6,992,467 shares outstanding and 4,087,832 shares held in
       treasury at December 31, 2000                                                   112               111
   Class B-authorized 10,000,000 shares of $.01 par value; issued and outstanding 2,953,478 shares at September 30, 2001 and
       2,983,478 shares at December 31, 2000                                            30                30
   Additional paid-in capital                                                       41,286            40,444
   Treasury stock                                                                  (67,519)          (49,348)
   Retained earnings                                                               147,905           129,570
   Accumulated other comprehensive earnings -
       Foreign currency translation                                                   (710)             (588)
                                                                                 ---------         ---------
                                                                                   121,104           120,219
                                                                                 ---------         ---------
                                                                                 $ 162,718         $ 157,427
                                                                                 =========         =========

        The accompanying notes are an integral part of these statements

                                  K-SWISS INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS
                (Amounts in thousands, except per share amounts)

                                   (Unaudited)

                                                          NINE MONTHS                      THREE MONTHS
                                                      ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                ------------------------------     ----------------------------

                                                   2001               2000            2001             2000
                                                   ----               ----            ----             ----

Revenues                                        $ 191,454          $ 182,930        $ 67,786         $ 60,466
Cost of goods sold                                112,523            109,179          38,518           35,477
                                                ---------          ---------        --------         --------
  Gross profit                                     78,931             73,751          29,268           24,989
Selling, general and administrative
  expenses                                         49,143             46,869          16,422           15,335
                                                ---------          ---------        --------         --------
  Operating profit                                 29,788             26,882          12,846            9,654
Interest income, net                                1,447              2,496             468              834
                                                ---------          ---------        --------         --------
   Earnings before income taxes                    31,235             29,378          13,314           10,488
Income tax expense                                 12,468             11,724           5,245            4,142
                                                ---------          ---------        --------         --------
   NET EARNINGS                                 $  18,767          $  17,654        $  8,069         $  6,346
                                                =========          =========        ========         ========

Earnings per common share (Note 5)
   Basic                                        $    1.92          $    1.70        $    .85         $    .63
                                                =========          =========        ========         ========
   Diluted                                      $    1.81          $    1.63        $    .79         $    .59
                                                =========          =========        ========         ========

Net earnings                                    $  18,767          $  17,654        $  8,069         $  6,346
Other comprehensive loss, net of tax -
   Foreign currency translation adjustments          (122)               (23)             (6)              (7)
                                                ---------          ---------        --------         --------
Comprehensive net earnings                      $  18,645          $  17,631        $  8,063         $  6,339
                                                =========          =========        ========         ========


        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                ------------------------

                                                                  2001            2000
                                                                --------       ---------
Net cash provided by operating activities                       $ 35,012       $ 27,819
Cash flows from investing activities:
  Purchase of property, plant and equipment                         (829)          (826)
  Proceeds from sale of property                                       8             12
                                                                --------       --------
    Net cash used in investing activities                           (821)          (814)
Cash flows from financing activities:
  Net (repayments) borrowings under bank lines of credit            (526)           395
  Payment to minority member                                      (1,000)             -
  Purchase of treasury stock                                     (18,171)        (9,513)
  Proceeds from stock options exercised                              285            141
  Payment of dividends                                              (432)          (461)
                                                                --------       --------
    Net cash used in financing activities                        (19,844)        (9,438)
Effect of exchange rate changes on cash                             (128)            41
                                                                --------       --------
       Net increase in cash and cash equivalents                  14,219         17,608
Cash and cash equivalents at beginning of period                  67,350         53,119
                                                                --------       --------
Cash and cash equivalents at end of period                      $ 81,569       $ 70,727
                                                                ========       ========

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
  Contribution of assets by minority member                     $  1,333       $      -
  Income tax benefit of options exercised                       $    481       $    256

Cash paid during the period for:
  Interest                                                      $  1,034       $     76
  Income taxes                                                  $  5,823       $  9,474


        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of September 30, 2001 and the results of its operations and its cash flows for the nine and three months ended September 30, 2001 and 2000. The results of operations and cash flows for the nine and three months ended September 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000.

2. The federal income tax returns of the Company for the years ended 1993, 1995, 1996 and 1998 are currently under examination by the Internal Revenue Service ("IRS"). In August 2000, the IRS issued its final report proposing additional taxes for the years ended 1993, 1995 and 1996 of an aggregate of approximately $4,985,000 plus penalties and interest for these years. Through September 2001, the Company has agreed to certain adjustments for the years ended 1993, 1995 and 1996 resulting in approximately $976,000 of taxes. These tax adjustments did not require the Company to record additional income tax expense as the Company had recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Of the remaining balance of the proposed assessments, the Company believes that approximately $1,222,000 of taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of the unremitted earnings of a foreign subsidiary. For the remaining assessed taxes of approximately $2,787,000, for which the Company has not provided deferred income taxes, the Company believes it has meritorious defenses to the IRS challenges although no assurance can be given that the final results of such IRS challenges will not have a material adverse impact on the Company's financial position and results of operations.

3. In June 2001, the Company was notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of the Company, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee's counsel is claiming to be preferential transfers, is approximately $4,315,000. The Company believes these payments were received in the ordinary course of business and that it has meritorious defenses against the trustee's claim. No provision for this claim has been made in the Company's financial statements as of September 30, 2001.

4. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (FAS 142), which the Company will adopt effective January 1, 2002. As required by FAS 142, the Company will perform a test on goodwill and other intangible assets as of the adoption date to determine if there has been any impairment of goodwill. The Company will perform impairment tests annually and whenever events or circumstances indicate the value of goodwill or other intangible assets might be impaired. No additional amortization of goodwill and certain other intangible assets, including those recorded in past business combinations, will be recorded. As a result of the elimination of this amortization, expenses will decrease by approximately $149,000 annually. The Company has not yet determined the impact of FAS 142's impairment test provisions on its results of operations and financial position.

5. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                              Nine Months Ended September 30,                      Three Months Ended September 30,
                         --------------------------------------------           -------------------------------------
                                 2001                  2000                            2001               2000
                         --------------------   ---------------------           ------------------   ----------------

                                         Per                    Per                         Per                 Per
                                        Share                  Share                       Share               Share
                              Shares    Amount     Shares      Amount            Shares    Amount     Shares   Amount
                             --------  --------   --------    --------          -------   --------    ------   -------
        Basic EPS              9,782    $ 1.92      10,375    $  1.70            9,548   $   .85      10,132   $   .63
        Effect of dilutive
           stock options         587      (.11)        430       (.07)             635      (.06)        553      (.04)
                             -------    ------    --------    -------           ------   -------      ------   -------
        Diluted EPS           10,369    $ 1.81      10,805    $  1.63           10,183   $   .79      10,685   $   .59
                             =======    ======    ========    =======           ======   =======      ======   =======


     The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:


                                                     Nine Months                 Three Months
                                                 Ended September 30,          Ended September 30,
                                               ----------------------        --------------------
                                                       2001                          2001
                                                     --------                      --------
        Options to purchase shares
           of common stock (in thousands)               117                            87
        Exercise price                              $28.20-$47.38                 $32.13-$47.38
        Expiration date                              April 2009-                   April 2009-
                                                     August 2011                   August 2011


                                                      Nine Months                  Three Months
                                                  Ended September 30,           Ended September 30,
                                               ------------------------        --------------------
                                                         2000                        2000
                                                       --------                    --------
        Options to purchase shares
           of common stock (in thousands)                 99                           69
        Exercise price                              $17.06-$47.38                 $29.63-$47.38
        Expiration date                              April 2009-                   April 2009-
                                                     October 2009                 September 2009

6. The Company's predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. Certain reclassifications have been made in the 2001 and 2000 presentations. The following tables summarize segment information (in thousands):

                                                      NINE MONTHS                                  THREE MONTHS
                                                  ENDED SEPTEMBER 30,                          ENDED SEPTEMBER 30,
                                                  -------------------                          -------------------

                                                    2001            2000                         2001         2000
                                                    ----            ----                         ----         ----
Revenues from unrelated entities:
       United States                          $  167,152       $ 162,764                     $ 59,019      $ 52,892
       Europe                                     11,844          11,972                        4,043         3,589
       Other International                        12,458           8,194                        4,724         3,985
                                              ----------       ---------                     --------      --------
                                              $  191,454       $ 182,930                     $ 67,786      $ 60,466
                                              ==========       =========                     ========      ========
Inter-geographic revenues:
       United States                          $    1,330       $     863                     $    397      $    324
       Europe                                         75              29                           41            15
       Other International                         5,125           3,295                        1,782           975
                                              ----------       ---------                     --------      --------
                                              $    6,530       $   4,187                     $  2,220      $  1,314
                                              ==========       =========                     ========      ========


Total revenues:
       United States                          $  168,482       $ 163,627                     $ 59,416      $ 53,216
       Europe                                     11,919          12,001                        4,084         3,604
       Other International                        17,583          11,489                        6,506         4,960
       Less inter-geographic revenues             (6,530)         (4,187)                      (2,220)       (1,314)
                                              ----------       ---------                     --------      --------
                                              $  191,454       $ 182,930                     $ 67,786      $ 60,466
                                              ==========       =========                     ========      ========
Operating profit (loss):
       United States                          $   36,797       $  33,913                     $ 15,525      $ 12,835
       Europe                                     (2,041)         (1,003)                        (488)         (432)
       Other International                         2,323             788                          626           235
       Less corporate expenses and
          eliminations                            (7,291)         (6,816)                      (2,817)       (2,984)
                                              ----------       ---------                     --------      --------
                                              $   29,788       $  26,882                     $ 12,846      $  9,654
                                              ==========       =========                     ========      ========

                                                                            September 30,             December 31,
                                                                                2001                     2000
                                                                                ----                     ----
Identifiable assets:
       United States                                                         $  66,696                 $  78,944
       Europe                                                                    8,819                     5,770
       Other International                                                      24,271                    20,752
       Corporate assets and
          eliminations (1)                                                      62,932                    51,961
                                                                             ---------                 ---------
                                                                             $ 162,718                 $ 157,427
                                                                             =========                 =========


(1)    Corporate assets include cash and cash equivalents and intangible assets.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notes Regarding Forward-Looking Statements and Analyst Reports

         "Forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission ("the S.E.C."), press releases, conferences or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "intend", "plan", "project", "will be", "will continue", "will likely result", or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of the Company's competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of the Company's training shoe line; market acceptance of new Limited Edition product; market acceptance of non-performance product in Europe; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for the Company's products; the size, timing and mix of purchases of the Company's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; the ability of the Company to continue, manage or forecast its growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments' responses to these terrorist actions; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

                                              NINE MONTHS                               THREE MONTHS
                                           ENDED SEPTEMBER 30,                        ENDED SEPTEMBER 30,
                                           -------------------                        -------------------
                                           2001         2000                          2001           2000
                                           ----         ----                          ----           ----
Revenues                                   100.0%       100.0%                        100.0%       100.0%
Cost of goods sold                          58.8         59.7                          56.8         58.7
Gross profit                                41.2         40.3                          43.2         41.3
Selling, general and administrative
 expenses                                   25.7         25.6                          24.3         25.4
Interest income, net                         0.8          1.4                           0.7          1.4
Earnings before income taxes                16.3         16.1                          19.6         17.3
Income tax expense                           6.5          6.4                           7.7          6.8
Net earnings                                 9.8          9.7                          11.9         10.5

Revenues increased to $67,786,000 for the quarter ended September 30, 2001 from $60,466,000 for the quarter ended September 30, 2000, an increase of $7,320,000 or 12.1%. Revenues increased to $191,454,000 for the nine months ended September 30, 2001 from $182,930,000 for the nine months ended September 30, 2000, an increase of $8,524,000 or 4.7%. The increase for the quarter and nine months ended September 30, 2001 was the result of an increase in the volume of footwear sold at slightly lower average wholesale prices per pair. The volume of footwear sold increased to 2,504,000 and 7,159,000 pair for the quarter and nine months ended September 30, 2001 from 2,200,000 and 6,649,000 pair for the quarter and nine months ended September 30, 2000. The increase in the volume of footwear sold for the quarter ended September 30, 2001 was primarily the result of increased sales of the Classic and children's categories of shoes of 20.4% and 5.6%, respectively. The average wholesale price per pair was $26.54 and $26.07 for the quarter and nine months ended September 30, 2001 compared with $26.67 and $26.48 for the quarter and nine months ended September 30, 2000, respectively.

Domestic revenues increased 11.0% to $59,019,000 for the quarter ended September 30, 2001 from $53,157,000 for the quarter ended September 30, 2000. Domestic revenues increased 2.7% to $167,152,000 for the nine months ended September 30, 2001 from $162,764,000 for the nine months ended September 30, 2000. International revenues increased 20.0% to $8,767,000 for the quarter ended September 30, 2001 from $7,309,000 for the quarter ended September 30, 2000. International revenues increased 20.5% to $24,302,000 for the nine months ended September 30, 2001 from $20,166,000 for the nine months ended September 30, 2000. International revenues, as a percentage of total revenues, increased to 12.9% for the quarter and 12.7% for the nine months ended September 30, 2001 as compared with 12.1% for the quarter and 11.0% for the nine months ended September 30, 2000.

Gross profit margins, as a percentage of revenues, increased to 43.2% for the quarter ended September 30, 2001, from 41.3% for the quarter ended September 30, 2000. Gross profit margins, as a percentage of revenues, increased to 41.2 % from 40.3% for the nine months ended September 30, 2001 and 2000, respectively. Gross profit margins, for the three and nine months ended September 30, 2001, fluctuated primarily due to changes in the product mix of sales.

Selling, general and administrative expenses increased to $16,422,000 (24.3% of revenues) and $49,143,000 (25.7% of revenues) for the quarter and nine months ended September 30, 2001, respectively, from $15,335,000 (25.4% of revenues) and $46,869,000 (25.6% of revenues) for the quarter and nine months ended September 30, 2000, respectively, increases of $1,087,000 and $2,274,000 or 7.1% and 4.9%, respectively. The increase in these expenses for the quarter ended September 30, 2001 was primarily the result of an increase in payroll and related expenses. The increase in these expenses for the nine months ended September 30, 2001 was partially the result of the decrease in the expense related to an employee incentive bonus during the first quarter of the prior year that did not also occur in 2001. In the nine months ended September 30, 2000, there was a reduction of employee incentive bonus accruals due to diminished financial performance during that period compared to the same period of the previous year. Also, the increase for the nine months ended September 30, 2001 was related to an increase in payroll expense partially offset by a decrease in advertising expenses.

Net interest income was $468,000 (0.7% of revenues) and $1,447,000 (0.8% of revenues) for the quarter and nine months ended September 30, 2001, respectively, compared to $834,000 (1.4% of revenues) and $2,496,000 (1.4% of revenues) for the quarter and nine months ended September 30, 2000, respectively, representing decreases of $366,000 and $1,049,000, or 43.9% and 42.0%, respectively. The decrease in net interest income was primarily due to lower average interest rates partially offset by higher average balances for the quarter and nine months ended September 30, 2001 as compared to the quarter and nine months ended September 30, 2000.

The Company's effective tax rate remained at 39.9% of earnings before income tax for both the nine months ended September 30, 2001 and 2000. The income tax benefit of options exercised of $481,000 and $256,000 for the nine months ended September 30, 2001 and 2000, respectively, was credited to additional paid-in capital and therefore did not impact the effective tax rate.

Net earnings increased 27.2% to $8,069,000 for the quarter ended September 30, 2001 from $6,346,000 for the quarter ended September 30, 2000. Net earnings increased 6.3% to $18,767,000 for the nine months ended September 30, 2001 from $17,654,000 for the nine months ended September 30, 2000.

At September 30, 2001 and 2000, domestic futures orders with start ship dates from October 2001 and 2000 through March 2002 and 2001 were approximately $92,993,000 and $78,280,000, respectively, an increase of 18.8%. At September 30, 2001 and 2000, international futures orders with start ship dates from October 2001 and 2000 through March 2002 and 2001 were approximately $10,999,000 and $8,462,000, respectively, an increase of 30.0%. At September 30, 2001 and 2000 total futures orders with start ship dates from October 2001 and 2000 through March 2002 and 2001 were approximately $103,992,000 and $86,742,000, respectively, an increase of 19.9%. The 19.9% increase in total futures orders is comprised of a 30.1% increase in the fourth quarter 2001 futures orders and a 13.7% increase in the first quarter 2002 futures orders. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

The September 11, 2001 terrorist actions and the United States and international governments' responses to these actions have created a significant amount of uncertainty about the future of both the United States and world economic climates. The impact on the demand for the Company's products is indeterminable. Fourth quarter order cancellations through October 18, 2001 have increased slightly and order cancellation and return requests are accelerating; it remains unclear what effect these events will have on our business in the future.

Liquidity and Capital Resources

The Company generated cash of $35,012,000 and $27,819,000 from its operating activities during the nine months ended September 30, 2001 and 2000, respectively. Cash provided by operations for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 varied primarily due to changes in net earnings, deferred taxes, prepaid expenses and other assets, and accounts payable and accrued liabilities.

The Company had a net outflow of cash from its investing activities for the nine months ended September 30, 2001 and 2000 due to the purchase of property, plant and equipment.

The Company had a net outflow of cash from its financing activities for the nine months ended September 30, 2001 primarily due to the purchase of treasury stock and a payment to a minority member.

In September 2001, the Company announced the completion of its October 1999 $25 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2006 up to an additional $25 million of its Class A Common Stock from time to time on the open market, as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchases under all stock repurchase programs from August 1996 through October 19, 2001 (the date of filing of this Form 10-Q) of 4,884,032 shares at an aggregate cost totaling approximately $68,687,000. Included in this 4,884,032 share figure is an aggregate of 335,100 shares purchased for a cost totaling approximately $8,403,000 since the September 2001 adoption of the present stock repurchase program.

In June 2001, the Company was notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of the Company, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee's counsel is claiming to be preferential transfers, is approximately $4,315,000. The Company believes these payments were received in the ordinary course of business and that it has meritorious defenses against the trustee's claim. No provision for this claim has been made in the Company's financial statements as of September 30, 2001.

No material capital commitments exist at September 30, 2001. The Company maintains an agreement with a bank whereby the Company may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. This facility expires in July 2003. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at the Company's discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility. The Company must meet certain restrictive financial covenants as agreed upon in the facility. Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 2001.

The Company's working capital decreased $1,760,000 to $118,808,000 at September 30, 2001 from $120,568,000 at December 31, 2000.

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

           None.

ITEM 5:    Other Information.
           -----------------

           None.

ITEM 6:    Exhibits and Reports on Form 8-K:
           --------------------------------

           (a)    Exhibits
                  None

           (b)    Reports on Form 8-K
                  During the third quarter of 2001, the Company filed a Current Report on Form 8-K with respect to its issuance on September 17, 2001 of a press release announcing that the Company's Board of Directors authorized a new stock repurchase program for the Company to repurchase up to $25 million of the Company's Class A Common Stock.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               K-Swiss Inc.


Date:  October 18, 2001                          By: /s/ George Powlick
                                                     -------------------------
                                                     George Powlick,
                                                     Vice President Finance and
                                                     Chief Financial Officer