Form 10-K405
period 2001-12-31
K SWISS INC
filed 2002-02-07
CIK 862480

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  [X]               OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

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

  The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the Registrant on February 1, 2002 based on the closing price of the Class A Common Stock on the Nasdaq National Market on such date was $240,975,509.

  The number of shares of the Registrant's Class A Common Stock outstanding at February 1, 2002 was 6,344,035 shares. The number of shares of the Registrant's Class B Common Stock outstanding at February 1, 2002 was 2,903,478 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the Registrant's 2002 Annual Stockholders Meeting are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  K-SWISS INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               ----------------

            Caption                                                         Page
            -------                                                         ----
 PART I

 Item 1.    Business.....................................................     3

 Item 2.    Properties...................................................    10

 Item 3.    Legal Proceedings............................................    10

 Item 4.    Submission of Matters to a Vote of Security Holders..........    11

 Item 4(a). Executive Officers of the Registrant.........................    11

 PART II

 Item 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................    13

 Item 6.    Selected Financial Data......................................    14

 Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    15

 Item 8.    Financial Statements and Supplementary Data..................    21

 Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................    43

 PART III

 Item 10.   Directors and Executive Officers of the Registrant...........    43

 Item 11.   Executive Compensation.......................................    43

 Item 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................    43

 Item 13.   Certain Relationships and Related Transactions...............    43

 PART IV

 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
            8-K..........................................................    43

                                    PART I

Item 1. Business

Company History and General Strategy

  K-Swiss Inc. designs, develops and markets a growing array of athletic footwear for high performance sports use, fitness activities and casual wear under the K-Swiss brand. During 2001, the Company acquired two additional footwear brands: (1) National Geographic (via license) and (2) Royal Elastics. Sales of these two brands were insignificant during 2001.

  In May 2001, the Company formed a joint venture with Rugged Shark, a designer and manufacturer of young, active-oriented footwear, to license, produce and market a men's, women's and children's collection of National Geographic outdoor-oriented and casual footwear. The joint venture will launch a full-scale line of outdoor and casual footwear in fall 2002. Under the terms of the joint venture, the Company owns 75% of the new company and provides the infrastructure to design, develop, manufacture, distribute and market the line of National Geographic footwear. Rugged Shark owns 25% of the venture. The new joint venture has hired a president and two senior sales executives and has engaged eight independent sales representatives. The joint venture has been primarily involved in developing a line of footwear for delivery in fall 2002.

  In November 2001, the Company acquired the worldwide rights and business of Royal Elastics ("Royal"), an Australian-based designer and manufacturer of elasticated footwear. The purchase excludes distribution rights in Australia, which were retained by Royal Management Pty, Ltd. The principal employees of Royal are co-Presidents and founders, Rodney Adler and Tull Price, who have relocated to K-Swiss' corporate offices in Westlake Village. Product design, marketing and positioning of the Royal brand will be managed by Messrs. Adler and Price, while back office, distribution, product development and production resources will be provided through K-Swiss' existing infrastructure. Royal has hired a marketing person, an experienced sales executive, and three product development personnel. Royal has also engaged six independent sales representatives. Product will be delivered to the market place during the first quarter of 2002. Royal's backlog at December 31, 2001 was $1,870,000.

  The discussion during the remainder of this Item 1., other than backlog, trademarks and patents, and employees, relates solely to the K-Swiss brand.

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

Products

  The following table summarizes the Company's product lines and sets forth the approximate contribution to revenues (in dollars and as a percentage of revenues) attributable to each footwear category for the periods indicated. All footwear categories come in both men's (approximately 52% of 2001 revenues) and women's (approximately 27% of 2001 revenues). Most styles within each footwear category are offered in men's, women's and children's.

                                                    Revenues (1)
                                       ----------------------------------------
                                              Year Ended December 31,
                                       ----------------------------------------
                                           2001          2000          1999
                                       ------------  ------------  ------------
   Product Category                       $      %      $      %      $      %
   ----------------                    -------- ---  -------- ---  -------- ---
                                           (Dollar amounts in thousands)
   Classic............................ $154,988  66% $142,122  64% $186,477  66%
   Tennis/Court.......................   15,916   7    15,383   7    22,107   8
   Training...........................   13,762   6    10,293   5       --  --
   Children's.........................   45,283  19    45,347  21    64,434  22
   Other (2)..........................    4,501   2     7,263   3    11,652   4
                                       -------- ---  -------- ---  -------- ---
   Total.............................. $234,450 100% $220,408 100% $284,670 100%
                                       ======== ===  ======== ===  ======== ===
   Domestic (3)....................... $204,566  87% $196,730  89% $263,728  93%
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

  The Classic, fueled by new products, has evolved into a category of shoes referred to as the Classic category. The Classic category is comprised of the Classic originals as described above, the K-S Collection, the Limited Edition series and the Davos Collection.

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

  In 2000, the Company entered a performance category, training. To further differentiate the line of shoes from the Company's competitors, the Company created three distinct segments: Speed, Strength and Endurance. The speed shoes compete with moderately priced running shoes, while strength shoes compete with moderately priced cross training shoes and endurance shoes are marketed against trail running shoes.

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

 Sales

  Financial information relating to international and domestic operations is presented as part of Item 8 of this report. See Note N to the Company's Consolidated Financial Statements.

Marketing

 Advertising and Promotion

  Management believes that its strategy of designing products with longer life cycles and introducing fewer new models relative to its competition enhances the effectiveness of its advertising and promotions.

  In 2001, K-Swiss used television as its largest single marketing expenditure. The campaign was run primarily on network and cable television, and was supported by several sports, music and general interest/fashion magazines. The campaign supported K-Swiss' launch of training products.

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

  The Company's footwear products are sold domestically through approximately 42 independent regional sales representatives and seven Company-employed sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These representatives sold to approximately 2,900, 3,000 and 3,100 separate accounts as of December 31, 2001, 2000 and 1999.

  During 2001, the Venator group of stores and affiliates accounted for approximately 18% of total revenues. See Note L to the Company's Consolidated Financial Statements. No other domestic customer accounted for more than 10% of total revenues during this period.

  The Company offers a "futures" program, under which retailers are offered discounts on orders scheduled for delivery more than five months after the order is made. There is no guarantee that such orders will not be canceled prior to acceptance by the customer. This program is similar to programs offered by other athletic shoe companies. The futures program has a positive effect on inventory costs, planning and production scheduling. See "Distribution". In addition, the Company engages in certain marketing programs from time to time that provide for extended terms on initial domestic orders of new styles.

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

  By the end of 2001, K-Swiss was working through 5 international subsidiaries and 22 distributors to market K-Swiss products in potentially 38 countries.

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

Manufacturing

  In 2001, approximately 83% of the Company's footwear products were manufactured in China, 15% in Thailand, and 2% in Taiwan. Although the Company has no long-term manufacturing agreements and competes with other athletic shoe companies for production facilities (including companies that are much larger than the Company), management believes that the Company's relationships with its footwear producers are satisfactory and that it has the ability to develop, over time, alternative sources for its footwear. The Company's operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

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

  During 2001, the Company's apparel and accessory products were manufactured in Macau, China, Thailand, Taiwan, Korea and the United States by certain manufacturers selected by the Company.

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

  The Company's footwear products are subject to the United States customs duties which range from 8.5% to 10.0% on footwear made principally of leather to duties on synthetic shoes ranging from 6.0% to 37.5% plus, for certain styles, $.90 per pair and moderately priced textile shoes of 20.0% to 37.5% plus, for certain styles, $.90 per pair. Currently, approximately 89% of the Company's footwear volume is derived from sales of leather footwear and approximately 11% of the Company's footwear volume is derived from sales of synthetic and textile footwear.

  A large portion of the Company's imported products are manufactured in the People's Republic of China ("China"). As a result of a previous dispute with China over the protection of intellectual property rights, the United States Trade Representative ("USTR") is currently monitoring China's adherence to an agreement to enforce intellectual property protections, and the failure of China to meet its obligations could result in the imposition of trade sanctions by USTR. Any such sanctions could affect the ability of the Company to continue to import products from China.

Backlog

  At December 31, 2001 and 2000, domestic futures orders with start ship dates from January through June 2002 and 2001 were approximately $103,329,000 and $93,364,000, respectively, an increase of 11%. At December 31, 2001 and 2000, international futures orders with start ship dates from January through June 2002 and 2001 were approximately $14,823,000 and $10,514,000, respectively, an increase of 41%. At December 31, 2001 and 2000 total futures orders with start ship dates from January through June 2002 and 2001 were approximately $118,152,000 and $103,878,000, respectively, an increase of 14%. The 14%
increase in total futures orders is comprised of an 18% increase in the first quarter 2002 futures orders and a 6% increase in the second quarter 2002 futures orders. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog.

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

Competition

  The athletic footwear industry is highly competitive, and sales growth of athletic and athletic-style leisure footwear slowed considerably in 2001, increasing competition. The largest domestic marketers of footwear are Nike and adidas, while the international market is dominated by Nike, adidas and Reebok. Each of these companies has substantially greater financial, distribution and marketing resources as well as greater brand awareness than the Company.

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

Trademarks and Patents

  The Company utilizes trademarks on all of its products and believes that its products are more marketable on a long-term basis when identified with distinctive markings. K-Swiss(R) is a registered trademark in the United States and certain other countries. The Company's name is not registered as a trademark in certain countries because of restrictions on registering names having geographic connotations. However, since K-Swiss is not a geographic name, the Company has often secured registrations despite such objections. The Company's shield emblem and the five-stripe design are also registered in the United States and certain foreign countries. The five-stripe design is not presently registered in some countries because it has been deemed ornamental by regulatory authorities. The five-stripe design has not been registered in Germany because of a possible conflict with adidas' three-stripe design mark. The Company selectively seeks to register the names of its shoes, its logos and the names given to certain of its technical and performance innovations, including Aosta(R) rubber and Silicone Formula 18(R). The ROYAL ELASTICS and Fleur de Lis trademarks used on ROYAL ELASTICS products are registered in many countries. The Fleur de Lis mark is registered in the United States, and the Company believes the ROYAL ELASTICS mark would already have been registered in the United States but for a clerical error in the Patent and Trademark Office that is in process of correction. The National Geographic Society ("NGS") is responsible for registering the marks that it has licensed E.R.E. Footwear, the Company's joint venture, to use in manufacture and sale of NATIONAL GEOGRAPHIC footwear. Those marks are registered in many countries, and the NGS has filed applications for registration in all major markets where the marks are not already registered. The Company has obtained patents in the United States regarding the Bio Feedback(R) ankle support system, the Shock Spring(R) cushioning system incorporated into K-Swiss' 7.0 System(R) performance tennis shoes and training line, the D.R. Cinch System(R), the stability design incorporated in the Si-18(R) tennis shoe, and other features. The Company vigorously defends its trademarks and patent rights against infringement worldwide and employs independent security consultants to assist in such protection. To date, the Company is not aware of any significant counterfeiting problems regarding its products.

Employees

  At December 31, 2001, the Company employed 180 persons in the United States, 126 persons in Taiwan, China and Thailand, 40 persons in England and the Netherlands and 6 persons elsewhere.

Item 2. Properties

  In August 1998, the Company moved into its new headquarters facility in Westlake Village, California. This facility, which is owned by the Company, is approximately 50,000 square feet. The Company occupies approximately one-half of this facility and leases the remaining portion.

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

Item 3. Legal Proceedings

  In June 2001, the Company was notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of the Company, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee's counsel is claiming to be preferential transfers, is approximately $4,315,000. The Company believes these payments were received in the ordinary course of business and that it has a meritorious defense against the trustee's claims. In November 2001, the trustee filed suit against K-Swiss (and other creditors) to recover payments made to K-Swiss during the 90 days prior to the customer's bankruptcy filing. The Company continues to believe that it has a meritorious "ordinary course of business" defense against these claims and will assert that defense in detail at the appropriate time in the litigation. No provision for this claim has been made in the Company's financial statements as of December 31, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 4(a). Executive Officers of the Registrant

  The executive officers of the Company are as follows:

                     Age at
                  December 31,
       Name           2001                     Position
       ----       ------------                 --------
 Steven Nichols        59      Chairman of the Board and President
 Preston Davis         57      Vice President--Sales
 Edward Flora          50      Vice President--Operations
 Lee Green             48      Corporate Counsel
 Thomas Harrison       59      Senior Vice President
 Deborah Mitchell      40      Vice President--Marketing
 George Powlick        57      Vice President--Finance, Chief Financial
                                Officer, Secretary and Director
 Janice Smith          40      Corporate Controller
 Brian Sullivan        48      Vice President--National Accounts
 Peter Worley          41      Vice President--Product Development

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers (now the Nasdaq National Market) upon completion of the Company's initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 2001 and 2000 as reported by Nasdaq were as follows:

                                   March 31, June 30, September 30, December 31,
                                   --------- -------- ------------- ------------
     2001
       Low........................   20.00    21.00       21.96        22.64
       High.......................   34.56    29.65       35.60        35.89
     2000
       Low........................   10.00    11.75       15.38        21.38
       High                          18.75    16.06       23.88        28.50

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

  The Class A Common Stock is listed on the Nasdaq National Market under the symbol KSWS.

  The number of stockholders of record of the Class A Common Stock on December 31, 2001 was 84. However, based on available information, the Company believes that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 4,000.

  There is currently no established public trading market for the Company's Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 2001 was 11.

Dividend Policy

  The Company announced on February 16, 1994 that the Company's Board of Directors was initiating a cash dividend program payable at an annual rate of 4 cents per common share. On February 8, 1999, the Company announced an increase in the cash dividend per share to an annual rate of 6 cents per common share. The Board declared quarterly dividends of 1.5 cents per share to stockholders of record as of the close of business on the last day of each quarter in 2001 and 2000, respectively. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The Company is currently limited in the extent to which it is able to pay dividends under the Company's revolving credit agreement. See Note D to the Company's Consolidated Financial Statements.

Item 6. Selected Financial Data

  The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2001 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein.

                                              Year ended December 31,
                                    --------------------------------------------
                                      2001     2000     1999     1998     1997
                                    -------- -------- -------- -------- --------
                                       (In thousands, except per share data)
Income Statement Data
Revenues..........................  $236,073 $221,629 $285,497 $161,540 $116,213
Cost of goods sold................   138,371  132,888  162,658   90,925   70,769
                                    -------- -------- -------- -------- --------
  Gross Profit....................    97,702   88,741  122,839   70,615   45,444
Selling, general and
 administrative expenses..........    60,757   57,300   67,885   51,220   40,074
                                    -------- -------- -------- -------- --------
  Operating profit................    36,945   31,441   54,954   19,395    5,370
Interest income, net..............     1,804    3,597    1,784    1,853    1,823
                                    -------- -------- -------- -------- --------
  Earnings before income taxes....    38,749   35,038   56,738   21,248    7,193
Income tax expense................    15,440   13,979   22,454    8,702    3,020
                                    -------- -------- -------- -------- --------
  Net earnings....................  $ 23,309 $ 21,059 $ 34,284 $ 12,546 $  4,173
                                    ======== ======== ======== ======== ========
Earnings per share
Basic.............................  $   2.42 $   2.05 $   3.12 $   1.15 $    .36
                                    ======== ======== ======== ======== ========
Diluted...........................  $   2.28 $   1.96 $   2.99 $   1.10 $    .35
                                    ======== ======== ======== ======== ========
Weighted average number of shares
 outstanding
Basic.............................     9,648   10,283   10,972   10,914   11,688
Diluted (1).......................    10,237   10,750   11,452   11,432   11,927
Balance Sheet Data (at period end)
Current assets....................  $140,888 $142,677 $131,230 $102,002 $ 91,053
Current liabilities...............    21,934   22,109   17,442   18,703   14,662
Total assets......................   160,799  157,427  146,772  115,465  101,195
Total debt (2)....................         0    1,046      853      655    1,142
Stockholders' equity..............   124,359  120,219  112,030   83,268   75,865

--------
(1) Includes common stock and dilutive potential common stock (options).

(2) Includes all interest-bearing debt and capital lease obligations, but excludes outstanding letters of credit ($3,517,000, $5,021,000, $8,765,000, $7,703,000 and $12,156,000 as of December 31, 2001, 2000,
    1999, 1998 and 1997).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

  "Forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission ("the S.E.C."), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "intend", "plan", "project", "will be", "will continue", "will likely result", or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of the Company's competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of the Company's training shoe line; market acceptance of new Limited Edition product; market acceptance of non-performance product in Europe; market acceptance of National Geographic footwear; market acceptance of Royal Elastics footwear; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for the Company's products; the size, timing and mix of purchases of the Company's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; the ability of the Company to continue, manage or forecast its growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments' responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

                                                      Year ended December 31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
     Revenues........................................   100.0%   100.0%   100.0%
     Cost of goods sold..............................    58.6     60.0     57.0
     Gross profit....................................    41.4     40.0     43.0
     Selling, general and administrative expenses....    25.7     25.8     23.7
     Interest income, net............................     0.7      1.6      0.6
     Earnings before income taxes....................    16.4     15.8     19.9
     Income tax expense..............................     6.5      6.3      7.9
     Net Earnings....................................     9.9      9.5     12.0

2001 Compared to 2000

  Total revenues increased 6.5% to $236,073,000 in 2001 from $221,629,000 in 2000. This increase was attributable to an increase in the volume of footwear sold partially offset by a slight decrease in the average underlying wholesale price per pair. The volume of footwear sold increased 8.2% to 8,821,000 pair in 2001 from 8,156,000 pair in 2000. The average wholesale price per pair was $26.09 in 2001 and $26.21 in 2000. The major changes in volume for footwear categories are as follows: Classics and training categories increased 9% and 42%, respectively.

  Domestic revenues increased 4.0% to $205,237,000 in 2001 from $197,262,000 in 2000. International product revenues increased 26.2% in 2001 to $29,884,000 from $23,679,000 in 2000. Fees earned by the Company on sales by foreign licensees and distributors were $952,000 for 2001 and $688,000 for 2000. International revenues, as a percentage of total revenues, increased to 13.1% in 2001 from 11.0% in 2000.

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

  At December 31, 2001 domestic and international futures orders with start ship dates from January through June 2002 were approximately $103,329,000 and $14,823,000, respectively, 11% and 41% higher, respectively, than such orders were at December 31, 2000 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "future" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

  Gross profit margins increased, as a percentage of revenues, to 41.4% in 2001 from 40.0% in 2000. Gross profit margins increased primarily due to changes in the product mix of sales.

  Selling, general and administrative expenses increased 6.0% to $60,757,000 (25.7% of revenues) in 2001 from $57,300,000 (25.8% of revenues) in 2000. The increase in the amounts for the year
ended December 31, 2001 compared to the year ended December 31, 2000 was primarily the result of an increase in payroll and related expenses, partially the result of the decrease in the expense related to an employee incentive bonus during 2000 that did not also occur in 2001. In 2000, there was a reduction of employee incentive bonus accruals due to diminished financial performance in that year compared to the previous year. The decrease in selling, general and administrative expenses, as a percentage of revenues, was due primarily to these expenses increasing at a slower rate than revenues during 2001.

  Net interest income was $1,804,000 (0.7% of revenues) in 2001 compared to $3,597,000 (1.6% of revenues) in 2000, a decrease of $1,793,000 or 49.8%. This decrease in net interest income was the result of decreased rates earned on commercial paper investments partially offset by higher average balances on commercial paper investments. Also, during 2001 the Company recorded interest expense related to the 1993, 1995 and 1996 Internal Revenue Service examinations. The Company has agreed to certain adjustments for these tax years, none of which will require the Company to record additional income tax expense, as the Company has recorded deferred taxes on the untaxed portion of unremitted earnings of a foreign subsidiary.

  The Company's effective tax rate decreased to 39.8% in 2001 from 39.9% in 2000. The $529,000 and $197,000 income tax benefit of options exercised during 2001 and 2000, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate.

  Net earnings increased 10.7% to $23,309,000 or $2.28 per share (diluted earnings per share) in 2001 from $21,059,000 or $1.96 per share (diluted earnings per share) in 2000.

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

Liquidity and Capital Resources

  The Company experienced a net cash inflow of approximately $21,041,000, $27,235,000 and $31,536,000 from its operating activities during 2001, 2000 and 1999, respectively. Cash provided by operations in 2001 decreased from 2000, due primarily to differences in the amounts of changes in accounts receivable and accounts payable and accrued liabilities, partially offset by an increase in net earnings. Cash provided by operating activities for the year ended 2000 as compared to 1999 varied primarily due to a decrease in net earnings, as well as differences in the amounts of changes in accounts receivable, inventories, deferred income taxes, prepaid expenses and other assets, and accounts payable and accrued liabilities.

  The Company had a net outflow of cash from its investing activities during 2001 due to a cash payment for the acquisition of Royal Elastics, a cash payment for interest in a licensing agreement and the net purchase of property, plant and equipment. The Company had a net outflow of cash from its investing activities during 2000 from the net purchase of property, plant and equipment, partially offset by the cash received in the acquisition of 1166789 Ontario Inc.

  In 2001 and 2000, the net cash provided by operating activities was used for the purchase of treasury stock and to pay cash dividends. Also, in 2001, cash provided by operating activities was used for the repayment of borrowings under bank lines of credit and subordinated debentures along with a payment to a minority member.

  The Company anticipates future cash needs for principal repayments required pursuant to any borrowings under its lines of credit facilities. In addition, depending on the Company's future growth rate, additional funds may be required by operating activities. Finally, at December 31, 2001, approximately $24,642,000 of foreign subsidiary earnings which are not considered indefinitely invested may eventually be remitted to the parent company as circumstances warrant. Upon receipt of these funds, the Company will use approximately $9,596,000 in cash to pay income taxes previously accrued on these foreign subsidiary earnings. The Company's intention is to repatriate earnings of foreign operations as cash needs and other circumstances require. No other material capital commitments exist at December 31, 2001. With continued use of its revolving credit facility (as discussed below), the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 2002.

  In September 2001, the Company announced the completion of its October 1999 $25 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2006 up to an additional $25 million of its Class A Common Stock from time to time on the open market, as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchases under all stock repurchase programs from August 1996 through February 6, 2002 (the day prior to the filing of the Form 10-K) of 4,887,532 shares at an aggregate cost totaling approximately $68,804,000.

  In June 2001, the Company was notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of the Company, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee's counsel is claiming to be preferential transfers, is approximately $4,315,000. The Company believes these payments were received in the ordinary course of business and that it has a meritorious defense against the trustee's claims. In November 2001, the trustee filed suit against K-Swiss (and other creditors) to recover payments made to K-Swiss during the 90 days prior to the customer's bankruptcy filing. The Company continues to believe that it has a meritorious "ordinary course of business" defense against these claims and will assert that defense in detail at the appropriate time in the litigation. No provision for this claim has been made in the Company's financial statements as of December 31, 2001.

  In July 2001, the Company signed a new agreement with a bank whereby the Company may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $12,074,000 at December 31, 2001. This facility currently expires in July 2003. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at the Company's discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility. The Company must meet certain restrictive financial covenants as agreed upon in the facility.

  The Company's European offices have agreements with a bank whereby they can borrow up to $6,000,000 in the form of secured revolving credit facilities. The unused portion of these credit facilities was $5,409,000 at December 31, 2001. These facilities are made available until terminated by either party.

  There was no debt at December 31, 2001 compared to total debt of $1,046,000 at December 31, 2000 (excluding outstanding letters of credit of $3,517,000 and $5,021,000 at December 31, 2001 and 2000, respectively). The decrease was due to reduced borrowings under bank lines of credit under the Company's credit facilities and repayment of subordinated debentures.

  The Company's working capital decreased $1,614,000 to $118,954,000 at December 31, 2001 from $120,568,000 at December 31, 2000.

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

Quantitative and Qualitative Disclosures About Market Risk

 Market Risk

  Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company's primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. dollar and the Euro. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves the Company's risk management policies. Market risk is managed based on an ongoing assessment of trends in foreign exchange rates and economic developments, giving consideration to possible effects on both total return and reported earnings.

 Foreign Exchange Rate Risk

  Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from unfavorable movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company's historical primary risk exposures have been from changes in the rates between the U.S. dollar and each of the following: the British pound, the Dutch guilder, the Euro and the German mark. This trend is expected to continue for the Euro. To fix the U.S. dollar amount it will receive on sales denominated in Euros, the Company enters into forward exchange contracts to sell the foreign currency denominated in that currency. The extent to which forward exchange contracts are used is modified periodically in response to management's estimate of market conditions and the terms and length of specific sales contracts.

  The Company enters into foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual dollar net cash inflow resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The foreign exchange contracts are designated for firmly committed or forecasted sales. These contracts are generally expected to occur in less than one year. Gains and losses of foreign exchange contracts that are designated for forecasted transactions are recognized as the exchange rates change.

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

  The table below provides information as of December 31, 2001 and 2000 about the Company's foreign currency forward exchange contracts by currency. The information is presented in U.S. dollars:

                                                            December 31,
                                                      -------------------------
                                                         2001         2000
                                                      ---------- --------------
Europe (Euro)
  Notional amount.................................... $2,000,000 $    2,500,000
  Fair value.........................................        --             --
  Average contractual exchange rate.................. $ .84/Euro $     .93/Euro
Netherlands (Dutch guilder)
  Notional amount....................................        --  $    2,000,000
  Fair value.........................................        --             --
  Average contractual exchange rate..................        --  $      .40/Dfl
United Kingdom (Pound Sterling)
  Notional amount....................................        --  $      300,000
  Fair value.........................................        --           5,000
  Average contractual exchange rate .................        --  $1.52/UK pound

  The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts. Based on the Company's overall currency rate exposure at December 31, 2001, a 10% change in currency rates would not have had a material effect on the financial position, results of operations and cash flows of the Company.

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
K-Swiss Inc.

  We have audited the consolidated balance sheets of K-Swiss Inc. as of December 31, 2001 and 2000, and the related consolidated statements of earnings and comprehensive earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Swiss Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

  We have also audited Schedule II of K-Swiss Inc. for each of the three years in the period ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Los Angeles, California
January 29, 2002

                                  K-SWISS INC.

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

                         (Dollar amounts in thousands)

                                                              2001      2000
                                                            --------  --------
                          ASSETS
                          ------
CURRENT ASSETS
  Cash and cash equivalents (Note A4)...................... $ 61,579  $ 67,350
  Accounts receivable, less allowance for doubtful accounts
   of $993 and $852 for 2001 and 2000, respectively (Note
   L)......................................................   30,478    25,489
  Inventories (Note A5)....................................   43,995    43,815
  Prepaid expenses and other...............................    3,014     4,452
  Deferred taxes (Notes A8 and H)..........................    1,822     1,571
                                                            --------  --------
    Total current assets...................................  140,888   142,677

PROPERTY, PLANT AND EQUIPMENT, net (Notes A6 and B)........    8,140     8,358
OTHER ASSETS
  Intangible assets (Notes A7, A15, C and M)...............    8,362     3,973
  Other....................................................    3,409     2,419
                                                            --------  --------
                                                              11,771     6,392
                                                            --------  --------
                                                            $160,799  $157,427
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES
  Bank lines of credit (Note D)............................ $    --   $    546
  Current maturities of subordinated debentures (Note E)...      --        500
  Trade accounts payable...................................   10,728     9,763
  Accrued liabilities (Note F).............................   11,206    11,300
                                                            --------  --------
    Total current liabilities..............................   21,934    22,109

OTHER LIABILITIES (Note G).................................    6,794     7,590
DEFERRED TAXES (Notes A8 and H)............................    7,712     7,509

COMMITMENTS AND CONTINGENCIES (Notes H and I)..............      --        --

STOCKHOLDERS' EQUITY (Notes D and K)
  Preferred Stock--authorized 2,000,000 shares of $.01 par
   value; none issued and outstanding......................      --        --
  Common Stock:
  Class A--authorized 18,000,000 shares of $.01 par value;
   11,228,397 shares issued, 6,344,365 shares outstanding
   and 4,884,032 shares held in treasury at December 31,
   2001 and 11,080,299 shares issued, 6,992,467 shares
   outstanding and 4,087,832 shares held in treasury at
   December 31, 2000.......................................      112       111
  Class B--authorized 10,000,000 shares of $.01 par value;
   issued and outstanding 2,903,478 shares at December 31,
   2001 and 2,983,478 shares at December 31, 2000..........       29        30
  Additional paid-in capital...............................   41,364    40,444
  Treasury Stock...........................................  (68,686)  (49,348)
  Retained earnings........................................  152,308   129,570
  Accumulated other comprehensive earnings--
   Foreign currency translation (Note A9)..................     (768)     (588)
                                                            --------  --------
                                                             124,359   120,219
                                                            --------  --------
                                                            $160,799  $157,427
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                            Year Ended December 31,

            (Dollar amounts in thousands, except per share amounts)

                                                    2001      2000      1999
                                                  --------  --------  --------
Revenues (Notes A12, L and N).................... $236,073  $221,629  $285,497
Cost of goods sold...............................  138,371   132,888   162,658
                                                  --------  --------  --------
  Gross profit...................................   97,702    88,741   122,839
Selling, general and administrative expenses
 (Note A13)......................................   60,757    57,300    67,885
                                                  --------  --------  --------
  Operating profit...............................   36,945    31,441    54,954
Interest income, net.............................    1,804     3,597     1,784
                                                  --------  --------  --------
  Earnings before income taxes...................   38,749    35,038    56,738
Income tax expense (Notes A8 and H)..............   15,440    13,979    22,454
                                                  --------  --------  --------
  NET EARNINGS................................... $ 23,309  $ 21,059  $ 34,284
                                                  ========  ========  ========

Earnings per common share (Note A14)
  Basic.......................................... $   2.42  $   2.05  $   3.12
                                                  ========  ========  ========
  Diluted........................................ $   2.28  $   1.96  $   2.99
                                                  ========  ========  ========

Net Earnings..................................... $ 23,309  $ 21,059  $ 34,284
Other comprehensive loss, net of tax--Foreign
 currency
  translation adjustments........................     (180)     (105)      (49)
                                                  --------  --------  --------
Comprehensive earnings........................... $ 23,129  $ 20,954  $ 34,235
                                                  ========  ========  ========


        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Three years ended December 31, 2001

                         (Dollar amounts in thousands)

                                 Common Stock                          Treasury Stock
                      -----------------------------------            ------------------             Accumulated
                           Class A          Class B       Additional      Class A                      other
                      ----------------- -----------------  paid-in   ------------------  Retained  comprehensive
                        Shares   Amount  Shares    Amount  capital    Shares    Amount   earnings    earnings     Total
                      ---------- ------ ---------  ------ ---------- --------- --------  --------  ------------- --------
Balance at January
 1, 1999............   9,832,728  $ 98  3,426,556   $34    $25,830   2,518,932 $(17,760) $ 75,500      $(434)    $ 83,268
Conversion of shares
 (Note K)...........     412,578     4   (412,578)   (4)       --          --       --        --         --           --
Proceeds from
 exercise of options
 (Note K)...........     760,849     8        --     --      5,777         --       --        --         --         5,785
Income tax benefit
 of options
 exercised..........         --    --         --     --      8,410         --       --        --         --         8,410
Purchase of treasury
 stock..............         --    --         --     --        --      760,000  (19,006)      --         --       (19,006)
Dividends paid ($.06
 per share)(Note D).         --    --         --     --        --          --       --       (662)       --          (662)
Net earnings for the
 year...............         --    --         --     --        --          --       --     34,284        --        34,284
Foreign currency
 translation (Note
 A9)................         --    --         --     --        --          --       --        --         (49)         (49)
                      ----------  ----  ---------   ---    -------   --------- --------  --------      -----     --------
Balance at December
 31, 1999...........  11,006,155   110  3,013,978    30     40,017   3,278,932  (36,766)  109,122       (483)     112,030
Conversion of shares
 (Note K)...........      30,500   --     (30,500)   --        --          --       --        --         --           --
Proceeds from
 exercise of options
 (Note K)...........      43,644     1        --     --        230         --       --        --         --           231
Income tax benefit
 of options
 exercised..........         --    --         --     --        197         --       --        --         --           197
Purchase of treasury
 stock..............         --    --         --     --        --      808,900  (12,582)      --         --       (12,582)
Dividends paid ($.06
 per share)(Note D).         --    --         --     --        --          --       --       (611)       --          (611)
Net earnings for the
 year...............         --    --         --     --        --          --       --     21,059        --        21,059
Foreign currency
 translation (Note
 A9)................         --    --         --     --        --          --       --        --        (105)        (105)
                      ----------  ----  ---------   ---    -------   --------- --------  --------      -----     --------
Balance at December
 31, 2000...........  11,080,299   111  2,983,478    30     40,444   4,087,832  (49,348)  129,570       (588)     120,219
Conversion of shares
 (Note K)...........      80,000     1    (80,000)   (1)       --          --       --        --         --           --
Proceeds from
 exercise of options
 (Note K)...........      68,098   --         --     --        391         --       --        --         --           391
Income tax benefit
 of options
 exercised..........         --    --         --     --        529         --       --        --         --           529
Purchase of treasury
 stock..............         --    --         --     --        --      796,200  (19,338)      --         --       (19,338)
Dividends paid ($.06
 per share)(Note D).         --    --         --     --        --          --       --       (571)       --          (571)
Net earnings for the
 year...............         --    --         --     --        --          --       --     23,309        --        23,309
Foreign currency
 translation (Note
 A9)................         --    --         --     --        --          --       --        --        (180)        (180)
                      ----------  ----  ---------   ---    -------   --------- --------  --------      -----     --------
Balance at December
 31, 2001...........  11,228,397  $112  2,903,478   $29    $41,364   4,884,032 $(68,686) $152,308      $(768)    $124,359
                      ==========  ====  =========   ===    =======   ========= ========  ========      =====     ========

         The accompanying notes are an integral part of this statement.

                                  K-SWISS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                         (Dollar amounts in thousands)

                                                     2001      2000      1999
                                                   --------  --------  --------
Cash flows from operating activities:
 Net earnings....................................  $ 23,309  $ 21,059  $ 34,284
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization.................     1,809     1,531     1,374
   Net loss (gain) on disposal of property, plant
    and equipment................................         4        (9)       66
   Deferred income taxes.........................       (48)      780    (1,323)
   Minority interest in loss of consolidated
    subsidiary...................................      (333)      --        --
   (Increase) decrease in accounts receivable....    (5,010)    1,663    (1,511)
   Decrease (increase) in inventories............        90       671   (10,636)
   Decrease (increase) in prepaid expenses and
    other assets.................................       534      (309)   (2,662)
   Increase in accounts payable and accrued
    liabilities..................................       686     1,849    11,944
                                                   --------  --------  --------
 Net cash provided by operating activities.......    21,041    27,235    31,536

Cash flows from investing activities:
 Cash paid for acquisition of Royal Elastics.....    (3,889)      --        --
 Cash paid for interest in licensing agreement...    (1,000)      --        --
 Cash received in acquisition of 1166789 Ontario
  Inc. net of cash paid..........................       --        361       --
 Purchase of property, plant and equipment.......    (1,152)     (864)   (2,086)
 Proceeds from disposal of property, plant and
  equipment......................................         8        22        29
                                                   --------  --------  --------
 Net cash used in investing activities...........    (6,033)     (481)   (2,057)

Cash flows from financing activities:
 Net (repayments) borrowings under bank lines of
  credit and subordinated debentures.............    (1,006)      216       207
 Purchase of treasury stock......................   (19,338)  (12,582)  (19,006)
 Payment of dividends............................      (571)     (611)     (662)
 Proceeds from stock options exercised...........       315       231     5,785
                                                   --------  --------  --------
 Net cash used in financing activities...........   (20,600)  (12,746)  (13,676)
Effect of exchange rate changes on cash..........      (179)      223       (44)
                                                   --------  --------  --------
     Net (decrease) increase in cash and cash
      equivalents................................    (5,771)   14,231    15,759

Cash and cash equivalents at beginning of year...    67,350    53,119    37,360
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $ 61,579  $ 67,350  $ 53,119
                                                   ========  ========  ========


Supplemental disclosure of cash flow information:
 Non-cash investing activities:
   In December 2000, the Company purchased the
    capital stock of 1166789 Ontario Inc. for one
    dollar. In connection with the acquisition,
    liabilities were assumed as follows:
    Fair value of assets acquired................            $  1,576
    Cash paid for capital stock..................                 --
                                                             --------
     Liabilities assumed.........................            $  1,576


Non-cash financing activities:
 Contribution of assets by minority member.......  $    333       --        --
 Income tax benefit of options exercised.........  $    529  $    197  $  8,410
 Cash paid during the year for:
   Interest......................................  $  1,045  $    102  $     98
   Income taxes..................................  $ 13,345  $ 13,509  $ 16,302

        The accompanying notes are an integral part of these statements.

                                 K-SWISS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2001, 2000 and 1999

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

3. Basis of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 2000 presentation to conform to the 2001 presentation.

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

                       December 31, 2001, 2000 and 1999

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

11. Financial Risk Management and Derivatives

  The Company enters into foreign exchange contracts in order to reduce the impact of foreign currency fluctuations (Euro) and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual dollar net

                                 K-SWISS INC.

                       December 31, 2001, 2000 and 1999

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

cash inflow resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The foreign exchange contracts are designated for firmly committed or forecasted sales. These transactions are generally expected to occur in less than one year. Gains and losses of foreign exchange contracts that are designated for forecasted transactions are recognized as the exchange rates change.

  The forward exchange contracts generally require the Company to exchange Eurodollars for U.S. dollars at maturity, at rates agreed to at the inception of the contracts. The counter party to derivative transactions is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the unrealized gains in such contracts should this counter party fail to perform as contracted.

  The aggregate notional principal amounts and fair values of the Company's derivative financial instruments were $2,000,000 and no fair value at December 31, 2001 respectively, and $4,800,000 and $5,000 at December 31, 2000,
respectively. The estimated fair value of derivatives used to hedge the Company's risks will fluctuate over time. The fair value of the forward exchange contracts is estimated by obtaining quoted market prices.

12. Recognition of Revenues

  Revenues include sales and fees earned on sales by licensees and are recognized upon shipment of goods.

13. Advertising Costs

  Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $14,811,000, $15,882,000 and $18,461,000 for 2001, 2000 and 1999,
respectively.

14.Earnings per Share

  Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to issue common stock were exercised.

  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                   2001             2000             1999
                             ---------------- ---------------- ----------------
                                    Per Share        Per Share        Per Share
                             Shares  Amount   Shares  Amount   Shares  Amount
                             ------ --------- ------ --------- ------ ---------
Basic EPS...................  9,648   $2.42   10,283   $2.05   10,972   $3.12
Effect of Dilutive Stock
 Options....................    589    (.14)     467    (.09)     480    (.13)
                             ------   -----   ------   -----   ------   -----
Diluted EPS................. 10,237   $2.28   10,750   $1.96   11,452   $2.99
                             ======   =====   ======   =====   ======   =====

                                 K-SWISS INC.

                       December 31, 2001, 2000 and 1999


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

  The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                          2001          2000           1999
                                      ------------- ------------- --------------
Options to purchase shares of common
 stock (in thousands)...............       104           74             69
Exercise prices.....................  $28.20-$47.38 $18.00-$47.38 $29.63-$47.38
Expiration dates....................   April 2009-   April 2009-   April 2009-
                                        July 2011    August 2010  September 2009

15.New Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (FAS 141). The standard concludes that all business combinations within the scope of the statement will be accounted for using the purchase method. Previously, the pooling-of-interests method was required when certain criteria were met. Because those criteria did not distinguish economically dissimilar transactions, similar business combinations were accounted for using different methods that produced dramatically different financial statement results. FAS 141 requires separate recognition of intangible assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. FAS 141 also requires the disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001.

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

  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. FAS 143 is effective for the Company at the beginning of fiscal 2003. The Company believes the adoption of FAS 143 will not have a material impact on its consolidated financial position or results of operations.

  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (FAS
144). FAS 144 establishes a

                                 K-SWISS INC.

                       December 31, 2001, 2000 and 1999

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

single accounting model for the Impairment or disposal of long-lived assets, including discontinued operations. FAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), and APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of FAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company believes the adoption of FAS 144 will not have a material impact on its consolidated financial position or results of operations.

NOTE B--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment as of December 31 consists of the following (in thousands):

                                                                2001     2000
                                                               -------  -------
     Building and improvements................................ $ 6,351  $ 6,173
     Furniture, machinery and equipment.......................   7,333    6,735
                                                               -------  -------
                                                                13,684   12,908
     Less accumulated depreciation and amortization...........  (6,239)  (5,245)
                                                               -------  -------
                                                                 7,445    7,663
     Land.....................................................     695      695
                                                               -------  -------
                                                               $ 8,140  $ 8,358
                                                               =======  =======

NOTE C--INTANGIBLE ASSETS

  Intangible assets as of December 31 consist of the following (in thousands):

                                                                2001     2000
                                                               -------  -------
     Goodwill................................................. $ 8,073  $ 4,579
     Trademarks...............................................   2,081    2,081
     Licenses.................................................   1,243      --
     Less accumulated amortization............................  (3,035)  (2,687)
                                                               -------  -------
                                                               $ 8,362  $ 3,973
                                                               =======  =======

NOTE D--BANK LINES OF CREDIT

  The Company maintains revolving credit facilities whereby it may borrow up to an aggregate of $21,000,000 including outstanding letters of credit and bankers' acceptances. The weighted average interest rate provided under these credit facilities was 7.00% at December 31, 2000. A fee of up to 1/8% of the average unused line is paid for availability of the primary credit facility.

  One of the credit agreements contains certain covenants and financial ratio requirements, including restrictions on dividend payments. At December 31, 2001, $25,570,000 was unrestricted as to the payment of dividends.

                                 K-SWISS INC.

                       December 31, 2001, 2000 and 1999


NOTE D--BANK LINES OF CREDIT--(Continued)

  Under the most restrictive covenant, the Company must maintain stockholders' equity, including subordinated debt, less intangible assets and exclusive of treasury stock of at least $90,200,000 at December 31, 2001.

NOTE E--SUBORDINATED DEBENTURES

  The subordinated debentures were payable to an officer and a director of the Company. The debentures bore interest at 10%. Interest was due on the unpaid balance quarterly. The debentures were paid in full in 2001.

NOTE F--ACCRUED LIABILITIES

  Accrued liabilities as of December 31 consist of the following (in thousands):

                                                                 2001    2000
                                                                ------- -------
     Payroll and related expenses.............................. $ 3,039 $ 2,484
     Other.....................................................   8,167   8,816
                                                                ------- -------
                                                                $11,206 $11,300
                                                                ======= =======

NOTE G--OTHER LIABILITIES

  Other liabilities consist of amounts due under employee benefit plans, including the long-term portion of the Company's Economic Value Added ("EVA") incentive program and deferred compensation. The EVA incentive program amounts are at risk of forfeiture to the plan participants depending on the Company maintaining presently achieved levels of EVA. The amounts as of December 31 are as follows (in thousands):

                                                                    2001   2000
                                                                   ------ ------
     EVA incentive program........................................ $3,225 $4,640
     Deferred Compensation........................................  3,569  2,950
                                                                   ------ ------
                                                                   $6,794 $7,590
                                                                   ====== ======

                                 K-SWISS INC.

                       December 31, 2001, 2000 and 1999


NOTE H--INCOME TAXES

  The provision for income taxes includes the following for the years ended December 31 (in thousands):

                                                        2001     2000    1999
                                                       -------  ------- -------
     Current
      United States
       Federal ....................................... $13,107  $11,107 $20,497
       State..........................................   2,349    2,027   3,125
      Foreign.........................................      32       65     155
     Deferred
      United States
       Federal........................................     (43)     702  (1,184)
       State..........................................      (5)      78    (139)
                                                       -------  ------- -------
                                                       $15,440  $13,979 $22,454
                                                       =======  ======= =======

  A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                                               2001  2000  1999
                                                               ----  ----  ----
     U.S. Federal statutory rate.............................. 35.0% 35.0% 35.0%
     State income taxes.......................................  3.9   3.9   4.1
     Net results of foreign subsidiaries......................  0.4   0.9   0.1
     Amortization of intangibles..............................  0.1   0.1   0.1
     Other....................................................  0.4   --    0.3
                                                               ----  ----  ----
                                                               39.8% 39.9% 39.6%
                                                               ====  ====  ====

  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

                                                                   2001   2000
                                                                  ------ ------
     Net current assets.......................................... $1,822 $1,571
     Net non-current liabilities.................................  7,712  7,509
                                                                  ------ ------
     Net liability............................................... $5,890 $5,938
                                                                  ====== ======

                                 K-SWISS INC.

                       December 31, 2001, 2000 and 1999


NOTE H--INCOME TAXES--(Continued)

  Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):

                                                                 2001    2000
                                                                ------- -------
   Assets
     State taxes...............................................   $ 839 $   730
     Bad debts reserve.........................................     319     271
     Inventory reserve and capitalized costs...................     823     786
     Bonuses...................................................   1,070   1,805
     Deferred compensation plan................................   1,388   1,147
     Other.....................................................     353      90
                                                                ------- -------
     Gross deferred tax assets.................................   4,792   4,829

   Liabilities
     Unremitted earnings of a foreign subsidiary...............   9,596   9,805
     Contingent purchase payments..............................     156     163
     Other.....................................................     930     799
                                                                ------- -------
     Gross deferred tax liabilities............................  10,682  10,767
                                                                ------- -------
     Net deferred tax liability................................ $ 5,890 $ 5,938
                                                                ======= =======

  The Company did not record any valuation allowances against deferred tax assets at December 31, 2001. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.

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

                                 K-SWISS INC.

                       December 31, 2001, 2000 and 1999


NOTE I--COMMITMENTS AND CONTINGENCIES

  The Company leases its principal warehouse facility through January 2003, under an agreement which provides for two options, each of which would extend the lease for three years. In addition, certain property and equipment is leased primarily on a month to month basis. Future minimum rental payments under these leases as of December 31, 2001 are as follows (in thousands):

       Year ending
       December 31,
       ------------
       2002.............................................................. $1,312
       2003..............................................................    277
       2004..............................................................     89
       2005..............................................................     70
       2006..............................................................      2
                                                                          ------
                                                                          $1,750
                                                                          ======

  Rent expense for operating leases was approximately $1,485,000, $1,408,000 and $1,281,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Sublease rental income was approximately $334,000 for the year ended December 31, 2001.

  The Company has subleased approximately 90,000 square feet of its principal warehouse facility to another company for the remainder of its initial lease term. The total of the future minimum rentals to be received as of December 31, 2001 is $362,000.

  The Company has outstanding letters of credit totaling approximately $3,517,000 and $5,021,000 at December 31, 2001 and 2000, respectively. These letters of credit, which have original terms from one month to one year, collateralize the Company's obligation to third parties for the purchase of inventory. The fair value of these letters of credit is based on fees currently charged for similar agreements and is not significant at December 31, 2001 and 2000.

  In June 2001, the Company was notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of the Company, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee's counsel is claiming to be preferential transfers, is approximately $4,315,000. The Company believes these payments were received in the ordinary course of business and that it has a meritorious defense against the trustee's claims. In November 2001, the trustee filed suit against K-Swiss (and other creditors) to recover payments made to K-Swiss during the 90 days prior to the customer's bankruptcy filing. The Company continues to believe that it has a meritorious "ordinary course of business" defense against these claims and will assert that defense in detail at the appropriate time in the litigation. No provision for this claim has been made in the Company's financial statements as of December 31, 2001.

NOTE J--EMPLOYEE BENEFIT PLANS

  In 1988, the Company adopted a discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The expense for this plan was approximately $623,000, $562,000 and $477,000 for 2001, 2000 and 1999,
respectively.

                                 K-SWISS INC.

                       December 31, 2001, 2000 and 1999


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

  During 1990, the Company adopted the 1990 Stock Option Plan under which it was authorized to issue non-qualified stock options, incentive stock options, and warrants to key employees. As amended, the number of options available for issuance under the 1990 Stock Option Plan was 1,650,000 shares of Class A Common Stock. The options have a term of ten years and generally become fully vested by the end of the fifth year.

  In 1999, the Company adopted the 1999 Stock Incentive Plan under which it was authorized to award up to 600,000 shares or options to employees and directors of the Company. The awards have a term of ten years and generally become fully vested by the end of the fifth year.

  Combined plan transactions for 2001, 2000 and 1999 are as follows:

                                2001               2000               1999
                         ------------------- ----------------- -------------------
                                    Weighted          Weighted            Weighted
                                    average           average             average
                                    exercise          exercise            exercise
                          Shares     price   Shares    price    Shares     price
                         ---------  -------- -------  -------- ---------  --------
Options outstanding
 January 1,.............   937,306   $ 9.36  707,003   $ 8.06  1,335,020   $ 6.48
Granted.................   292,500    24.93  306,450    11.14    147,000    19.88
Exercised...............   (68,098)    4.63  (43,644)    4.67   (760,849)    7.48
Canceled................   (22,835)   24.95  (32,503)    4.19    (14,168)   12.73
                         ---------           -------           ---------
Options outstanding
 December 31,........... 1,138,873    13.33  937,306     9.36    707,003     8.06
                         =========           =======           =========
Options available for
 grant at December 31,..    24,050           296,050             650,878

  Weighted average fair value of options granted during the year are as follows:

                                                            2001   2000   1999
                                                           ------ ------ ------
     Exercise price is below market price at date of
      grant..............................................  $24.47 $12.36 $19.01
     Exercise price equals market price at date of grant.   16.74   7.39  20.39

                                 K-SWISS INC.

                       December 31, 2001, 2000 and 1999


NOTE K--STOCKHOLDERS' EQUITY--(Continued)

  The following information applies to options outstanding at December 31, 2001:

                                      Options Outstanding         Options Exercisable
                                --------------------------------- --------------------
                                             Weighted
                                              average    Weighted             Weighted
                                             remaining   average              average
                                  Number    contractual  exercise   Number    exercise
     Range of exercise prices   outstanding life (years)  price   exercisable  price
     ------------------------   ----------- -----------  -------- ----------- --------
     $  .01-$ 1.00...........     116,615         7        0.75      15,002     0.53
     $ 4.38-$ 6.50...........     268,600         5        4.86     210,936     4.72
     $ 6.88-$ 9.88...........      68,141         4        8.31      30,021     8.33
     $10.13-$12.75...........     312,017         8       11.12     113,236    11.13
     $17.06-$25.56...........     263,500         9       24.09         --       --
     $27.13-$47.38...........     110,000         8       31.11      20,000    32.13

  The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                               2001  2000  1999
                                                               ----  ----  ----
     Expected life (years)....................................    8     7     7
     Risk-free interest rate.................................. 4.86% 5.90% 6.50%
     Expected volatility......................................   59%   60%   59%
     Expected dividend yield..................................   .2%   .3%   .2%

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

  During 2001, 2000 and 1999, 13,000, 12,000 and 73,000 options, respectively, were granted at exercise prices below fair market value. This resulted in net compensation expense of $313,000, $337,000 and $214,000 for 2001, 2000 and
1999, respectively. All other options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

  In connection with the exercise of options, the Company realized income tax benefits in 2001, 2000 and 1999 which have been credited to additional paid-in capital.

                                 K-SWISS INC.

                       December 31, 2001, 2000 and 1999


NOTE K--STOCKHOLDERS' EQUITY--(Continued)

  Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share would have been:

                                                         2001    2000    1999
                                                        ------- ------- -------
     Net earnings (in thousands)
       As reported..................................... $23,309 $21,059 $34,284
       Pro forma.......................................  21,989  20,600  34,150
     Basic earnings per share
       As reported..................................... $  2.42 $  2.05 $  3.12
       Pro forma.......................................    2.28    2.00    3.11
     Diluted earnings per share
       As reported..................................... $  2.28 $  1.96 $  2.99
       Pro forma.......................................    2.15    1.92    2.98

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

  During the years ended December 31, 2001, 2000 and 1999, approximately 18%, 23% and 24%, respectively, of revenues were from one domestic customer. At December 31, 2001 and 2000 approximately 35% and 34% of accounts receivable were from three customers. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures and for international receivables, the use of letters of credit and letters of guarantee.

                                 K-SWISS INC.

                       December 31, 2001, 2000 and 1999


NOTE M--ACQUISITIONS

 National Geographic

  In May 2001, the Company formed a joint venture with Rugged Shark, a designer and manufacturer of young, active-oriented footwear, to license, produce and market a men's, women's, and children's collection of National Geographic outdoor-oriented and casual footwear. Under the terms of the joint venture, the Company owns 75% of the new company and provides the infrastructure to design, develop, manufacture, distribute and market the line of National Geographic footwear. Rugged Shark owns 25% of the venture. Profits and losses of the joint venture will generally be allocated 75% to the Company and 25% to Rugged Shark. Under certain circumstances, Rugged Shark is entitled to a special $1,000,000 profits allocation. Under the terms of the agreement, the Company was granted the right (the "Call") to purchase from the minority member its minority interest in the joint venture. In addition, the Company has granted the minority member the right (the "Put") to sell its minority interest to the Company. The Call and the Put are exercisable at any time during the period April 1, 2005 through March 31, 2007. The exercise price of the Call and Put is based on a multiple of earnings before interest, income taxes and depreciation and amortization of the joint venture. The license agreement requires the Company to make minimum royalty payments through the year 2005 as follows (in thousands):

       Year ending
       December 31,
       ------------
       2002.............................................................. $  750
       2003..............................................................  1,155
       2004..............................................................  1,575
       2005..............................................................  1,876
                                                                          ------
                                                                          $5,356
                                                                          ======

  Losses applicable to the minority interests of Rugged Shark exceed the equity capital of the minority member. Accordingly, such excess losses applicable to the minority interests have been charged against the majority interest. The amount of excess losses charged to the Company was not material during the year ended December 31, 2001.

 Royal Elastics

  In November 2001, the Company acquired the worldwide rights and business of Royal Elastics, an Australian-based designer and manufacturer of elasticated footwear. The purchase excludes distribution rights in Australia, which were retained by the seller. This acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business are included in the accompanying financial statements from the date of acquisition. On a pro forma basis, as if the business had been acquired at the beginning of 2001, revenue, net earnings and earnings per common share would not differ materially from the amounts reported in the accompanying consolidated financial statements for 2001 and 2000. Goodwill totaling $3,494,000 has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired. Contingent purchase payments of approximately $1.5 million are due to the seller if the Company meets certain revenue levels and the Royal Elastics trademark is registered in the United States of America. Contingent purchase payments will be recorded as additional goodwill. Assets acquired and liabilities assumed in the acquisition were not material.

                                 K-SWISS INC.

                       December 31, 2001, 2000 and 1999


NOTE M--ACQUISITIONS--(Continued)

  In connection with the acquisition of Royal Elastics, the Company formed a joint venture with two of the sellers. Profits and losses of the joint venture during the first six years will be allocated 100% to the Company. Following the sixth year, profits and losses will be allocated 70% to the Company and 30% to the minority members. Under the terms of the agreement, the Company was granted the right (the "Call") to purchase from the minority members their minority interest in the joint venture. In addition, the Company has granted the minority members the right (the "Put") to sell their minority interest to the Company. The Call and the Put are exercisable at any time during the period November 15, 2005 through November 15, 2007. The exercise price of the Call and Put is based on a multiple of pre tax earnings of the joint venture less any amounts previously paid by the Company under the purchase agreement.

                                 K-SWISS INC.

                       December 31, 2001, 2000 and 1999


NOTE N--SEGMENT INFORMATION

  The Company's predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. Certain reclassifications have been made in the 2001, 2000 and 1999 presentations. The following tables summarize segment information (in thousands):

                                                    Year ended December 31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
     Revenues from unrelated entities:
       United States.............................. $205,237  $197,262  $264,054
       Europe.....................................   13,701    12,862    11,395
       Other International........................   17,135    11,505    10,048
                                                   --------  --------  --------
                                                   $236,073  $221,629  $285,497
                                                   ========  ========  ========
     Inter-geographic revenues:
       United States.............................. $  1,696  $  1,014  $    854
       Europe.....................................       77        29        22
       Other International........................    7,634     5,790     5,110
                                                   --------  --------  --------
                                                   $  9,407  $  6,833  $  5,986
                                                   ========  ========  ========
     Total revenues:
       United States.............................. $206,933  $198,276  $264,908
       Europe.....................................   13,778    12,891    11,417
       Other International........................   24,769    17,295    15,158
       Less inter-geographic revenues.............   (9,407)   (6,833)   (5,986)
                                                   --------  --------  --------
                                                   $236,073  $221,629  $285,497
                                                   ========  ========  ========
     Operating profit (loss):
       United States.............................. $ 45,506  $ 41,424  $ 62,410
       Europe.....................................   (3,192)   (2,774)   (1,437)
       Other International........................    2,812       848     4,268
       Less corporate expenses and Eliminations...   (8,181)   (8,057)  (10,287)
                                                   --------  --------  --------
                                                   $ 36,945  $ 31,441  $ 54,954
                                                   ========  ========  ========
     Interest income:
       United States.............................. $  2,310  $  2,852  $  1,043
       Europe.....................................       33        66        30
       Other International........................      597     1,051       877
                                                   --------  --------  --------
         Total interest income....................    2,940     3,969     1,950
     Interest expense:
       United States..............................    1,094       320       118
       Europe.....................................       42        52        48
       Other International........................      --        --        --
                                                   --------  --------  --------
         Total interest expense...................    1,136       372       166
                                                   --------  --------  --------
     Interest income, net......................... $  1,804  $  3,597  $  1,784
                                                   ========  ========  ========
     Income tax expense:
       United States.............................. $ 15,408  $ 13,914  $ 22,334
       Europe.....................................       72        65        65
       Other International........................      (40)      --         55
                                                   --------  --------  --------
                                                   $ 15,440  $ 13,979  $ 22,454
                                                   ========  ========  ========

                                 K-SWISS INC.

                       December 31, 2001, 2000 and 1999


NOTE N--SEGMENT INFORMATION--(Continued)

                                                      Year ended December 31,
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- -------- --------
Identifiable assets:
  United States..................................... $ 79,875 $ 78,944 $ 82,114
  Europe............................................   11,886    5,770    6,777
  Other International...............................   28,290   20,752   17,213
  Corporate assets and eliminations (1).............   40,748   51,961   40,668
                                                     -------- -------- --------
                                                     $160,799 $157,427 $146,772
                                                     ======== ======== ========
Provision for depreciation and amortization:
  United States..................................... $  1,637 $  1,348 $  1,184
  Europe............................................      113      127      125
  Other International...............................       59       56       65
                                                     -------- -------- --------
                                                     $  1,809 $  1,531 $  1,374
                                                     ======== ======== ========
Capital expenditures:
  United States..................................... $    913 $    672 $  1,891
  Europe............................................      188       91      139
  Other International...............................       51      101       56
                                                     -------- -------- --------
                                                     $  1,152 $    864 $  2,086
                                                     ======== ======== ========

--------
(1) Corporate assets include cash and cash equivalents, investments and intangible assets.

NOTE O--QUARTERLY FINANCIAL DATA (Unaudited)

  Summarized quarterly financial data for 2001 and 2000 follows (in thousands except for per share amounts):

                                         First  Second   Third  Fourth
                                        Quarter Quarter Quarter Quarter   Year
                                        ------- ------- ------- ------- --------
2001
  Revenues............................. $68,249 $55,419 $67,786 $44,619 $236,073
  Gross profit.........................  27,509  22,154  29,268  18,771   97,702
  Net earnings.........................   6,613   4,085   8,069   4,542   23,309
 Earnings per share
  Basic................................ $   .67 $   .41 $   .85 $   .49 $   2.42
  Diluted.............................. $   .63 $   .39 $   .79 $   .46 $   2.28
2000
  Revenues............................. $71,458 $51,006 $60,466 $38,699 $221,629
  Gross profit.........................  27,020  21,742  24,989  14,990   88,741
  Net earnings.........................   7,337   3,971   6,346   3,405   21,059
 Earnings per share
  Basic................................ $   .69 $   .38 $   .63 $   .34 $   2.05
  Diluted.............................. $   .67 $   .37 $   .59 $   .32 $   1.96

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Except for the information disclosed in Item 4(a) of this Annual Report on Form 10-K, the information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 23, 2002 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

Item 11. Executive Compensation

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 23, 2002 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 23, 2002 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 23, 2002 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Financial Statements:

                                                                 Page Reference
                                                                   Form 10-K
                                                                 --------------
Report of Independent Certified Public Accountants..............       22
Consolidated Balance Sheets as of December 31, 2001 and 2000....       23
Consolidated Statements of Earnings and Comprehensive Earnings
 for the three years ended December 31, 2001....................       24
Consolidated Statement of Stockholders' Equity for the three
 years ended December 31, 2001..................................       25
Consolidated Statements of Cash Flows for the three years ended
 December 31, 2001..............................................       26
Notes to Consolidated Financial Statements......................       27

  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed during the fourth quarter of 2001.

  (c) Exhibits

      3.1 Amended and Restated Certificate of Incorporation of K-Swiss Inc.
          (incorporated by reference to exhibit 3.4 to the Registrant's Form S-
          1 Registration Statement No. 33-34369).

      3.2 Certificate of Designations of Class A Common Stock of K-Swiss Inc.
          (incorporated by reference to exhibit 3.2 to the Registrant's Form S-
          1 Registration Statement No. 33-34369).

      3.3 Certificate of Designations of Class B Common Stock of K-Swiss Inc.
          (incorporated by reference to exhibit 3.3 to the Registrant's Form S-
          1 Registration Statement No. 33-34369).

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

     10.11 Lease Agreement dated March 11, 1997 by and between K-Swiss Inc. and
           Space Center Mira Loma, Inc. (incorporated by reference to exhibit
           10 to the Registrant's Form 10-Q for the quarter ended March 31,
           1997).

     10.12 Credit Agreement dated March 25, 1994 by and among the Registrant and Bank of America National Trust and Savings Association, with schedules (incorporated by reference to exhibit 10.33 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994).

     10.13 Amendment to Credit Agreement dated March 25, 1994 by and among the
           Registrant and Bank of America National Trust and Savings
           Association (incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1995).

     10.14 Second Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended
           September 30, 1996).

     10.15 Third Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended
           September 30, 1997).

     10.16 Fourth Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended
           September 30, 1998).

     10.17 Fifth Amendment to Credit Agreement (incorporated by reference to exhibit 10.31 to the Registrant's Form 10-K for the year ended
           December 31, 1998).

     10.18 Business Loan Agreement (incorporated by reference to exhibit 10 to the Registrant's Form 10-Q for the quarter ended June 30, 2001).

     10.19 K-Swiss Inc. Deferred Compensation Plan, Master Plan Document
           (incorporated by reference to exhibit 10.1 to the Registrant's Form
           10-Q for the quarter ended March 31, 1998).

     10.20 K-Swiss Inc. Deferred Compensation Plan, Master Trust Agreement
           (incorporated by reference to exhibit 10.2 to the Registrant's Form
           10-Q for the quarter ended March 31, 1998).

     21    Subsidiaries of K-Swiss Inc.

     23    Consent of Grant Thornton LLP.

  (d) Schedules

                                                                          Page
                                                                          ----
       Financial Statement Schedules:
        Schedule II--Valuation and Qualifying Accounts...................  48

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

                                          February 6, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
/s/
Steven Nichols                                                      February 6, 2002
------------------------------------
Steven Nichols                       Chairman of the Board,
                                      President and Chief
                                      Executive Officer
/s/
George Powlick                                                      February 6, 2002
------------------------------------
George Powlick                       Vice President Finance,
                                      Chief Financial Officer,
                                      Principal Accounting
                                      Officer, Secretary and
                                      Director
/s/
Lawrence Feldman                                                    February 6, 2002
------------------------------------
Lawrence Feldman                     Director
/s/
David Lewin                                                         February 6, 2002
------------------------------------
David Lewin                          Director
/s/
Martyn Wilford                                                      February 6, 2002
------------------------------------
Martyn Wilford                       Director
/s/
Stephen Fine                                                        February 6, 2002
------------------------------------
Stephen Fine                         Director

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                             (Amounts in thousands)

        Column A            Column B         Column C        Column D   Column E
        --------          ------------- ------------------- ----------- --------
                                             Additions
                                        ------------------- Write-offs
                           Balance at   Charged to Charged    and End   Balance
                          Beginning of  Costs and  to Other Deductions,  at of
      Description            Period      Expenses  Accounts     Net      Period
      -----------         ------------- ---------- -------- ----------- --------
Allowance for bad debts.  (2001) $  852   $  537     $ --     $  (396)   $  993
                          (2000)  1,740      544       --      (1,432)      852
                          (1999)    825    1,341       --        (426)    1,740

Allowance for
 inventories............  (2001) $1,417   $1,622     $ --     $(1,527)   $1,512
                          (2000)    966    1,203       --        (752)    1,417
                          (1999)  1,521    1,171       --      (1,726)      966

                                 EXHIBIT INDEX

 Number                                                                     Page
 ------                                                                     ----
  21    Subsidiaries of K-Swiss Inc. .....................................

  23    Consent of Grant Thornton LLP. ...................................