Form 10-Q
period 2002-03-31
K SWISS INC
filed 2002-04-25
CIK 862480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934
     For the period ended March 31, 2002
                          --------------

                                       OR

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________________ to

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

                                                            Yes   X    No
                                                                -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares of common stock outstanding at April 24, 2002:

                                              Class A         6,328,343
                                              Class B         2,903,478

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                                  K-SWISS INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                  March 31,          December 31,
                                                                                    2002                 2001
                                                                                -------------      ----------------
                                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                        $  64,806             $  61,579
   Accounts receivable, less allowance for doubtful
       accounts of $1,003 and $993 as of March 31,
       2002 and December 31, 2001, respectively                                        51,475                30,478
   Inventories                                                                         32,978                43,995
   Prepaid expenses and other                                                           1,169                 3,014
   Deferred taxes                                                                       1,408                 1,822
                                                                                -------------            ----------
         Total current assets                                                         151,836               140,888
PROPERTY, PLANT AND EQUIPMENT, net                                                      8,018                 8,140
OTHER ASSETS
   Intangible assets                                                                    8,297                 8,362
   Other                                                                                3,427                 3,409
                                                                                -------------            ----------
                                                                                       11,724                11,771
                                                                                -------------            ----------
                                                                                    $ 171,578             $ 160,799
                                                                                =============            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Bank lines of credit                                                             $     570             $      --
   Trade accounts payable                                                               5,512                10,728
   Accrued income taxes                                                                 4,438                   129
   Accrued liabilities                                                                 15,911                11,077
                                                                                -------------            ----------
        Total current liabilities                                                      26,431                21,934
OTHER LIABILITIES                                                                       5,010                 6,794
DEFERRED TAXES                                                                          7,305                 7,712
STOCKHOLDERS' EQUITY
   Preferred Stock-authorized 2,000,000 shares of
      $.01 par value; none issued and outstanding                                          --                    --
   Common Stock:
   Class A-authorized 18,000,000 shares of $.01 par value;
        11,271,433 shares issued, 6,337,401 shares outstanding and 4,934,032 shares held in treasury at March 31, 2002 and 11,228,397 shares issued,
       6,344,365 shares outstanding and 4,884,032 shares held in treasury at
       December 31, 2001                                                                  113                   112
    Class B-authorized 10,000,000 shares of $.01 par value;
       issued and outstanding 2,903,478 shares at March 31,
       2002 and December 31, 2001                                                          29                    29
   Additional paid-in capital                                                          42,044                41,364
   Treasury stock                                                                     (70,385)              (68,686)
   Retained earnings                                                                  161,837               152,308
   Accumulated other comprehensive earnings -
       Foreign currency translation                                                      (806)                 (768)
                                                                                -------------            ----------
                                                                                      132,832               124,359
                                                                                -------------            ----------
                                                                                    $ 171,578             $ 160,799
                                                                                =============            ==========

        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS
                (Amounts in thousands, except per share amounts)


                                   (Unaudited)

                                                                           THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                       ----------------------

                                                                        2002           2001
                                                                        ----           ----
Revenues                                                             $ 80,319       $ 68,249
Cost of goods sold                                                     44,640         40,740
                                                                     --------       --------
  Gross profit                                                         35,679         27,509
Selling, general and administrative expenses                           19,649         17,188
                                                                     --------       --------
  Operating profit                                                     16,030         10,321
Interest income, net                                                      197            890
                                                                     --------       --------
   Earnings before income taxes                                        16,227         11,211
Income tax expense                                                      6,559          4,598
                                                                     --------       --------
   NET EARNINGS                                                      $  9,668       $  6,613
                                                                     ========       ========

Earnings per common share (Note 4)
   Basic                                                             $   1.05       $   0.67
                                                                     ========       ========
   Diluted                                                           $   0.97       $   0.63
                                                                     ========       ========

Net Earnings                                                         $  9,668       $  6,613
Other comprehensive (loss) earnings, net of tax -
   Foreign currency translation adjustments                               (38)            18
                                                                     --------       --------
Comprehensive net earnings                                           $  9,630       $  6,631
                                                                     ========       ========

        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                   (Unaudited)

                                                                                THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                               ---------------
                                                                              2002        2001
                                                                              ----        ----
Net cash provided by operating activities                                   $  4,611    $  4,302
Cash flows from investing activities:
   Purchase of property, plant and equipment                                    (303)       (207)
   Proceeds from sale of property                                                 --           8
                                                                            --------    --------
     Net cash used in investing activities                                      (303)       (199)
Cash flows from financing activities:
   Net borrowings under bank lines of credit                                     568          26
   Purchase of treasury stock                                                 (1,699)     (1,833)
   Payment of dividends                                                         (139)       (149)
   Proceeds from stock options exercised                                         225         144
                                                                            --------    --------
     Net cash used in financing activities                                    (1,045)     (1,812)
Effect of exchange rate changes on cash                                          (36)         23
                                                                            --------    --------
            Net increase in cash and cash equivalents                          3,227       2,314
Cash and cash equivalents at beginning of period                              61,579      67,350
                                                                            --------    --------
Cash and cash equivalents at end of period                                  $ 64,806    $ 69,664
                                                                            ========    ========


Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
   Income tax benefit of options exercised                                  $    398    $    262

Cash paid during the period for:
   Interest                                                                 $     18    $     26
   Income taxes                                                             $    131    $     27


        The accompanying notes are an integral part of these statements.

                                  K-SWISS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the "Company") as of March 31, 2002 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001.

2. The federal income tax returns of the Company for the years ended 1993, 1995, 1996 and 1998 are currently under examination by the Internal Revenue Service ("IRS"). In August 2000, the IRS issued its final report proposing additional taxes for the years ended 1993, 1995 and 1996 of an aggregate of approximately $4,985,000 plus penalties and interest for these years. Through March 2002, the Company has agreed to certain adjustments for the years ended 1993, 1995 and 1996 resulting in approximately $957,000 of taxes. These tax adjustments did not require the Company to record additional income tax expense as the Company had recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. Of the remaining balance of the proposed assessments, the Company believes that approximately $1,241,000 of taxes which might become payable as a result of these examinations would not result in additional expense recognized in the financial statements other than interest and penalties, if any, as the Company has recorded deferred income taxes on the untaxed portion of the unremitted earnings of a foreign subsidiary. For the remaining assessed taxes of approximately $2,787,000, for which the Company has not provided deferred income taxes, the Company believes it has meritorious defenses to the IRS challenges although no assurance can be given that the final results of such IRS challenges will not have a material adverse impact on the Company's financial position and results of operations.

3. In June 2001, the Company was notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of the Company, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee's counsel is claiming to be preferential transfers, is approximately $4,315,000. The Company believes these payments were received in the ordinary course of business and that it has meritorious defenses against the trustee's claim. No provision for this claim has been made in the Company's financial statements as of March 31, 2002.

4. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                                                      Three Months Ended March 31,
                                                             --------------------------------------------------
                                                                       2002                       2001
                                                             -----------------------    -----------------------
                                                                          Per Share                  Per Share
                                                                Shares      Amount         Shares      Amount
                                                                ------      ------         ------      ------
     Basic EPS                                                   9,242     $  1.05          9,933     $   .67
     Effect of Dilutive Stock Options                              689        (.08)           605        (.04)
                                                               -------     -------        -------     -------
     Diluted EPS                                                 9,931     $   .97         10,538     $   .63
                                                               =======     =======        =======     =======

     The following options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares:

                                                                       2002                       2001
                                                             -----------------------    -----------------------
     Options to purchase shares of common stock
        (in thousands)                                                   1                         69
     Exercise prices                                                  $47.38                $29.63 - $47.38
     Expiration dates                                                May 2009                 April 2009-
                                                                                             September 2009

5. The Company's predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. The following tables summarize segment information (in thousands):

                                                                             Three Months Ended March 31,
                                                                          ---------------------------------
                                                                            2002                     2001
                                                                          --------                 --------
     Revenues from unrelated entities:
              United States                                              $  69,817                $  59,395
              Europe                                                         5,646                    5,367
              Other International                                            4,856                    3,487
                                                                         ---------                ---------
                                                                         $  80,319                $  68,249
                                                                         =========                =========
     Inter-geographic revenues:
              United States                                              $     478                $     529
              Europe                                                            19                       25
              Other International                                            1,964                    1,317
                                                                         ---------                ---------
                                                                         $   2,461                $   1,871
                                                                         =========                =========
     Total revenues:
              United States                                              $  70,295                $  59,924
              Europe                                                         5,665                    5,392
              Other International                                            6,820                    4,804
              Less inter-geographic revenues                                (2,461)                  (1,871)
                                                                         ---------                ---------
                                                                         $  80,319                $  68,249
                                                                         =========                =========

     Operating profit (loss):
              United States                                              $  18,560                $  12,828
              Europe                                                          (754)                    (322)
              Other International                                              711                      335
              Less corporate expenses and eliminations                      (2,487)                  (2,520)
                                                                         ---------                ---------
                                                                         $  16,030                $  10,321
                                                                         =========                =========

                                                                         March 31,               December 31,
                                                                            2002                     2001
                                                                          --------                 --------
     Identifiable assets:
              United States                                              $  85,236                $  79,875
              Europe                                                        16,860                   11,886
              Other International                                           30,630                   28,290
              Corporate assets and eliminations (1)                         38,852                   40,748
                                                                         ---------                ---------
                                                                         $ 171,578                $ 160,799
                                                                         =========                =========

     (1) Corporate assets include cash and cash equivalents, and intangible assets.

     During the three months ended March 31, 2002 and 2001, approximately 18% and 16%, respectively, of revenues were made to one customer.

6. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. The Company has adopted this Standard as of January 1, 2002. In applying SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of January 1, 2002, and determined the goodwill and trademarks have indefinite lives and that there were no impairment on these assets. The Company discontinued amortizing these assets on January 1, 2002. At the time of adoption, the Company had accumulated amortization pertaining to goodwill and trademarks of $2,976,000. The license agreement is considered to have a finite life and is being amortized over the remaining term of the agreement that extends through December 2005. Below is the calculation of reported net earnings adjusted for the effect of amortization expense for the March 31, 2001 period (in thousands):

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    2002                  2001
                                                    ----                  ----

           Reported net earnings                  $ 9,668               $ 6,613
           Addback amortization expense of
              goodwill and trademarks                  -                     50
                                                  -------               -------
           Adjusted net earnings                  $ 9,668               $ 6,663
                                                  =======               =======

     Adjusted net income per share (basic and diluted) for the three months ended March 31, 2001 would not have differed from the reported net income per share.

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

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                        ---------------
                                                        2002       2001
                                                        ----      -----

Revenues                                               100.0%     100.0%
Cost of goods sold                                      55.6       59.7
Gross profit                                            44.4       40.3
Selling, general and administrative expenses            24.4       25.2
Interest income, net                                     0.2        1.3
Earnings before income taxes                            20.2       16.4
Income tax expense                                       8.2        6.7
Net earnings                                            12.0        9.7


K-Swiss brand revenues increased to $79,149,000 for the quarter ended March 31, 2002 from $68,249,000 for the quarter ended March 31, 2001, an increase of $10,900,000 or 16.0%. This increase resulted primarily from an increase in the volume of footwear sold to approximately 3,053,000 pair for the quarter ended March 31, 2002 from approximately 2,492,000 pair for the quarter ended March 31, 2001. This increase was partially offset by a decrease in the average wholesale price per pair to $25.20 for the quarter ended March 31, 2002 from $26.51 for the quarter ended March 31, 2001. The increase in the volume of footwear sold was primarily the result of increased sales of the Classic, children's and tennis/court categories of shoes of 16.7%, 37.8% and 24.0%, respectively. In addition, during the quarters ended March 31, 2002 and 2001, approximately 18% and 16% respectively, of revenues were made to one domestic customer. The average wholesale price per pair decreased primarily due to a lower average wholesale price in the Classic category.

K-Swiss brand domestic revenues increased 16.7% to $69,307,000 for the quarter ended March 31, 2002 from $59,395,000 for the quarter ended March 31, 2001. K-Swiss brand international revenues increased 11.2% to $9,842,000 for the quarter ended March 31, 2002 from $8,854,000 for the quarter ended March 31, 2001. K-Swiss brand international revenues, as a percentage of total revenues, decreased to 12.4% for the quarter ended March 31, 2002 from 13.0% for the quarter ended March 31, 2001. Royal Elastic brand sales were $1,130,000 and National Geographic brand sales were negligible for the quarter ended March 31, 2002.

Overall gross profit margins, as a percentage of revenues, increased to 44.4% for the quarter ended March 31, 2002, from 40.3% for the quarter ended March 31, 2001. Gross profit margins increased primarily due to achievement of target costing objectives.

Overall selling, general and administrative expenses increased to $19,649,000 (24.4% of revenues) for the quarter ended March 31, 2002 from $17,188,000 (25.2% of revenues) for the quarter ended March 31, 2001, an increase of $2,461,000 or 14.3%. The increase in these expenses was primarily the result of increases in payroll as a result of an increase in personnel, commissions due to increased revenues and development expenses resulting from an increase in product development activities.

Overall net interest income was $197,000 (0.2% of revenues) for the quarter ended March 31, 2002 compared to $890,000 (1.3% of revenues) for the quarter ended March 31, 2001, a decrease of $693,000 or 77.9%. This decrease in net interest income was the result of significantly lower average interest rates as well as lower average balances.

The Company's effective tax rate decreased to 40.4% of earnings before income tax from 41.0% for the quarters ended March 31, 2002 and 2001, respectively.

Net earnings increased 46.2% to $9,668,000 for the quarter ended March 31, 2002 from $6,613,000 for the quarter ended March 31, 2001.

At March 31, 2002 and 2001, domestic futures orders with start ship dates from April through September 2002 and 2001 were approximately $90,756,000 and $82,910,000, respectively, an increase of 9.5%. At March 31, 2002 and 2001, international futures orders with start ship dates from April through September 2002 and 2001 were approximately $14,739,000 and $11,340,000, respectively, an increase of 30.0%. At March 31, 2002 and 2001 total futures orders with start ship dates from April 2002 and 2001 through September 2002 and 2001 were approximately $105,495,000 and $94,250,000, respectively, an increase of 11.9%. The 11.9% increase in total futures orders is comprised of a 18.2% increase in the second quarter 2002 futures orders and a 5.5% increase in the third quarter 2002 futures orders. "Backlog", as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of "futures" and "at-once" orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company experienced net cash inflows of approximately $4,611,000 and $4,302,000 from its operating activities for the quarters ended March 31, 2002 and 2001, respectively. Cash provided by operations for the quarter ended March 31, 2002 increased from the quarter ended March 31, 2001 primarily due to an increase in net earnings, as well as fluctuations in accounts receivable, inventories, and accounts payable and accrued liabilities.

The Company had a net outflow of cash from its investing activities for the quarter ended March 31, 2002 and 2001 primarily due to the purchase of property, plant and equipment.

The Company had a net outflow of cash from its financing activities for the quarter ended March 31, 2002 primarily due to the purchase of treasury stock, offset by cash proceeds from bank borrowings.

In September 2001, the Company announced the completion of its October 1999 $25 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2006 up to an additional $25 million of its Class A Common Stock from time to time on the open market, as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company's array of alternatives. Currently, the Company has made purchases under all stock repurchase programs from August 1996 through April 24, 2002 (the day prior to the filing of this Form 10-Q) of 4,944,032 shares of Class A Common Stock at an aggregate cost totaling approximately $70,825,000.

On April 19, 2002, the Company issued a proxy concerning its May 23, 2002 Annual Meeting of Stockholders. One agenda item for the Annual Meeting is a proposal by the Company's Board of Directors to increase the number of authorized shares of Class A Common Stock from 18,000,000 to 36,000,000 shares. On April 25, 2002 the Company announced that in the event the stockholders approve the increase in the authorized shares of Class A Common Stock at the Company's Annual Meeting on May 23, 2002, it is the intention of the Board of Directors to declare a two-for-one stock split at a board meeting to be held immediately after the May 23, 2002 Annual Meeting. In such event, the Board also intends to increase the quarterly cash dividend to $0.01 per common share on an after-split basis.

No other material capital commitments exist at March 31, 2002. Depending on the Company's future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 2002.

The Company's working capital increased $6,451,000 to $125,405,000 at March 31, 2002 from $118,954,000 at December 31, 2001.

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

           None.

ITEM 5:    Other Information.
           -----------------

           None.

ITEM 6:    Exhibits and Reports on Form 8-K:
           --------------------------------

           (a)    Exhibits
                  10 - Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan

           (b)    Reports on Form 8-K
                  None.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 K-Swiss Inc.


Date: April 25, 2002                                By: /S/ GEORGE POWLICK
                                                       -------------------------
                                                         George Powlick,
                                                         Vice President Finance
                                                         and Chief Financial
                                                         Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                     Page
-------                                                                     ----

     10       Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan