Form 10-Q
period 2002-06-30
K SWISS INC
filed 2002-07-25
CIK 862480

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File number 0-18490

K-SWISS INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4265988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31248 Oak Crest Drive, Westlake Village, CA 91361
(Address of principal executive offices) (Zip code)

818-706-5100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at July 24, 2002:

Class A 12,753,296
Class B   5,670,956

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

K-SWISS INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	June 30, 2002		December 31, 2001
	(Unaudited	)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$73,444		$61,579
Accounts receivable, less allowance for doubtful accounts of $1,062 and $993 as of June 30, 2002 and December 31, 2001, respectively	50,823		30,478
Inventories	34,037		43,995
Prepaid expenses and other	1,435		3,014
Deferred taxes	1,555		1,822

Total current assets	161,294		140,888
PROPERTY, PLANT AND EQUIPMENT, net	7,978		8,140
OTHER ASSETS
Intangible assets	8,238		8,362
Other	3,603		3,409

	11,841		11,771

	$181,113		$160,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit	$136		$—
Trade accounts payable	8,877		10,728
Accrued income taxes	2,595		129
Accrued liabilities	15,254		11,077

Total current liabilities	26,862		21,934
OTHER LIABILITIES	6,718		6,794
DEFERRED TAXES	6,476		7,712
STOCKHOLDERS’ EQUITY
Preferred Stock-authorized 2,000,000 shares of $.01 par value; none issued and outstanding	—		—
Common Stock:
Class A-authorized 36,000,000 shares of $.01 par value; 22,844,760 shares issued, 12,956,696 shares outstanding and 9,888,064 shares held in treasury at June 30, 2002 and 22,456,794 shares issued, 12,688,730 shares outstanding and 9,768,064 shares held in treasury at December 31, 2001	228		225
Class B-authorized 10,000,000 shares of $.01 par value; issued and outstanding 5,670,956 shares at June 30, 2002 and 5,806,956 shares at December 31, 2001	57		58
Additional paid-in capital	43,676		41,222
Treasury stock	(70,825)		(68,686)
Retained earnings	167,717		152,308
Accumulated other comprehensive earnings-
Foreign currency translation	204		(768)

	141,057		124,359

	$181,113		$160,799

The accompanying notes are an integral part of these statements.

K-SWISS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE EARNINGS
(Amounts in thousands, except per share amounts)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
Revenues	$154,840	$123,668	$74,521	$55,419
Cost of goods sold	86,879	74,005	42,239	33,265

Gross profit	67,961	49,663	32,282	22,154
Selling, general and administrative expenses	42,367	32,721	22,718	15,533

Operating profit	25,594	16,942	9,564	6,621
Interest income, net	451	979	254	89

Earnings before income taxes	26,045	17,921	9,818	6,710
Income tax expense	10,309	7,223	3,750	2,625

NET EARNINGS	$15,736	$10,698	$6,068	$4,085

Earnings per common share (Note 4)
Basic	$.85	$.54	$.33	$.21

Diluted	$.79	$.51	$.30	$.20

Net earnings	$15,736	$10,698	$6,068	$4,085
Other comprehensive earnings (loss), net of tax—
Foreign currency translation adjustments	972	(116)	1,010	(134)

Comprehensive earnings	$16,708	$10,582	$7,078	$3,951

The accompanying notes are an integral part of these statements.

K-SWISS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2002	2001
Net cash provided by operating activities	$13,246	$10,104
Cash flows from investing activities:
Cash paid for interest in licensing agreement	—	(1,000)
Purchase of property, plant and equipment	(676)	(541)
Proceeds from sale of property	7	8

Net cash used in investing activities	(669)	(1,533)
Cash flows from financing activities:
Net borrowings (repayments) under bank lines of credit	133	(2)
Purchase of treasury stock	(2,139)	(8,959)
Proceeds from stock options exercised	778	165
Payment of dividends	(327)	(293)

Net cash used in financing activities	(1,555)	(9,089)
Effect of exchange rate changes on cash	843	(107)

Net increase (decrease) in cash and cash equivalents	11,865	(625)
Cash and cash equivalents at beginning of period	61,579	67,350

Cash and cash equivalents at end of period	$73,444	$66,725

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Contribution of assets by minority member	$—	$333
Income tax benefit of options exercised	$1,561	$270
Cash paid during the period for:
Interest	$31	$63
Income taxes	$5,331	$3,988

The accompanying notes are an integral part of these statements.

K-SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the “Company”) as of June 30, 2002 and the results of its operations and its cash flows for the six and three months ended June 30, 2002 and 2001. The results of operations and cash flows for the six and three months ended June 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001. Certain reclassifications have been made in the six and three months ended June 30, 2001 presentation to conform to the six and three months ended June 30, 2002 presentation.

2.    The federal income tax returns of the Company for the years ended 1993, 1995 and 1996 were examined by the Internal Revenue Service (“IRS”). In August 2000, the IRS issued its report proposing additional taxes for the years ended 1993, 1995 and 1996 of an aggregate of approximately $4,985,000 plus penalties and interest for these years. In May 2002, the IRS amended its report proposing final adjustments for these years, resulting in approximately an aggregate $849,000 of taxes plus interest, to which the Company has agreed. Of the $849,000 in taxes that the Company will pay, $742,000 will be refunded to the company, due to the timing differences of these adjustments, for later years as amended returns are filed for 1997 through 2000. These tax adjustments did not require the Company to record additional income tax expense as the Company had recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. The Company has already recorded interest expense as these adjustments were agreed to during the quarter ended June 30, 2001. There were no penalties assessed in the May 2002 IRS report.

3.    In June 2001, the Company was notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of the Company, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee’s counsel is claiming to be preferential transfers, is approximately $4,315,000. The Company believes these payments were received in the ordinary course of business and that it has meritorious defenses against the trustee’s claim. No provision for this claim has been made in the Company’s financial statements as of June 30, 2002.

K-SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2002		2001		2002		2001
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	18,523	$.85	19,802	$.54	18,561	$.33	19,739	$.21
Effect of dilutive stock options	1,324	(.06)	1,191	(.03)	1,394	(.03)	1,168	(.01)

Diluted EPS	19,847	$.79	20,993	$.51	19,955	$.30	20,907	$.20

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

Six and Three Months Ended June 30, 2002
Options to purchase shares of common stock (in thousands)		35
Exercise prices		$22.75-$23.69
Expiration dates		May 2009-
May 2012

	Six Months Ended June 30, 2001	Three Months Ended June 30, 2001
Options to purchase shares of common stock (in thousands)	150	491
Exercise prices	$13.56-$23.69	$12.40-$23.69
Expiration dates	April 2009-	April 2009-
	October 2010	May 2011

On May 23, 2002, the Company’s Board of Directors declared a two-for-one stock split for both Class A and Class B common stock. This stock split was in the form of a 100 percent stock dividend which was distributed on June 21, 2002 to stockholders of record at the close of business on June 7, 2002. The Board of Directors also approved an increase in the cash dividend per share to an annual rate, on a post-split basis, of 4 cents per common share from an annual rate of 3 cents per common share. The amounts above reflect the effect of this two-for-one stock split.

K-SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    The Company’s predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. The following tables summarize segment information (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Revenues from unrelated entities:
United States	$134,106	$108,133	$64,288	$48,738
Europe	9,618	7,801	3,972	2,434
Other International	11,116	7,734	6,261	4,247

	$154,840	$123,668	$74,521	$55,419

Inter-geographic revenues:
United States	$1,128	$933	$650	$404
Europe	77	34	58	9
Other International	3,306	3,343	1,342	2,026

	$4,511	$4,310	$2,050	$2,439

Total revenues:
United States	$135,234	$109,066	$64,938	$49,142
Europe	9,695	7,835	4,030	2,443
Other International	14,422	11,077	7,603	6,273
Less inter-geographic revenues	(4,511)	(4,310)	(2,050)	(2,439)

	$154,840	$123,668	$74,521	$55,419

Operating profit (loss):
United States	$32,319	$21,272	$13,758	$8,553
Europe	(2,302)	(1,553)	(1,548)	(1,231)
Other International	1,398	1,214	909	1,105
Less corporate expenses and eliminations	(5,821)	(3,991)	(3,555)	(1,806)

	$25,594	$16,942	$9,564	$6,621

	June 30, 2002	December 31, 2001
Identifiable assets:
United States	$87,897	$79,875
Europe	18,024	11,886
Other International	8,923	7,172
Corporate assets and eliminations (1)	66,269	61,866

	$181,113	$160,799

(1)	Corporate assets include cash and cash equivalents and intangible assets.

During the six months ended June 30, 2002 and 2001, approximately 20% and 16%, respectively of revenues were made to one customer. During the three months ended June 30, 2002 and 2001, approximately 22% and 16%, respectively of revenues were made to this same customer.

K-SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. The Company has adopted this Standard as of January 1, 2002. In applying SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of January 1, 2002, and determined the goodwill and trademarks have indefinite lives and that there were no impairment on these assets. The Company discontinued amortizing these assets on January 1, 2002. At the time of adoption, the Company had accumulated amortization pertaining to goodwill and trademarks of $2,976,000. The license agreement is considered to have a finite life and is being amortized over the remaining term of the agreement that extends through December 2005. Below is the calculation of reported net earnings adjusted for the effect of amortization expense for the June 30, 2001 periods (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Reported net earnings	$15,736	$10,698	$6,068	$4,085
Add back amortization expense of goodwill and trademarks	—	100	—	50

Adjusted net earnings	$15,736	$10,798	$6,068	$4,135

Adjusted net income per share (basic and diluted) for the six and three months ended June 30, 2001 would not have differed from the reported net income per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission (“the S.E.C.”), press releases, conferences or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “intend”, “plan”, “project”, “will be”, “will continue”, “will likely result”, or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of the Company’s competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of the Company’s training shoe line; market acceptance of new Limited Edition product; market acceptance of non-performance product in Europe; market acceptance of National Geographic footwear; market acceptance of Royal Elastics footwear; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for the Company’s products; the size, timing and mix of purchases of the Company’s products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; the ability of the Company to continue, manage or forecast its growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

The Company operates in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts or others contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.1	59.8	56.7	60.0
Gross profit	43.9	40.2	43.3	40.0
Selling, general and administrative expenses	27.4	26.5	30.5	28.0
Interest income, net	0.3	0.8	0.3	0.1
Earnings before income taxes	16.8	14.5	13.1	12.1
Income tax expense	6.6	5.8	5.0	4.7
Net earnings	10.2	8.7	8.1	7.4

K-Swiss brand revenues increased to $73,685,000 for the quarter ended June 30, 2002 from $55,419,000 for the quarter ended June 30, 2001, an increase of $18,266,000 or 33.0%. Revenues increased to $152,834,000 for the six months ended June 30, 2002 from $123,668,000 for the six months ended June 30, 2001, an increase of $29,166,000 or 23.6%. The increases for the quarter and six months ended June 30, 2002 were the result of an increase in the volume of footwear sold partially offset by lower average wholesale prices per pair. The volume of footwear sold increased to 2,903,000 and 5,955,000 pair for the quarter and six months ended June 30, 2002 from 2,163,000 and 4,655,000 pair for the quarter and six months ended June 30, 2001. The increase in the volume of footwear sold for the quarter ended June 30, 2002 was primarily the result of increased sales of the Classic, children’s and training categories of shoes of 35.2%, 35.2% and 41.0%, respectively. The average wholesale price per pair decreased to $24.79 and $25.00 for the quarter and six months ended June 30, 2002 from $25.02 and $25.81 for the quarter and six months ended June 30, 2001, decreases of 0.9% and 3.1%, respectively. The decrease in the average wholesale price per pair for the quarter and six months ended June 30, 2002, is primarily attributable to a lower average wholesale price in the Classic category.

K-Swiss brand domestic revenues increased 31.3% to $63,987,000 for the quarter ended June 30, 2002 from $48,738,000 for the quarter ended June 30, 2001. K-Swiss brand domestic revenues increased 23.3% to $133,294,000 for the six months ended June 30, 2002 from $108,133,000 for the six months ended June 30, 2001. K-Swiss brand international revenues increased 45.2% to $9,698,000 for the quarter ended June 30, 2002 from $6,681,000 for the quarter ended June 30, 2001. K-Swiss brand international revenues increased 25.8% to $19,540,000 for the six months ended June 30, 2002 from $15,535,000 for the six months ended June 30, 2001. International revenues, as a percentage of total revenues, increased to 13.2% and 12.8% for the quarter and six months ended June 30, 2002 as compared with 12.1% and 12.6% for the quarter and six months ended June 30, 2001. Royal Elastics brand revenues were $671,000 and $1,801,000 for the quarter and six months ended June 30, 2002, respectively, and National Geographic brand revenues were negligible for these same periods. During the quarter and six months ended June 30, 2002, approximately 22% and 20%, respectively, of total revenues were made to one domestic customer and during the quarter and six months ended June 30, 2001, approximately 16% of total revenues were made to this same domestic customer.

During the quarter ended June 30, 2002, West Coast ports were threatened with a strike by the longshoremen’s union. In anticipation of the shutdown, manufacturers and retailers had been shipping inventory earlier than planned. During the quarter ended June 30, 2002, the Company had several retailers request shipment before the strike deadline, which shifted approximately $4,000,000 of revenues from the quarter ended September 30, 2002 into the quarter ended June 30, 2002. Excluding this impact, revenues for the quarter ended June 30, 2002 would have increased approximately 27% instead of the 34% reported; earnings per diluted share would have been $0.26 instead of the $0.30 reported; and total futures orders would have increased 4.4% instead of decreasing 0.2%.

Overall gross profit margins, as a percentage of revenues, increased to 43.3% for the quarter ended June 30, 2002, from 40.0% for the quarter ended June 30, 2001. Gross profit margins, as a percentage of revenues, increased to 43.9% from 40.2% for the six months ended June 30, 2002 and 2001, respectively. Gross profit margins increased for the quarter and six months ended June 30, 2002 primarily due to achievement of target costing objectives and, for the quarter ended June 30, 2002, due to higher levels of at-once business than in the prior year period.

Overall selling, general and administrative expenses increased to $22,718,000 (30.5% of revenues) for the quarter ended June 30, 2002, from $15,533,000 (28.0% of revenues) for the quarter ended June 30, 2001, an increase of $7,185,000 or 46.3%. Selling, general and administrative expenses increased to $42,367,000 (27.4% of revenues) for the six months ended June 30, 2002, from $32,721,000 (26.5% of revenues) for the six months ended June 30, 2001, an increase of $9,646,000 or 29.5%. The increase in these expenses for the quarter and six months ended June 30, 2002 was primarily the result of increases in payroll and related expenses, including an increase in the bonus accrual for an employee incentive program, advertising expenses and development expenses resulting from an increase in product development activities.

Overall net interest income was $254,000 (0.3% of revenues) and $451,000 (0.3% of revenues) for the quarter and six months ended June 30, 2002, respectively, compared to $89,000 (0.1% of revenues) and $979,000 (0.8% of revenues) for the quarter and six months ended June 30, 2001, respectively, representing an increase of $165,000 for the quarter ended June 30, 2002 compared to the same prior year period and a decrease of $528,000 for the six months ended June 30, 2002 compared to the same prior year period. The increase for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 was due primarily to interest expense of $635,000, which was recorded during the 2001 period. This interest expense related to the 1993, 1995 and 1996 Internal Revenue Service examinations. The Company had agreed to certain adjustments for these tax years, none of which required the Company to record additional income tax expense, as the Company had recorded deferred income taxes on the untaxed portion of unremitted earnings of a foreign subsidiary. There was a decrease in interest income for both the quarter and six months ended June 30, 2002 compared to the prior year periods due to significantly lower average interest rates. This decrease was partially offset by higher average balances for the quarter ended June 30, 2002.

The Company’s effective tax rate decreased to 39.6% of earnings before income tax from 40.3% for the six months ended June 30, 2002 and 2001, respectively.

Net earnings increased 48.5% to $6,068,000 for the quarter ended June 30, 2002 from $4,085,000 for the quarter ended June 30, 2001. Net earnings increased 47.1% to $15,736,000 for the six months ended June 30, 2002 from $10,698,000 for the six months ended June 30, 2001.

At June 30, 2002 and 2001, domestic futures orders with start ship dates from July through December 2002 and 2001 were approximately $74,634,000 and $77,108,000, respectively, a decrease of 3.2%. At June 30, 2002 and 2001, international futures orders with start ship dates from July through December 2002 and 2001 were approximately $12,453,000 and $10,127,000, respectively, an increase of 23.0%. At June 30, 2002 and 2001 total futures orders with start ship dates from July through December 2002 and 2001 were approximately $87,087,000 and $87,235,000, respectively, a decrease of 0.2%. The 0.2% decrease in total futures orders is comprised of a 1.5% increase in the third quarter futures orders and a 3.5% decrease in the fourth quarter futures orders. “Backlog”, as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Liquidity and Capital Resources

The Company experienced net cash inflows of approximately $13,246,000 and $10,104,000 from its operating activities during the six months ended June 30, 2002 and 2001, respectively. Cash provided by operations for the six months ended June 30, 2002 increased from the six months ended June 30, 2001 due primarily to changes in net earnings, accounts receivable, inventories, and accounts payable and accrued liabilities.

The Company had a net outflow of cash from its investing activities for the six months ended June 30, 2002 and 2001 due to the purchase of property, plant and equipment. Cash was also used in investing activities for the six months ended June 30, 2001 relating to a payment for interest in a licensing agreement.

The Company had a net outflow of cash from its financing activities for the six months ended June 30, 2002 and 2001 primarily due to the purchase of treasury stock.

In September 2001, the Company announced the completion of its October 1999 $25 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2006 up to an additional $25 million of its Class A Common Stock from time to time on the open market, as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company’s array of alternatives. Currently, the Company has made purchases under all stock repurchase programs from August 1996 through July 24, 2002 (the day prior to the filing of this Form 10-Q) of 10,095,464 shares of Class A Common Stock at an aggregate cost totaling approximately $74,970,000.

No other material capital commitments exist at June 30, 2002. Depending on the Company’s future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 2002.

The Company’s working capital increased $15,478,000 to $134,432,000 at June 30, 2002 from $118,954,000 at December 31, 2001.

PART II—OTHER INFORMATION

ITEM 1:    Legal Proceedings.

None.

ITEM 2:    Changes in Securities.

None.

ITEM 3:    Defaults Upon Senior Securities.

None.

ITEM 4:    Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders was held May 23, 2002.
(b)	The following directors were elected to serve until the 2003 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

Class A Directors	Class B Directors
David Lewin	Steven Nichols
Martyn Wilford	George Powlick
Lawrence Feldman
Stephen Fine

(c)	Of the 12,094,134 shares of Class A Common Stock represented at the meeting, the Class A Directors named in (b) above were elected by the following votes:

	No. Of Votes Received
Name	For	Withheld Authority
David Lewin	11,571,636	522,498
Martyn Wilford	11,571,856	522,278

Of the 5,715,956 shares of Class B Common Stock represented at the meeting, the Class B Directors named in (b) above were elected by the following votes:

	No. Of Votes Received
Name	For	Withheld Authority
Steven Nichols	57,159,560	—
George Powlick	57,159,560	—
Lawrence Feldman	57,159,560	—
Stephen Fine	57,159,560	—

(d)
At the Annual Meeting, the Company’s Stockholders approved an amendment to the Company’s 1999 Stock Incentive Plan to increase the number of shares subject thereto from 1,200,000 to 1,800,000 and approved and ratified the Company’s 1999 Stock Incentive Plan, as amended and restated. The number of votes cast for and against such proposal were as follows:

No. Of Votes Received Class A and Class B
In Favor	65,940,880
Opposed	2,706,582
Abstain	606,232

(e)
At the Annual Meeting, the Company’s Stockholders approved amendments to Section 1 of the Certificate of Designations of Class A Common Stock Par Value $.01 of K-Swiss Inc. and to Article V of the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of Class A Common Stock which the Company is authorized to issue from 18,000,000 to 36,000,000. The number of votes cast for and against such proposal were as follows:

No. Of Votes Received Class A and Class B
In Favor	67,512,092
Opposed	1,735,684
Abstain	5,918

ITEM 5: Other Information.

None.

ITEM 6: Exhibits and Reports on Form 8-K:

(a)    Exhibits

        None.

(b)    Reports on Form 8-K

During the second quarter of 2002, the Company filed a Current Report on Form 8-K with respect to its issuance on May 23, 2002 of a press release announcing that the Company’s Stockholders approved a proposal to increase the number of authorized Class A Common shares and that its Board declared a two-for-one stock split of the Class A and Class B Common Stock. The Board of Directors also approved an increase in the Company’s quarterly cash dividend per Class A and Class B share, on a post-split basis, to $.01 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-SWISS INC.

By:	/s/ GEORGE POWLICK
George Powlick, Vice President Finance and Chief Financial Officer

Date: July 24, 2002