Form 10-Q
period 2002-09-30
K SWISS INC
filed 2002-10-24
CIK 862480

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File number 0-18490

K-SWISS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4265988 (I.R.S. Employer Identification No.)

31248 Oak Crest Drive, Westlake Village, CA (Address of principal executive offices)	91361 (Zip code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at October 17, 2002:

Class A	12,270,464
Class B	5,670,956

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

K-SWISS INC.

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$65,431	$61,579
Accounts receivable, less allowance for doubtful accounts of $1,236 and $993 as of	47,794	30,478
September 30, 2002 and December 31, 2001, respectively
Inventories	36,128	43,995
Prepaid expenses and other	3,149	3,014
Deferred taxes	1,876	1,822

Total current assets	154,378	140,888
Property, plant and equipment, net	7,815	8,140
Other assets
Intangible assets	8,173	8,362
Other	3,580	3,409

	11,753	11,771

	$173,946	$160,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$7,653	$10,728
Accrued income taxes	106	129
Accrued liabilities	17,013	11,077

Total current liabilities	24,772	21,934
Other liabilities	7,433	6,794
Deferred taxes	6,317	7,712
Stockholders’ equity
Preferred stock-authorized 2,000,000 shares of $.01 par value; none issued and outstanding	—	—
Common stock:
Class A-authorized 36,000,000 shares of $.01 par value; 22,872,928 shares issued, 12,270,464 shares outstanding and 10,602,464 shares held in treasury at September 30, 2002 and 22,456,794 shares issued, 12,688,730 shares outstanding and 9,768,064 shares held in treasury at December 31, 2001	229	225
Class B-authorized 10,000,000 shares of $.01 par value; issued and outstanding 5,670,956 shares at September 30, 2002 and 5,806,956 shares at December 31, 2001	57	58
Additional paid-in capital	43,864	41,222
Treasury stock	(84,414)	(68,686)
Retained earnings	175,711	152,308
Accumulated other comprehensive earnings—Foreign currency translation	(23)	(768)

	135,424	124,359

	$173,946	$160,799

The accompanying notes are an integral part of these statements.

K-SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE EARNINGS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Revenues	$236,005	$191,454	$81,165	$67,786
Cost of goods sold	131,013	112,523	44,134	38,518

Gross profit	104,992	78,931	37,031	29,268
Selling, general and administrative expenses	66,021	49,143	23,654	16,422

Operating profit	38,971	29,788	13,377	12,846
Interest income, net	610	1,447	159	468

Earnings before income taxes	39,581	31,235	13,536	13,314
Income tax expense	15,672	12,468	5,363	5,245

Net earnings	$23,909	$18,767	$8,173	$8,069

Earnings per common share (Note 5)
Basic	$1.30	$.96	$.45	$.42

Diluted	$1.21	$.90	$.42	$.40

Net earnings	$23,909	$18,767	$8,173	$8,069
Other comprehensive earnings (loss), net of tax—Foreign currency translation adjustments	745	(122)	(227)	(6)

Comprehensive net earnings	$24,654	$18,645	$7,946	$8,063

The accompanying notes are an integral part of these statements.

K-SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Net cash provided by operating activities	$19,627	$35,012
Cash flows from investing activities:
Cash paid for interest in licensing agreement	—	(1,000)
Purchase of property, plant and equipment	(925)	(829)
Proceeds from sale of property	7	8

Net cash used in investing activities	(918)	(1,821)
Cash flows from financing activities:
Net repayments under bank lines of credit	—	(526)
Purchase of treasury stock	(15,728)	(18,171)
Proceeds from stock options exercised	812	285
Payment of dividends	(506)	(432)

Net cash used in financing activities	(15,422)	(18,844)
Effect of exchange rate changes on cash	565	(128)

Net increase in cash and cash equivalents	3,852	14,219
Cash and cash equivalents at beginning of period	61,579	67,350

Cash and cash equivalents at end of period	$65,431	$81,569

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Contribution of assets by minority member	$—	$333
Income tax benefit of options exercised	$1,631	$481
Cash paid during the period for:
Interest	$772	$1,034
Income taxes	$15,691	$5,823

The accompanying notes are an integral part of these statements.

K-SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the “Company”) as of September 30, 2002 and the results of its operations and its cash flows for the nine and three months ended September 30, 2002 and 2001, have been included for the periods presented. The results of operations and cash flows for the nine and three months ended September 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001. Certain reclassifications have been made in the nine and three months ended September 30, 2001 presentation to conform to the nine and three months ended September 30, 2002 presentation.

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

3.
In June 2001, the Company was notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of the Company, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee’s counsel is claiming to be preferential transfers, is approximately $4,315,000. The Company believes these payments were received in the ordinary course of business and that it has meritorious defenses against the trustee’s claim. No provision for this claim has been made in the Company’s financial statements as of September 30, 2002.

4.
In response to K-Swiss’ opposition to Swiss Army Brands, Inc.’s registration and intended use of Swiss Army as a trademark on footwear, Swiss Army Brands has petitioned for cancellation of the Company’s U.S. registrations for the K-Swiss trademark. The Company believes it has meritorious defenses to the petitions, but the outcome cannot be predicted at this time. An unfavorable decision could have a material adverse impact on the Company.

5.	The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2002		2001		2002		2001
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	18,421	$1.30	19,564	$.96	18,220	$.45	19,096	$.42
Effect of dilutive stock options	1,297	(.09)	1,175	(.06)	1,300	(.03)	1,270	(.02)

Diluted EPS	19,718	$1.21	20,739	$.90	19,520	$.42	20,366	$.40

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

Nine and Three Months Ended September 30, 2002
Options to purchase shares of common stock (in thousands)	35
Exercise price	$22.75–$23.69
Expiration date	May 2009–May 2012

	Nine Months Ended September 30, 2001	Three Months Ended September 30, 2001
Options to purchase shares of common stock (in thousands)	234	174
Exercise price	$14.10–$23.69	$16.06–$23.69
Expiration date	April 2009–August 2011	April 2009–August 2011

On May 23, 2002, the Company’s Board of Directors declared a two-for-one stock split for both Class A and Class B common stock. This stock split was in the form of a 100 percent stock dividend which was distributed on June 21, 2002 to stockholders of record at the close of business on June 7, 2002. The amounts above reflect the effect of this two-for-one stock split.

6.    The Company’s predominant business is the design, development and distribution of athletic footwear. The Company is organized into three geographic regions: the United States, Europe and other international operations. Certain reclassifications have been made in the 2002 and 2001 presentations. The following tables summarize segment information (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Revenues from unrelated entities:
United States	$202,797	$167,152	$68,691	$59,019
Europe	14,491	11,844	4,873	4,043
Other International	18,717	12,458	7,601	4,724

	$236,005	$191,454	$81,165	$67,786

Inter-geographic revenues:
United States	$1,848	$1,330	$720	$397
Europe	142	75	65	41
Other International	5,256	5,125	1,950	1,782

	$7,246	$6,530	$2,735	$2,220

Total revenues:
United States	$204,645	$168,482	$69,411	$59,416
Europe	14,633	11,919	4,938	4,084
Other International	23,973	17,583	9,551	6,506
Less inter-geographic revenues	(7,246)	(6,530)	(2,735)	(2,220)

	$236,005	$191,454	$81,165	$67,786

Operating profit (loss):
United States	$48,643	$36,797	$16,325	$15,525
Europe	(4,284)	(2,041)	(1,982)	(488)
Other International	3,142	1,203	1,744	449
Less corporate expenses and eliminations	(8,530)	(6,171)	(2,710)	(2,640)

	$38,971	$29,788	$13,377	$12,846

	September 30, 2002	December 31, 2001
Identifiable assets:
United States	$84,255	$79,875
Europe	13,394	11,886
Other International	9,249	7,172
Corporate assets and eliminations(1)	67,048	61,866

	$173,946	$160,799

(1)	Corporate assets include cash and cash equivalents and intangible assets.

During the nine months ended September 30, 2002 and 2001, approximately 23% and 17%, respectively of revenues were made to one customer. During the three months ended September 30, 2002 and 2001, approximately 28% and 19%, respectively of revenues were made to this same customer.

7.    In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with a defined life will continue to be amortized over their useful lives. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. The Company has adopted this Standard as of January 1, 2002. In applying SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of January 1, 2002, and determined that the goodwill and trademarks of the Company have indefinite lives and that there was no impairment on these assets. The Company discontinued amortizing these assets on January 1, 2002. At the time of adoption, the Company had accumulated amortization pertaining to goodwill and trademarks of $2,976,000. The license agreement concerning National Geographic is considered to have a finite life and is being amortized over the remaining term of the agreement that extends through December 2005. Below is the calculation of reported net earnings adjusted for the effect of amortization expense for the September 30, 2001 periods (in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2002	2001			2002	2001
	$	$	Per Share Amount		$	$	Per Share Amount
			Basic	Diluted			Basic	Diluted
Reported net earnings	$23,909	$18,767	$.96	$.90	$8,173	$8,069	$.42	$.40
Add back amortization expense of goodwill and trademarks	—	149.01		.01	—	50.01		—

Adjusted net earnings	$23,909	$18,916	$.97	$.91	$8,173	$8,119	$.43	$.40

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notes Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission (“the S.E.C.”), press releases, conferences or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “intend”, “plan”, “project”, “will be”, “will continue”, “will likely result”, or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of the Company’s competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of the Company’s training shoe line; market acceptance of the new Limited Edition product; market acceptance of the non-performance product in Europe; market acceptance of National Geographic footwear; market acceptance of Royal Elastics footwear; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for the Company’s products; the size, timing and mix of purchases of the Company’s products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; the ability of the Company to continue, manage or forecast its growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property, including, without limitation, the Company’s ability to successfully defend against trademark cancellation claims made by Swiss Army Brands, Inc.; difficulties in implementing, operating and maintaining the Company’s increasingly complex information systems and controls; concentration of production in China; potential earthquake disruption due to the location of the Company’s domestic warehouse and headquarters; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; the effects and after effects of the strike by the longshoremen’s union on west coast ports; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; the lack of terrorism insurance; changes in government regulations; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.5	58.8	54.4	56.8
Gross profit	44.5	41.2	45.6	43.2
Selling, general and administrative expenses	28.0	25.7	29.1	24.3
Interest income, net	0.3	0.8	0.2	0.7
Earnings before income taxes	16.8	16.3	16.7	19.6
Income tax expense	6.7	6.5	6.6	7.7
Net earnings	10.1	9.8	10.1	11.9

K-Swiss brand revenues increased to $79,098,000 for the quarter ended September 30, 2002 from $67,786,000 for the quarter ended September 30, 2001, an increase of $11,312,000 or 16.7%. K-Swiss brand revenues increased to $231,932,000 for the nine months ended September 30, 2002 from $191,454,000 for the nine months ended September 30, 2001, an increase of $40,478,000 or 21.1%. The increase for the quarter and nine months ended September 30, 2002 was the result of an increase in the volume of footwear sold at slightly lower average wholesale prices per pair. The volume of footwear sold increased to 3,098,000 pair and 9,053,000 pair for the quarter and nine months ended September 30, 2002 from 2,504,000 and 7,159,000 pair for the quarter and nine months ended September 30, 2001. The increase in the volume of footwear sold for the quarter ended September 30, 2002 was primarily the result of increased sales of the Classic and children’s categories of shoes of 32.9% and 17.0%, respectively, partially offset by a decrease in the training category of 29.3%. The average wholesale price per pair was $24.96 and $24.99 for the quarter and nine months ended September 30, 2002 compared with $26.54 and $26.07 for the quarter and nine months ended September 30, 2001, respectively.

The breakdown of revenues (dollar amounts in thousands) is as follows. “Other” as shown below includes Royal Elastics and National Geographic brand revenues.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2002	2001	% Change	2002	2001	% Change
Domestic
K-Swiss brand	$201,171	$167,152	20.4%	$67,877	$59,019	15.0%
Other domestic	1,626	—	N/A	814	—	N/A

Total domestic	202,797	167,152	21.3%	68,691	59,019	16.4%
International
K-Swiss brand	30,761	24,302	26.6%	11,221	8,767	28.0%
Other international	2,447	—	N/A	1,253	—	N/A

Total international	33,208	24,302	36.6%	12,474	8,767	42.3%

Total Revenues	$236,005	$191,454	23.3%	$81,165	$67,786	19.7%

Overall gross profit margins, as a percentage of revenues, increased to 45.6% for the quarter ended September 30, 2002, from 43.2% for the quarter ended September 30, 2001. Gross profit margins, as a percentage of revenues, increased to 44.5% from 41.2% for the nine months ended September 30, 2002 and 2001, respectively. Gross profit margins increased for the quarter and nine months ended September 30, 2002, primarily due to achievement of target costing objectives and higher levels of at-once business than in the prior year period.

Overall selling, general and administrative expenses increased to $23,654,000 (29.1% of revenues) and $66,021,000 (28.0% of revenues) for the quarter and nine months ended September 30, 2002, respectively, from $16,422,000 (24.3% of revenues) and $49,143,000 (25.7% of revenues) for the quarter and nine months ended September 30, 2001, respectively, increases of $7,232,000 and $16,878,000 or 44.0% and 34.3%, respectively. The increase in these expenses for the quarter and nine months ended September 30, 2002 was primarily the result of increases in advertising, payroll and related expenses (approximately half of which related to payroll due to the Royal Elastics and National Geographic brands), bonus expense for an employee incentive program and development expenses resulting from an increase in product development activities.

Overall net interest income was $159,000 (0.2% of revenues) and $610,000 (0.3% of revenues) for the quarter and nine months ended September 30, 2002, respectively, compared to $468,000 (0.7% of revenues) and $1,447,000 (0.8% of revenues) for the quarter and nine months ended September 30, 2001, respectively, representing decreases of $309,000 and $837,000, or 66.0% and 57.8%, respectively. There was a decrease in net interest income for both the quarter and nine months ended September 30, 2002 compared to the prior year periods due to significantly lower average interest rates along with lower average balances.

The Company’s effective tax rate for the nine months ended September 30, 2002 decreased to 39.6% of earnings before income tax from 39.9% for the nine months ended September 30, 2001. The income tax benefit of options exercised of $1,631,000 and $481,000 for the nine months ended September 30, 2002 and 2001, respectively, was credited to additional paid-in capital and therefore did not impact the effective tax rate.

Net earnings increased 1.3% to $8,173,000 for the quarter ended September 30, 2002 from $8,069,000 for the quarter ended September 30, 2001. Net earnings increased 27.4% to $23,909,000 for the nine months ended September 30, 2002 from $18,767,000 for the nine months ended September 30, 2001.

At September 30, 2002 and 2001, domestic futures orders with start ship dates from October 2002 and 2001 through March 2003 and 2002 were approximately $116,981,000 and $92,993,000, respectively, an increase of 25.8%. At September 30, 2002 and 2001, international futures orders with start ship dates from October 2002 and 2001 through March 2003 and 2002 were approximately $15,063,000 and $10,999,000, respectively, an increase of 36.9%. At September 30, 2002 and 2001 total futures orders with start ship dates from October 2002 and 2001 through March 2003 and 2003 were approximately $132,043,000 and $103,992,000, respectively, an increase of 27.0%. The 27.0% increase in total futures orders is comprised of a 13.6% increase in the fourth quarter 2002 futures orders and a 36.2% increase in the first quarter 2003 futures orders. “Backlog”, as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

We did not experience any significant delays in delivering retailer orders for footwear in the United States as a result of the recent closure of west coast ports. However, since the majority of the product we sell in the United States moves through these ports, and shippers could not divert product already in transit, we expect that the port closure and subsequent transportation backlog will create delivery delays. Since the labor issues leading to the port closures have not yet been resolved, it is unclear when the current transportation backlog will be eliminated and the ports will return to normal operation. We currently estimate some delays on our early December shipments to retailers. These delivery delays may affect the timing of revenues, or if more prolonged, may result in order cancellations. However, at this time we are unable to fully assess the impact of these factors on our future financial results.

Liquidity and Capital Resources

The Company generated cash of $19,627,000 and $35,012,000 from its operating activities during the nine months ended September 30, 2002 and 2001, respectively. Cash provided by operations for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 varied primarily due a larger increase in accounts receivable and a smaller decrease in inventories, partially offset by an increase in net earnings.

The Company had a net outflow of cash from its investing activities for the nine months ended September 30, 2002 and 2001 due to the purchase of property, plant and equipment and for the nine months ended September 30, 2001 due to a payment for an interest in a licensing agreement.

The Company had a net outflow of cash from its financing activities for the nine months ended September 30, 2002 primarily due to the purchase of treasury stock.

In September 2001, the Company announced the completion of its October 1999 $25 million stock repurchase program and a new authorization by the Board of Directors for the Company to repurchase through December 2006 up to an additional $25 million of its Class A Common Stock from time to time on the open market, as market conditions warrant. The Company adopted this program because it believes repurchasing its shares can be a good use of excess cash depending on the Company’s array of alternatives. Currently, the Company has made purchases under all stock repurchase programs from August 1996 to October 24, 2002 (the date of filing of this Form 10-Q) of 10,602,464 shares at an aggregate cost totaling approximately $84,414,000.

In June 2001, the Company was notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of the Company, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee’s counsel is claiming to be preferential transfers, is approximately $4,315,000. The Company believes these payments were received in the ordinary course of business and that it has meritorious defenses against the trustee’s claim. No provision for this claim has been made in the Company’s financial statements as of September 30, 2002.

In response to K-Swiss’ opposition to Swiss Army Brands, Inc.’s registration and intended use of Swiss Army as a trademark on footwear, Swiss Army Brands has petitioned for cancellation of the Company’s U.S. registrations for the K-Swiss trademark. The Company believes it has meritorious defenses to the petitions, but the outcome cannot be predicted at this time. An unfavorable decision could have a material adverse impact on the Company.

In the opinion of management, no material capital commitments exist at September 30, 2002. The Company maintains an agreement with a bank whereby the Company may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. This facility expires in July 2003. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at the Company’s discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility. The Company must meet certain restrictive financial covenants as agreed upon in the facility. We are currently in compliance with each of these covenants. Depending on the Company’s future growth rate, funds may be required by operating activities. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 2002.

The Company’s working capital increased $10,652,000 to $129,606,000 at September 30, 2002 from $118,954,000 at December 31, 2001.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 1:	Legal Proceedings.

None.

ITEM 2:	Changes in Securities.

None.

ITEM 3:	Defaults Upon Senior Securities.

None.

ITEM 4:	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5:	Other Information.

None.

ITEM 6:	Exhibits and Reports on Form 8-K:

(a)  Exhibits

3.1	Restated Certificate of Incorporation of K-Swiss Inc.

3.2	Amended and Restated Bylaws of K-Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1991)

4.1	Specimen K-Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Specimen K-Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3
$400,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 originally issued to The Rug Warehouse, Inc. Pension Plan and Trust (incorporated by reference to exhibit 4.7 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4
$100,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 issued to George E. Powlick (incorporated by reference to exhibit 4.8 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K-Swiss Inc. 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.2	Amendment to K-Swiss Inc. 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.36 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.3	Amendment to K-Swiss Inc. 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1995)

10.4	K-Swiss Inc. 1999 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 Registration Statement No. 333-79641)

10.5	K-Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form 5-1 Registration Statement No. 33-34369)

10.6	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999).

10.9	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002).

10.10	Form of Indemnity Agreement entered into by and between K-Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369).

10.11
Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000 (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000).

10.12
Lease Agreement dated March 11, 1997 by and between K-Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.13
Credit Agreement dated March 25, 1994 by and among the Registrant and Bank of America National Trust and Savings Association, with schedules (incorporated by reference to exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.14
Amendment to Credit Agreement dated March 25, 1994 by and among the Registrant and Bank of America National Trust and Savings Association (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995).

10.15	Second Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1996)

10.16	Third Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1997)

10.17	Fourth Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1998)

10.18	Fifth Amendment to Credit Agreement (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 1998)

10.19	Business Loan Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001)

10.20	K-Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.21	K-Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: October 23, 2002	By:	/s/ GEORGE POWLICK
George Powlick, Vice President Finance and Chief Financial Officer

I, Steven Nichols, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of K-Swiss Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

By:	/s/ STEVEN NICHOLS
Steven Nichols President and Chief Executive Officer

I, George Powlick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of K-Swiss Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

By:	/s/ GEORGE POWLICK
George Powlick Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Page

3.1	Restated Certificate of Incorporation of K-Swiss Inc.

10.9	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002).

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.