Form 10-K
period 2002-12-31
K SWISS INC
filed 2003-02-13
CIK 862480

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file Number    0-18490

K-SWISS INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4265988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

31248 Oak Crest Drive Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (818) 706-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    ☒  Yes    ☐  No

        The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the Class A Common Stock on the Nasdaq National Market on such date was $335,235,736.

The number of shares of the Registrant’s Class A Common Stock outstanding at February 6, 2003 was 12,576,454 shares. The number of shares of the Registrant’s Class B Common Stock outstanding at February 6, 2003 was 5,242,173 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2003 Annual Stockholders Meeting are incorporated by reference into Part III.

K•SWISS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

Item 1.  Business

Company History and General Strategy

K•Swiss Inc. designs, develops and markets an array of athletic footwear for high performance sports use, fitness activities and casual wear under the K•Swiss brand. We also design and manufacture footwear under the Royal Elastics and National Geographic brands. Royal Elastics, a wholly owned subsidiary, is a leading innovator of slip-on, laceless footwear. National Geographic footwear, under an exclusive license from the National Geographic Society, offers outdoor-oriented and casual footwear. Sales of Royal Elastics and National Geographic brands were not significant during 2002.

K•Swiss was founded in 1966 by two Swiss brothers, who introduced one of the first leather tennis shoes in the United States. The shoe, the K•Swiss “Classic”, has remained relatively unchanged from its original design, and accounts for a significant portion of our sales. The Classic has evolved from a high-performance shoe into a casual, lifestyle shoe. We have emphasized in our marketing the commitment to produce products of high quality and enduring style and we plan to continue to emphasize the high quality and classic design of our products as we introduce new models of athletic footwear.

On December 30, 1986, K•Swiss was purchased by an investment group led by our current President. Thereafter we recruited experienced management and reduced manufacturing costs by increasing offshore production and entering into new, lower cost purchasing arrangements. Our products are manufactured to our specifications by overseas suppliers predominately in China. In June 1991 and September 1992, we established operations in Taiwan and Europe to broaden our distribution on a global scale.

In May 2001, we formed a joint venture to license, produce and market a men’s, women’s and children’s collection of National Geographic outdoor-oriented and casual footwear.

In November 2001, we acquired the worldwide rights and business of Royal Elastics (“Royal”), an Australian-based designer and manufacturer of elasticated footwear. The purchase excludes distribution rights in Australia, which were retained by Royal Management Pty, Ltd.

The discussion during the remainder of this Item 1., other than backlog, trademarks and patents, and employees, relates solely to the K•Swiss brand.

K•Swiss was organized under the laws of the State of Delaware on April 16, 1990. The Company is successor in interest to K•Swiss Inc., a Massachusetts corporation, which in turn was successor in interest to K•Swiss Inc., a California corporation. Unless the context otherwise indicates, the terms “we,” “us,” “K•Swiss” and the “Company” as used herein refers to K•Swiss Inc. and its consolidated subsidiaries.

Products

Our product strategy is two pronged. The first combines classic styling with high quality components and technical features designed to meet performance requirements of specific sports. We endeavor to use classic styling to reduce the impact of changes in consumer preferences as we believe that this strategy leads to longer product life cycles than are typical of the products of certain of our competitors. We believe that long product life cycles reduce total markdowns over the life of the products, thereby enhancing their attractiveness to retailers. This strategy also enables us to maintain inventory with less risk of obsolescence than is typical of more fashion-oriented products. The second product strategy uses fashion-oriented footwear sold principally on a futures only basis usually with little or no planned inventory position taken on these products. This strategy allows us to take advantage of trends in the marketplace that we identify while attempting to minimize the risk generally associated with this type of product.

Presently, we compete in the Classic category (casual), training, tennis and children’s footwear. Each product category has certain styles designated as core products. Our core products offer style continuity and often include on-going improvement. We believe our core product program is a critical factor in attempting to achieve our goal of becoming the “retailers’ most profitable vendor.” The core program tends to minimize retailers’ markdowns and maximizes the effectiveness of marketing expenditures because of longer product life cycles.

The following table summarizes our K•Swiss brand footwear into categories and sets forth the approximate contribution to revenues (in dollars and as a percentage of revenues) attributable to each footwear category for the periods indicated. All footwear categories come in both men’s (approximately 50% of 2002 revenues) and women’s (approximately 27% of 2002 revenues). Most styles within each footwear category are offered in men’s, women’s and children’s.

	Revenues (1)
	Year Ended December 31,
	2002		2001		2000
K•Swiss Footwear Category	$	%	$	%	$	%
	(Dollar amounts in thousands)
Classic	$185,212	66%	$154,988	66%	$142,122	64%
Tennis/Court	16,386	6	15,916	7	15,383	7
Training	16,640	6	13,762	6	10,293	5
Children’s	58,067	20	45,283	19	45,347	21
Other (2)	5,897	2	4,470	2	7,263	3

Total	$282,202	100%	$234,419	100%	$220,408	100%

Domestic (3)	$245,058	87%	$204,535	87%	$196,730	89%

(1)	For purposes of this table, revenues do not include other domestic income and fees earned on sales by foreign licensees and distributors.

(2)	Other consists of apparel, accessories, sport sandals and blemished shoes.

(3)	Included in totals on previous line.

Footwear

Our product line through 1987 was primarily the Classic. The Classic was originally developed in 1966 as a high-performance tennis shoe. Since that time, the Classic has become a popular casual shoe. The upper of the Classic includes only three separate pieces of leather, which allows for a relatively simple manufacturing process and yields a product with few seams. This simple construction improves the shoe’s comfort, fit and durability. We have from time to time incorporated certain technical advances in materials and construction, but the Classic has remained relatively unchanged in style since 1966. In 2000, we launched Classic Luxury Edition, which sells for slightly more than the original version.

The Classic, fueled by new products, has evolved into a category of shoes referred to as the Classic category. The Classic category is comprised of the Classic original, as described above, and its derivatives, and other casual athletic styles.

The Classic originals segment contains shoes that we intend to carry in our product assortment for several years. They generally have shoe characteristics such as d-rings and five stripes, and, because they are multiple season shoes, we maintain significant inventory positions of this segment. Significant inventory positions allow for effective EDI programs with retailers that fit into our strategy of attempting to become the retailers’ most profitable vendor. The other casual athletic styles category includes the K-S Collection which comprises shoes offered for several seasons and they generally do not contain d-rings and have diffused or no stripes. Sometimes inventory is maintained on these products. Other casual athletic styles also includes the Limited Edition segment which is generally meant as a one-season offering. They are generally fashionable type shoes that are purchased from factories based only on futures orders received from retailers.

In 2000, we entered the training performance category. To further differentiate the line of shoes from our competitors, we created distinct segments: Speed, Strength and Endurance. The speed shoes compete with moderately priced running shoes, while strength shoes compete with moderately priced cross training shoes.

Apparel and Accessories

We market a limited line of K•Swiss branded apparel and accessories. The products are designed with the same classic strategies used in the footwear line. Classic styling allows us to appeal to a variety of new markets from an urban distribution to an upscale suburban consumer. The products represent high quality with an exceptional value.

In 1999, we introduced a new 7.0 line of high tech tennis apparel to complement our performance 7.0 footwear. The product line consists of world-class apparel (skirts, shorts, tops, polo’s, dresses and warm-ups) for both men and women. We also offer a collection for the casual athletic consumer consisting of tee shirts, caps, socks and bags.

The apparel line is distributed through the large chain sporting goods stores as well as independent shoe and sporting goods dealers nationwide. The tennis apparel line is sold primarily through tennis specialty and tennis pro shops. It also offers us visible promotional opportunities.

Sales

We sell our products in the United States through our sales executives, and independent sales representatives primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores. We also sell through our website which is becoming increasingly important to us particularly in light of our limited distribution. We also sell our products to a number of foreign distributors. We now have sales offices or distributors throughout the world. In 1992, we established sales offices and now have appointed exclusive distributors in much of Europe.

Financial information relating to international and domestic operations is presented as part of Item 8 of this report. See Note M to our Consolidated Financial Statements.

Marketing

Advertising and Promotion

We believe that our strategy of designing products with longer life cycles and introducing fewer new models relative to our competition enhances the effectiveness of our advertising and promotions.

In 2002, we used television as our largest single marketing expenditure. The campaign was run primarily on network and cable television, and was supported by several sports, music and general interest/fashion magazines.

Advertising and promotion efforts in foreign markets are directed by local distributors. Our agreements with foreign distributors generally require such distributors to spend a certain percentage of their sales of our products on advertising and promotion. We control the nature and content of these promotions.

Domestic Marketing

Our current marketing strategy emphasizes distribution to retailers whose marketing strategies are consistent with our reputation for quality and service.

Our footwear products are sold domestically through approximately 40 independent regional sales representatives and nine Company-employed sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These representatives sold to approximately 2,900, 2,900 and 3,000 separate accounts as of December 31, 2002, 2001 and 2000.

During 2002, the Foot Locker group of stores and affiliates accounted for approximately 23% of domestic revenues. See Note K to our Consolidated Financial Statements. No other customer accounted for more than 10% of total revenues during this period.

We offer a “futures” program, under which retailers are offered discounts on orders scheduled for delivery more than five months after the order is made. There is no guarantee that such orders will not be canceled prior to acceptance by the customer. This program is similar to programs offered by other athletic shoe companies. The futures program has a positive effect on inventory costs, planning and production scheduling. See “Distribution.” In addition, we engage in certain sales programs from time to time that provide for extended terms on initial domestic orders of new styles.

We maintain a customer service department consisting of 16 persons at our Westlake Village, California facility. The customer service department accepts orders for our products, handles inquiries and notifies retailers of the status of their orders. We have made a substantial investment in computer equipment for general customer support and service, as well as for distribution. See “Distribution.”

In 1999, seeking to expand the brand’s reach, provide product distribution to consumers that do not otherwise have the ability to purchase our products and to take advantage of the new advances in technology and the internet, we initiated an effort to better utilize the internet and the World Wide Web. The approach was two pronged. The K•Swiss website (www.kswiss.com) was enhanced and is visually integrated with the current television campaign. The second part of the strategy led to the creation of a new entity called K•Swiss Direct. K•Swiss Direct’s function is to provide the end consumers an alternate method of acquiring our products when they cannot find the product in their local retail outlets or do not have reasonable access to retail outlets carrying the product. Using the internet, consumers can purchase select footwear and apparel, at prices competitive with our retailers, and have it shipped directly to them.

International Marketing

In 1991, we established a sales management team in Asia. We have exclusive distributors in certain Pacific Rim countries. Exclusive distributors of our products are generally contractually obligated to spend specific amounts on advertising and promotion of our products. We have also established exclusive distributors in other international markets.

To expand the marketing of our products into Europe, we opened our own office in the Netherlands in 1992.

By the end of 2002, K•Swiss was working through 6 international subsidiaries and 20 distributors to market K•Swiss products in potentially 29 countries.

Distribution

During December 1997, we relocated our distribution facility. We now maintain 309,000 square feet of warehouse space at a leased facility in Mira Loma, California. See “Item 2. Properties.”

We purchase footwear from independent manufacturers located predominantly in China. The time required to fill new orders placed by us with our manufacturers is approximately five months. Such footwear is generally shipped in ocean containers and delivered to our facility in California. In some cases, large customers may receive containers of footwear directly from the manufacturer. Distribution to European and certain other distributors is based out of the Netherlands office public distribution facility. We generally arrange shipment of other international orders directly from our independent manufacturers.

We maintain an open-stock inventory on certain products which permits us to ship to retailers on an “at once” basis in response to orders placed by mail, fax or toll-free telephone call. We have made a significant investment in computer equipment that provides on-line capability to determine open-stock availability for shipment. Additionally, products can be ordered under our “futures” program. See “Marketing—Domestic Marketing.” We ship by package express or truck from California, depending upon size of order, customer location and availability of inventory.

Product Design and Development

We maintain offices in Westlake Village, California and Taichung, Taiwan that include a staff of individuals responsible for the design and development of new styles for all global regions. This staff receives guidance from our management team in California, who meet regularly to review sales, consumer and market trends.

Manufacturing

In 2002, approximately 98% of our footwear products were manufactured in China and 2% in Taiwan. Although we have no long-term manufacturing agreements and compete with other athletic shoe companies for production facilities (including companies that are much larger than us), we believe that our relationships with our footwear producers are satisfactory and that we have the ability to develop, over time, alternative sources for our footwear. Our operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

All manufacturing of footwear is performed in accordance with detailed specifications furnished by us and is subject to quality control standards, and we retain the right to reject products that do not meet specifications. The bulk of all raw materials used in such production are purchased by manufacturers at our direction. Our inspectors at the manufacturing facilities test and inspect footwear products prior to shipment from those facilities.

During 2002, our apparel and accessory products were manufactured in Macau, China, Thailand, Taiwan, Korea and the United States by certain manufacturers selected by us.

Our operations are subject to compliance with relevant laws and regulations enforced by the United States Customs Service and to the customary risks of doing business abroad, including fluctuations in the value of currencies, increases in customs duties and related fees resulting from position changes by the United States Customs Service, import controls and trade barriers (including the unilateral imposition of import quotas), restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability causing disruption of trade. These factors have not had a material adverse impact upon our operations to date. Imports into the United States are also affected by the cost of transportation, the imposition of import duties, and increased competition from greater production demands abroad. The United States or the countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring. A change in any such duties, quotas or restrictions could result in increases in the costs of such products generally and might adversely affect the sales or profitability of K•Swiss and the athletic footwear industry as a whole.

Our use of common elements in raw materials, lasts and dies gives flexibility to duplicate sourcing in various countries in order to reduce the risk that we may not be able to obtain products from a particular country.

Our footwear products are subject to the United States customs duties which range from 8.5% to 10.0% on footwear made principally of leather to duties on synthetic shoes ranging from 6.0% to 20.0% plus, for certain styles, $.90 per pair and moderately priced textile shoes of 9.0% to 20.0% plus, for certain styles, $.90 per pair. Currently, approximately 91% of our footwear volume is derived from sales of leather footwear and approximately 9% of our footwear volume is derived from sales of synthetic and textile footwear.

A large portion of our imported products are manufactured in the People’s Republic of China (“China”). As a result of a previous dispute with China over the protection of intellectual property rights, the United States Trade Representative (“USTR”) is currently monitoring China’s adherence to an agreement to enforce intellectual property protections, and the failure of China to meet its obligations could result in the imposition of trade sanctions by the USTR. Any such sanctions could affect our ability to continue to import products from China.

Backlog

At December 31, 2002 and 2001, total futures orders with start ship dates from January through June 2003 and 2002 were approximately $168,877,000 and $118,152,000, respectively, an increase of 42.9%. The 42.9% increase in total futures orders is comprised of a 31.8% increase in the first quarter 2003 futures orders and a 63.2% increase in the second quarter 2003 futures orders. At December 31, 2002 and 2001, domestic futures orders with start ship dates from January through June 2003 and 2002 were approximately $147,663,000 and $103,329,000, respectively, an increase of 42.9%. At December 31, 2002 and 2001, international futures orders with start ship dates from January through June 2003 and 2002 were approximately $21,214,000 and $14,823,000, respectively, an increase of 43.1%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog.

The mix of “futures” and “at once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of net customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies.

Competition

The athletic footwear industry is highly competitive, and sales growth of athletic and athletic-style leisure footwear slowed considerably in 2002, increasing competition. The largest domestic marketers of footwear are Nike and adidas, while the international market is dominated by Nike, adidas and Reebok. Each of these companies has substantially greater financial, distribution and marketing resources as well as greater brand awareness than us.

We have recently increased our emphasis on product lines beyond our Classic model. In the past, we have introduced products in such highly competitive categories such as court, boating, outdoor and children’s shoes. See “Products.” There can be no assurance that we will penetrate these or other new markets or increase the market share we have established to date.

The principal elements of competition in the athletic footwear market include brand awareness, product quality, design, pricing, fashion appeal, marketing, distribution, performance and brand positioning. Our products compete primarily on the basis of technological innovations, quality, style, and brand awareness among consumers. While we believe that our competitive strategy has resulted in increased brand awareness and market share, there can be no assurance that we will be able to retain or increase our market share or respond to changing consumer preferences.

Trademarks and Patents

We utilize trademarks on all our products and believe that our products are more marketable on a long-term basis when identified with distinctive markings. K•Swiss® is a registered trademark in the United States and certain other countries. Our name is not registered as a trademark in certain countries because of restrictions on registering names having geographic connotations. However, since K•Swiss is not a geographic name, we have often secured registrations despite such objections. Our shield emblem and the five-stripe design are also registered in the United States and certain foreign countries. The five-stripe design is not presently registered in some countries because it has been deemed ornamental by regulatory authorities. We selectively seek to register the names of our shoes, logos and the names given to certain of our technical and performance innovations, including Aosta® rubber and Silicone Formula 18®. The ROYAL ELASTICS and Fleur de Lis trademarks used on ROYAL ELASTICS products are registered in many countries. Both marks are registered in the United States. The National Geographic Society (“NGS”) is responsible for registering the marks that it has licensed E.R.E. Footwear, our joint venture, to use in manufacture and sale of NATIONAL GEOGRAPHIC footwear. Those marks are registered in many countries, and the NGS has filed applications for registration in all major markets where the marks are not already registered. We have obtained patents in the United States regarding the Bio Feedback® ankle support system, the Shock Spring® cushioning system incorporated into K•Swiss’ 7.0 System® performance tennis shoes and training line, the D.R. Cinch System®, the stability design incorporated in the Si-18® tennis shoe, and other features. We vigorously defend our trademarks and patent rights against infringement worldwide and employ independent security consultants to assist in such protection. To date, we are not aware of any significant counterfeiting problems regarding our products.

Employees

At December 31, 2002, we employed 204 persons in the United States, 138 persons in Taiwan and China, 64 persons in the United Kingdom, Germany and the Netherlands and 8 persons elsewhere.

Available Information

K•Swiss’ Internet address is http://www.kswiss.com. Beginning from at least November 15, 2002, we have made available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.

Item 2.  Properties

In August 1998, we moved into our new headquarters facility in Westlake Village, California. This facility, which is owned by us, is approximately 50,000 square feet. We occupy approximately sixty percent of this facility and lease the remaining portion.

We lease a 309,000 square foot distribution facility in Mira Loma, California. This lease expires in January 2007, subject to one option, which would extend the term of the lease for three years. We use the Mira Loma facility as our main distribution center. The effective monthly commitment for this facility is approximately $82,000.

Item 3.  Legal Proceedings

In June 2001, we were notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of ours, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to us during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee’s counsel is claiming to be preferential transfers, is approximately $4,315,000, while the trustee is seeking the court’s permission to add a further $600,000 in claimed preferential transfers. We believe these payments were received in the ordinary course of business and that we have meritorious defenses against the trustee’s claims. In November 2001, the trustee filed suit against us (and other creditors) to recover payments made to us during the 90 days prior to the customer’s bankruptcy filing. We continue to believe that we have a meritorious “ordinary course of business” defense against these claims and will assert that defense in detail at the appropriate time in the litigation. No provision for this claim has been made in our financial statements as of December 31, 2002.

In response to our opposition to Swiss Army Brands, Inc.’s registration and intended use of Swiss Army as a trademark on footwear, Swiss Army Brands has petitioned for cancellation of our U.S. registrations for the K•Swiss trademark. We believe we have meritorious defenses to the petitions, but the outcome cannot be predicted at this time. An unfavorable decision could have a material adverse impact on us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 4(a).  Executive Officers of the Registrant

The executive officers of K•Swiss are as follows:

Name	Age at December 31, 2002	Position
Steven Nichols	60	Chairman of the Board and President
Preston Davis	58	Vice President—Sales
Edward Flora	51	Vice President—Operations
Lee Green	49	Corporate Counsel
Thomas Harrison	60	Senior Vice President
Deborah Mitchell	41	Vice President—Marketing
George Powlick	58	Vice President—Finance, Chief Financial Officer, Secretary and Director
Janice Smith	41	Corporate Controller
Brian Sullivan	49	Vice President—National Accounts
Peter Worley	42	Vice President—Product Development

Officers are appointed by and serve at the discretion of the Board of Directors.

Steven Nichols has been President and Chairman of the Board of K•Swiss since 1987. From 1980 to 1986, Mr. Nichols was a director and Vice President—Merchandise of Stride Rite Corp., a footwear manufacturer and holding company. In addition, Mr. Nichols was President of Stride Rite Footwear from 1982 to 1986. From 1979 to 1982, Mr. Nichols served as an officer and President of Stride Rite Retail Corp., the largest retailer of branded children’s shoes in the United States. From 1962 through 1979, he was an officer of Nichols Foot Form Corp., which operated a chain of New York retail footwear stores.

Preston Davis, Vice President—Sales, joined K•Swiss in March 1987 as a consultant and served as Vice President—Sales from June 1987 to January 1989 and Vice President—Marketing from February 1989 to February 1991. Prior to joining us, Mr. Davis owned and managed Preston Davis Associates, a marketing and sales consulting firm, specializing in sporting goods. From June 1982 through December 1985, Mr. Davis was Vice President—Sales for Kaepa, Inc., another athletic shoe company.

Edward Flora, Vice President—Operations, joined K•Swiss as a consultant in June 1990 and served as Director—Administration from October 1990 to February 1994. Prior to joining us, Mr. Flora was Vice President—Distribution for Bugle Boy Industries, a manufacturer and distributor of men’s, women’s, and children’s apparel, from 1987 through May 1990.

Lee Green, Corporate Counsel, joined K•Swiss in December 1992. Mr. Green was formerly a partner in the international law firm of Baker & McKenzie. He worked in the firm’s Taipei office from 1985 to 1988 and its Palo Alto office from 1988 to 1992.

Thomas Harrison, Senior Vice President, joined K•Swiss in January 1989. From 1987 through 1988, Mr. Harrison was President of Osh Kosh Footwear, a manufacturer and wholesaler of casual footwear. From 1985 to 1987, Mr. Harrison was President of Keds Corp., a division of Stride Rite Corp. From 1984 to 1985, Mr. Harrison was national account representative for Osh Kosh Footwear. From 1977 through 1984, Mr. Harrison was manager of the consumer products division of Uniroyal, Inc., which included the footwear lines of Keds, Pro-Keds and Sperry Topsider. Mr. Harrison joined Uniroyal in 1967 as a sales representative for its Keds Division.

Deborah Mitchell, Vice President—Marketing, joined K•Swiss in October 1994. Ms. Mitchell served as Director of Marketing for Fruit of the Loom, the largest manufacturer of men’s underwear, from

December 1993 through October 1994. Ms. Mitchell worked at Procter and Gamble in various positions ending in brand management from 1984 through 1993 except while she was earning her degree from Harvard Business School.

George Powlick, Director, Vice President—Finance, Chief Financial Officer and Secretary, joined K•Swiss in January 1988. Mr. Powlick is a certified public accountant and was an audit partner in the independent public accounting firm of Grant Thornton from 1975 to 1987.

Janice Smith, Corporate Controller, joined K•Swiss in August 1987. Ms. Smith is a certified public accountant. From 1984 to July 1987, Ms. Smith was an auditor with the independent public accounting firm of Grant Thornton.

Brian Sullivan, Vice President—National Accounts, joined K•Swiss in December 1989. From 1986 to 1989, he was Vice-President and General Manager of Tretorn, Inc., a manufacturer and distributor of tennis shoes. From 1984 through 1985, Mr. Sullivan was Vice-President of Sales of Bancroft/Tretorn, a tennis shoe manufacturer and distributor and predecessor to Tretorn. From 1978 to 1984, Mr. Sullivan held various positions at Bancroft/Tretorn, including Field Salesperson, Marketing and Sales Planning Manager and National Sales Manager.

Peter Worley, Vice President—Product Development, joined K•Swiss in May 1996. Mr. Worley worked for Reebok International, Ltd. from May 1986 through October 1989, and again from July 1991 through April 1996 in various merchandising and product line management positions, including Director of Classic, Director of Cross Training and Director of Tennis. From October 1989 through July 1991, Mr. Worley was Sport Product Manager of Bausch & Lomb’s Ray-ban Sunglass Division.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

K•Swiss Inc.’s Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers (now the Nasdaq National Market) upon completion of our initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 2002 and 2001 as reported by Nasdaq were as follows:

	March 31,	June 30,	September 30,	December 31,
2002
Low	15.68	20.48	16.80	20.39
High	21.25	26.40	26.75	27.75
2001
Low	10.00	10.50	10.98	11.32
High	17.28	14.83	17.80	17.95

We announced on May 23, 2002 that our Board of Directors approved a two-for-one stock split for both Class A and Class B Common Stock. This stock split was in the form of a 100 percent stock dividend that was distributed on June 21, 2002 to stockholders of record at the close of business on June 7, 2002. The high and low sales prices above have been restated to reflect the effect of this two-for-one stock split.

The Class A Common Stock is listed on the Nasdaq National Market under the symbol KSWS.

The number of stockholders of record of the Class A Common Stock on December 31, 2002 was 83. However, based on available information, we believe that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 3,400.

There is currently no established public trading market for our Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 2002 was 11.

Dividend Policy

We announced on February 16, 1994 that our Board of Directors was initiating a cash dividend program payable at an annual rate of 2 cents per common share. On February 8, 1999, we announced an increase in the cash dividend per share to an annual rate of 3 cents per common share. The Board declared quarterly dividends of 0.75 cents per share to stockholders of record as of the close of business on the last day of each quarter in 2001 and for the first quarter of 2002. The Board declared quarterly dividends of 1 cent per share to stockholders of record as of the close of business on the last day of the second through fourth quarters of 2002. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. We are currently limited in the extent to which we are able to pay dividends under our revolving credit agreement. See Note D to our Consolidated Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of K•Swiss are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of December 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,848,539	$9.49	456,933
Equity compensation plans not approved by security holders	—	—	—

Total	1,848,539	$9.49	456,933

Item 6.  Selected Financial Data

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2002 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein.

	Year ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Income Statement Data
Revenues (1)	$290,413	$237,285	$223,102	$286,856	$162,351
Cost of goods sold	160,735	138,371	132,888	162,658	90,925

Gross profit	129,678	98,914	90,214	124,198	71,426
Selling, general and administrative expenses (1)	83,314	61,969	58,773	69,244	52,031

Operating profit	46,364	36,945	31,441	54,954	19,395
Interest income, net	904	1,804	3,597	1,784	1,853

Earnings before income taxes	47,268	38,749	35,038	56,738	21,248
Income tax expense	18,571	15,440	13,979	22,454	8,702

Net earnings	$28,697	$23,309	$21,059	$34,284	$12,546

Earnings per share (2)
Basic	$1.56	$1.21	$1.02	$1.56	$.57

Diluted	$1.46	$1.14	$.98	$1.50	$.55

Weighted average number of shares outstanding (2)
Basic	18,350	19,295	20,566	21,944	21,828
Diluted (3)	19,707	20,474	21,500	22,903	22,863

Balance Sheet Data (at period end)
Current assets	$163,793	$140,888	$142,677	$131,230	$102,002
Current liabilities	30,875	21,934	22,109	17,442	18,703
Total assets	183,883	160,799	157,427	146,772	115,465
Total debt (4)	0	0	1,046	853	655
Stockholders’ equity	139,793	124,359	120,219	112,030	83,268

(1)	Freight billed to customers has been reclassified from operating expenses to revenues for the years ended December 31, 2001, 2000, 1999 and 1998 in the amounts of $1,212,000, $1,473,000, $1,359,000 and $811,000, respectively.

(2)	The amounts reflect the effect of the two-for-one stock split announced by the Company on May 23, 2002.

(3)	Includes common stock and dilutive potential common stock (options).

(4)	Includes all interest-bearing debt and capital lease obligations, but excludes outstanding letters of credit ($4,560,000, $3,517,000, $5,021,000, $8,765,000 and $7,703,000 as of December 31, 2002, 2001, 2000, 1999 and 1998).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (“the S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of our training shoe line; market acceptance of new Limited Edition product; market acceptance of non-performance product in Europe; market acceptance of National Geographic footwear; market acceptance of Royal Elastics footwear; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property, including, without limitation, our ability to successfully defend against trademark cancellation claims made by Swiss Army Brands, Inc.; difficulties in implementing, operating and maintaining our increasingly complex information systems and controls; concentration of production in China; potential earthquake disruption due to the location of our domestic warehouse and headquarters; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

We operate in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Investors should also be aware that while we do communicate, from time to time, with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Critical Accounting Policies

Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 8 of this Form 10-K. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an on-going basis, we evaluate our estimates, including those related to the carrying value of inventories, realizability of outstanding accounts receivable, sales returns and allowances, and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our consolidated financial statements:

Revenue Recognition

We record revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment.

In some instances, we ship product directly from our supplier to the customer. In these cases, we recognize revenue when the product is delivered to the customer. Our revenues may fluctuate in cases when our customers delay accepting shipment of product for periods up to several weeks.

As part of our revenue recognition policy, we record the estimated income reductions from estimated sales returns and allowances. We base our estimates on historical rates of returns and allowances. In the past, actual returns and allowances have not exceeded our reserves. However, actual returns and allowances in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and allowances were significantly greater or lower than the reserves we had established, we would record a reduction or increase in the period in which we made such determination.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate potential losses based on our knowledge of the financial condition of certain customers, as well as an assessment of the overall conditions at retail. Historically, losses have been within our expectations. If the financial condition of our customers were to change, adjustments may be required to these estimates. Furthermore, we provide for estimated losses resulting from differences that arise from the gross carrying value of our receivables and the amounts which customers estimate are owed to us. The settlement or resolution of these differences could result in future changes to these estimates.

Inventory Reserves

We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated market value. This reserve is recorded as a charge to cost of sales. If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of sales.

Other Contingencies

In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgment about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges during the period in which the actual loss or change in estimate occurred.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

	Year ended December 31,
	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	55.3	58.3	59.6
Gross profit	44.7	41.7	40.4
Selling, general and administrative expenses	28.7	26.1	26.3
Interest income, net	0.3	0.7	1.6
Earnings before income taxes	16.3	16.3	15.7
Income tax expense	6.4	6.5	6.3
Net earnings	9.9	9.8	9.4

2002 Compared to 2001

Total revenues increased 22.4% to $290,413,000 in 2002 from $237,285,000 in 2001. This increase was attributable to an increase in the volume of footwear sold partially offset by a decrease in the average underlying wholesale price per pair. The volume of footwear sold increased 28.1% to 11,296,000 pair in 2002 from 8,821,000 pair in 2001. The average wholesale price per pair was $24.88 in 2002 and $26.09 in 2001.

Domestic revenues increased 20.4% to $248,589,000 in 2002 from $206,449,000 in 2001. International product revenues increased 34.2% in 2002 to $40,098,000 from $29,884,000 in 2001. Fees earned by the Company on sales by foreign licensees and distributors were $1,726,000 for 2002 and $952,000 for 2001. International revenues, as a percentage of total revenues, increased to 14.4% in 2002 from 13.0% in 2001.

K•Swiss Brand revenues increased 20.5% to $285,780,000 in 2002 from $237,243,000 in 2001. This increase was the result of an increase in the volume of footwear sold at slightly lower average wholesale prices per pair. The volume of footwear sold increased 26.0% to 11,117,000 pair in 2002 from 8,820,000 pair in 2001. The average wholesale price per pair was $24.88 in 2002 and $26.09 in 2001. The major changes in volume for footwear categories are as follows: Classics, children’s and training categories increased 27.1%, 28.2% and 19.2%, respectively.

Royal Elastics and National Geographic brands sales were $4,633,000 in 2002 (33% domestic) and $42,000 in 2001.

We believe that the athletic and casual footwear industry experiences seasonal fluctuations, due to increased domestic sales during certain selling seasons, including Easter, back-to-school and the year-end holiday seasons. We present full-line offerings for the Easter and back-to-school seasons, for delivery during the first and third quarters, respectively, but not for the year-end holiday season.

At December 31, 2002, domestic and international futures orders with start ship dates from January through June 2003 were approximately $147,663,000 and $21,214,000, respectively, 42.9% and 43.1% higher, respectively, than such orders were at December 31, 2001 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of “future” and “at-once” orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Overall gross profit margins, as a percentage of revenues, increased to 44.7% in 2002 from 41.7% in 2001. Gross profit margins increased primarily due to achievement of target costing objectives and higher levels of at-once business than in the prior year.

Overall selling, general and administrative expenses increased 34.4% to $83,314,000 (28.7% of revenues) in 2002 from $61,969,000 (26.1% of revenues) in 2001. The increase in the amounts for the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily the result of increases in advertising, payroll and related expenses (approximately half of which related to payroll due to the Royal Elastics and National Geographic brands), bonus expense for an employee incentive program and development expenses resulting from an increase in product development activities.

Overall net interest income was $904,000 (0.3% of revenues) in 2002 compared to $1,804,000 (0.7% of revenues) in 2001, a decrease of $900,000 or 49.9%. This decrease in net interest income was the result of significantly lower average interest rates as well as lower average balances.

Our effective tax rate decreased to 39.3% in 2002 from 39.8% in 2001. The $4,474,000 and $529,000 income tax benefit of options exercised during 2002 and 2001, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate.

Net earnings increased 23.1% to $28,697,000 or $1.46 per share (diluted earnings per share) in 2002 from $23,309,000 or $1.14 per share (diluted earnings per share) in 2001.

2001 Compared to 2000

Total revenues increased 6.4% to $237,285,000 in 2001 from $223,102,000 in 2000. This increase was attributable to an increase in the volume of footwear sold partially offset by a slight decrease in the average underlying wholesale price per pair. The volume of footwear sold increased 8.2% to 8,821,000 pair in 2001 from 8,156,000 pair in 2000. The average wholesale price per pair was $26.09 in 2001 and $26.21 in 2000. The major changes in volume for footwear categories are as follows: Classics and training categories increased 9% and 42%, respectively.

Domestic revenues increased 3.9% to $206,449,000 in 2001 from $198,735,000 in 2000. International product revenues increased 26.2% in 2001 to $29,884,000 from $23,679,000 in 2000. Fees earned by us on sales by foreign licensees and distributors were $952,000 for 2001 and $688,000 for 2000. International revenues, as a percentage of total revenues, increased to 13.0% in 2001 from 10.9% in 2000.

Gross profit margins increased, as a percentage of revenues, to 41.7% in 2001 from 40.4% in 2000. Gross profit margins increased primarily due to changes in the product mix of sales.

Selling, general and administrative expenses increased 5.4% to $61,969,000 (26.1% of revenues) in 2001 from $58,773,000 (26.3% of revenues) in 2000. The increase in the amounts for the year ended December 31, 2001 compared to the year ended December 31, 2000 was primarily the result of an increase in payroll and related expenses, partially the result of the decrease in the expense related to an employee incentive bonus during 2000 that did not also occur in 2001. In 2000, there was a reduction of employee incentive bonus accruals due to diminished financial performance in that year compared to the previous year. The decrease in selling, general and administrative expenses, as a percentage of revenues, was due primarily to these expenses increasing at a slower rate than revenues during 2001.

Net interest income was $1,804,000 (0.7% of revenues) in 2001 compared to $3,597,000 (1.6% of revenues) in 2000, a decrease of $1,793,000 or 49.8%. This decrease in net interest income was the result of decreased rates earned on commercial paper investments partially offset by higher average balances on commercial paper investments. Also, during 2001 we recorded interest expense related to the 1993, 1995 and 1996 Internal Revenue Service examinations. We had agreed to certain adjustments for these tax years, none of which required us to record additional income tax expense, as we had recorded deferred taxes on the untaxed portion of unremitted earnings of a foreign subsidiary.

Our effective tax rate decreased to 39.8% in 2001 from 39.9% in 2000. The $529,000 and $197,000 income tax benefit of options exercised during 2001 and 2000, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate.

Net earnings increased 10.7% to $23,309,000 or $1.14 per share (diluted earnings per share) in 2001 from $21,059,000 or $.98 per share (diluted earnings per share) in 2000.

Liquidity and Capital Resources

We experienced a net cash inflow of approximately $26,469,000, $21,041,000 and $27,235,000 from our operating activities during 2002, 2001 and 2000, respectively. Cash provided by operations in 2002 increased from 2001, due primarily to differences in the amounts of changes in inventories and accounts payable and accrued liabilities, as well as an increase in net earnings. Cash provided by operating activities for the year ended 2001 as compared to 2000, decreased due primarily to differences in the amounts of changes in accounts receivable and accounts payable and accrued liabilities, partially offset by an increase in net earnings.

We had a net outflow of cash from our investing activities during 2002 and 2001 due to the net purchase of property, plant and equipment, and for 2001 due to a cash payment for the acquisition of Royal Elastics and a cash payment for interest in a licensing agreement.

In 2002 and 2001, the net cash provided by operating activities was used for the purchase of treasury stock and to pay cash dividends, partially offset by proceeds from stock options exercised. Also, in 2001, cash provided by operating activities was used for the repayment of borrowings under bank lines of credit and subordinated debentures.

We anticipate future cash needs for principal repayments required pursuant to any borrowings under our lines of credit facilities. In addition, depending on our future growth rate, additional funds may be required by operating activities. Finally, at December 31, 2002, approximately $20,715,000 of foreign subsidiary earnings which are not considered indefinitely invested may eventually be remitted to the parent company as circumstances warrant. Upon receipt of these funds, we will use approximately $8,068,000 in cash to pay income taxes previously accrued on these foreign subsidiary earnings. Our intention is to repatriate earnings of foreign operations as cash needs and other circumstances require. No other material capital commitments exist at December 31, 2002. With continued use of our revolving credit facility (as discussed below), we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2003.

In October 2002, we announced the completion of our September 2001 $25 million stock repurchase program and a new authorization by the Board of Directors for us to repurchase through December 2007 up to an additional $25 million of our Class A Common Stock from time to time on the open market, as market conditions warrant. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through February 12, 2002 (the day prior to the filing of the Form 10-K) of 11,066,164 shares at an aggregate cost totaling approximately $94,957,000.

In June 2001, we were notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of ours, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to us during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee’s counsel is claiming to be preferential transfers, is approximately $4,315,000 while the trustee is seeking the court’s permission to add a further $600,000 in claimed preferential transfers. We believe these payments were received in the ordinary course of business and that we have meritorious defenses against the trustee’s claims. In November 2001, the trustee filed suit against us (and other creditors) to recover payments made to us during the 90 days prior to the customer’s bankruptcy filing. We continue to believe that we have a meritorious “ordinary course of business” defense against these claims and will assert that defense in detail at the appropriate time in the litigation. No provision for this claim has been made in our financial statements as of December 31, 2002.

In July 2001, we signed a new agreement with a bank whereby we may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $11,159,000 at December 31, 2002. This facility currently expires in July 2003. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at our discretion and with certain restrictions, other market based rates. We pay a commitment fee of 1/8% of the unused line for availability of the credit facility. We must meet certain restrictive financial covenants as agreed upon in the facility.

Our European offices have agreements with a bank whereby they can borrow up to $6,000,000 in the form of unsecured revolving credit facilities. The unused portion of these credit facilities was $5,282,000 at December 31, 2002. These facilities are made available until terminated by either party.

There was no debt at December 31, 2002 and December 31, 2001 (excluding outstanding letters of credit of $4,560,000 and $3,517,000 at December 31, 2002 and 2001, respectively).

Our working capital increased $13,964,000 to $132,918,000 at December 31, 2002 from $118,954,000 at December 31, 2001.

We have historically maintained higher levels of inventory relative to sales compared to our competitors because (1) we do not ship directly to our major domestic customers from our foreign contract manufacturers to the same extent as our larger competitors, which would reduce inventory levels and increase inventory turns, and (2) unlike many of our competitors, we designate certain shoes as core products whereby we commit to our retail customers that we will carry core products from season to season and, therefore, we attempt to maintain open-stock positions on our core products in our Mira Loma, California distribution center to meet at-once orders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. Our primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. dollar and the Euro. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves our risk management policies. Market risk is managed based on an ongoing assessment of trends in foreign exchange rates and economic developments, giving consideration to possible effects on both total return and reported earnings.

Foreign Exchange Rate Risk

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose us to market risk from unfavorable movements in foreign exchange rates between the U.S. dollar and the foreign currency. Our historical primary risk exposures have been from changes in the rates between the U.S. dollar and the Euro. This trend is expected to continue. To fix the U.S. dollar amount we will receive on sales denominated in Euros, we enter into forward exchange contracts to sell the foreign currency denominated in that currency. The extent to which forward exchange contracts are used is modified periodically in response to our management’s estimate of market conditions and the terms and length of specific sales contracts.

We enter into foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual dollar net cash inflow resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates. We do not hold or issue financial instruments for trading purposes. The foreign exchange contracts are designated for firmly committed or forecasted sales. These contracts are generally expected to occur in less than one year. Gains and losses of foreign exchange contracts that are designated for forecasted transactions are recognized as the exchange rates change.

The forward exchange contracts generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates agreed at the inception of the contracts. The counter party to derivative transactions is a major financial institution with investment grade or better credit rating; however, we are exposed to credit risk with this institution. The credit risk is limited to the unrealized gains in such contracts should this counter party fail to perform as contracted.

The table below provides information as of December 31, 2002 and 2001 about our foreign currency forward exchange contracts by currency. The information is presented in U.S. dollars:

	December 31,
	2002	2001
Europe (Euro)
Notional amount	—	$2,000,000
Fair value	—	—
Average contractual exchange rate	—	$.84/Euro

We do not anticipate any material adverse effect on our results of operations or financial position relating to these foreign currency forward exchange contracts. Based on our overall currency rate exposure at December 31, 2002, a 10% change in currency rates would not have had a material effect on our financial position, results of operations and cash flows.

Inflation

We believe that distributors of footwear in the higher priced end of the footwear market, including ours, are able to adjust their prices in response to an increase in direct and general and administrative expenses, without a significant loss in sales. Accordingly, to date, inflation and changing prices have not had a material adverse effect on our revenues or earnings.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements required in response to this section are submitted as part of Item 15(a) of this Report.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

K•Swiss Inc.

We have audited the consolidated balance sheets of K•Swiss Inc. as of December 31, 2002 and 2001, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K•Swiss Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of K•Swiss Inc. for each of the three years in the period ended December 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/    GRANT THORNTON LLP

Los Angeles, California

February 4, 2003

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands)

	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note A4)	$67,593	$61,579
Accounts receivable, less allowance for doubtful accounts of $1,479 and $993 for 2002 and 2001, respectively (Note K)	37,048	30,478
Inventories (Note A5)	53,227	43,995
Prepaid expenses and other	3,497	3,014
Deferred taxes (Notes A9 and G)	2,428	1,822

Total current assets	163,793	140,888
PROPERTY, PLANT AND EQUIPMENT, net (Notes A6, A7 and B)	8,444	8,140
OTHER ASSETS
Intangible assets (Notes A7, A8, C and L)	8,107	8,362
Other	3,539	3,409

	11,646	11,771

	$183,883	$160,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit (Note D)	$—	$—
Trade accounts payable	13,936	10,728
Accrued liabilities (Note E)	16,939	11,206

Total current liabilities	30,875	21,934
OTHER LIABILITIES (Note F)	7,408	6,794
DEFERRED TAXES (Notes A9 and G)	5,807	7,712

COMMITMENTS AND CONTINGENCIES (Note H)	—	—

STOCKHOLDERS’ EQUITY (Notes D and J)
Preferred Stock—authorized 2,000,000 shares of $.01 par value; none issued and outstanding	—	—
Common Stock:
Class A—authorized 36,000,000 shares of $.01 par value; 23,641,951 shares issued, 12,833,787 shares outstanding and 10,808,164 shares held in treasury at December 31, 2002 and 22,456,794 shares issued, 12,688,730 shares outstanding and 9,768,064 shares held in treasury at December 31, 2001	236	225
Class B—authorized 10,000,000 shares of $.01 par value; issued and outstanding 5,242,173 shares at December 31, 2002 and 5,806,956 shares at December 31, 2001	52	58
Additional paid-in capital	47,902	41,222
Treasury Stock	(89,135)	(68,686)
Retained earnings	180,318	152,308
Accumulated other comprehensive earnings—Foreign currency translation (Note A10)	420	(768)

	139,793	124,359

	$183,883	$160,799

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

Year Ended December 31,

(Dollar amounts in thousands, except per share amounts)

	2002	2001	2000
Revenues (Notes A13, K and M)	$290,413	$237,285	$223,102
Cost of goods sold	160,735	138,371	132,888

Gross profit	129,678	98,914	90,214
Selling, general and administrative expenses (Notes A13 and A14)	83,314	61,969	58,773

Operating profit	46,364	36,945	31,441
Interest income, net	904	1,804	3,597

Earnings before income taxes	47,268	38,749	35,038
Income tax expense (Notes A9 and G)	18,571	15,440	13,979

NET EARNINGS	$28,697	$23,309	$21,059

Earnings per common share (Note A15)
Basic	$1.56	$1.21	$1.02

Diluted	$1.46	$1.14	$.98

Net Earnings	$28,697	$23,309	$21,059
Other comprehensive earnings (loss), net of tax—Foreign currency translation adjustments	1,188	(180)	(105)

Comprehensive earnings	$29,885	$23,129	$20,954

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three years ended December 31, 2002

(Dollar amounts in thousands)

	Common Stock				Additional paid-in capital	Treasury Stock		Retained earnings	Accumulated other comprehensive earnings	Total
	Class A		Class B			Class A
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2000	22,012,310	$220	6,027,956	$60	$39,877	6,557,864	$(36,766)	$109,122	$(483)	$112,030
Conversion of shares (Note J)	61,000	1	(61,000)	—	—	—	—	—	—	1
Proceeds from exercise of options
(Note J)	87,288	1	—	—	229	—	—	—	—	230
Income tax benefit of options exercised	—	—	—	—	197	—	—	—	—	197
Purchase of treasury stock	—	—	—	—	—	1,617,800	(12,582)	—	—	(12,582)
Dividends paid ($.03 per share)
(Note D)	—	—	—	—	—	—	—	(611)	—	(611)
Net earnings for the year	—	—	—	—	—	—	—	21,059	—	21,059
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	(105)	(105)

Balance at December 31, 2000	22,160,598	222	5,966,956	60	40,303	8,175,664	(49,348)	129,570	(588)	120,219
Conversion of shares (Note J)	160,000	2	(160,000)	(2)	—	—	—	—	—	—
Proceeds from exercise of options
(Note J)	136,196	1	—	—	390	—	—	—	—	391
Income tax benefit of options exercised	—	—	—	—	529	—	—	—	—	529
Purchase of treasury stock	—	—	—	—	—	1,592,400	(19,338)	—	—	(19,338)
Dividends paid ($.03 per share)
(Note D)	—	—	—	—	—	—	—	(571)	—	(571)
Net earnings for the year	—	—	—	—	—	—	—	23,309	—	23,309
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	(180)	(180)

Balance at December 31, 2001	22,456,794	225	5,806,956	58	41,222	9,768,064	(68,686)	152,308	(768)	124,359
Conversion of shares (Note J)	564,783	6	(564,783)	(6)	—	—	—	—	—	—
Proceeds from exercise of options
(Note J)	620,374	5	—	—	2,206	—	—	—	—	2,211
Income tax benefit of options exercised	—	—	—	—	4,474	—	—	—	—	4,474
Purchase of treasury stock	—	—	—	—	—	1,040,100	(20,449)	—	—	(20,449)
Dividends paid ($.0375 per share)
(Note D)	—	—	—	—	—	—	—	(687)	—	(687)
Net earnings for the year	—	—	—	—	—	—	—	28,697	—	28,697
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	1,188	1,188

Balance at December 31, 2002	23,641,951	$236	5,242,173	$52	$47,902	10,808,164	$(89,135)	$180,318	$420	$139,793

The accompanying notes are an integral part of this statement.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Dollar amounts in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net earnings	$28,697	$23,309	$21,059
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,935	1,809	1,531
Net loss (gain) on disposal of property, plant and equipment	3	4	(9)
Deferred income taxes	(2,511)	(48)	780
Minority interest in loss of consolidated subsidiary	—	(333)	—
(Increase) decrease in accounts receivable	(6,333)	(5,010)	1,663
(Increase) decrease in inventories	(9,165)	90	671
(Increase) decrease in prepaid expenses and other assets	(601)	534	(309)
Increase in accounts payable and accrued liabilities	14,444	686	1,849

Net cash provided by operating activities	26,469	21,041	27,235

Cash flows from investing activities:
Cash paid for acquisition of Royal Elastics	—	(3,889)	—
Cash paid for interest in licensing agreement	—	(1,000)	—
Cash received in acquisition of 1166789 Ontario Inc. net of cash paid	—	—	361
Purchase of property, plant and equipment	(1,909)	(1,152)	(864)
Proceeds from disposal of property, plant and equipment	—	8	22

Net cash used in investing activities	(1,909)	(6,033)	(481)

Cash flows from financing activities:
Net (repayments) borrowings under bank lines of credit and subordinated debentures	—	(1,006)	216
Purchase of treasury stock	(20,449)	(19,338)	(12,582)
Payment of dividends	(687)	(571)	(611)
Proceeds from stock options exercised	1,819	315	231

Net cash used in financing activities	(19,317)	(20,600)	(12,746)

Effect of exchange rate changes on cash	771	(179)	223

Net increase (decrease) in cash and cash equivalents	6,014	(5,771)	14,231

Cash and cash equivalents at beginning of year	61,579	67,350	53,119

Cash and cash equivalents at end of year	$67,593	$61,579	$67,350

Supplemental disclosure of cash flow information:

Non-cash investing activities:
In December 2000, the Company purchased the capital stock of 1166789 Ontario Inc. for one dollar. In connection with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired			$1,576
Cash paid for capital stock			—

Liabilities assumed			$1,576

Non-cash financing activities:
Contribution of assets by minority member	—	$333	—
Income tax benefit of options exercised	$4,474	$529	$197

Cash paid during the year for:
Interest	$773	$1,045	$102
Income taxes	$15,828	$13,345	$13,509

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations

The Company designs, develops and markets footwear for high performance use, fitness and casual activities. The Company operates in an industry dominated by a small number of very large competitors. The size of these competitors enables them to lead the product direction of the industry, and therefore, potentially diminish the value of the Company’s products. In addition to generally greater resources, these competitors spend substantially more money on advertising and promotion than the Company and therefore dominate market share. The Company’s market share is estimated at approximately two percent. Lastly, the retail environment forecasted for the near term is difficult, which could put additional pressure on the Company’s ability to maintain margins.

The Company purchases a significant portion of its products from a small number of contract manufacturers in China. This concentration of suppliers in this location subjects the Company to the risk of interruptions of product flow for various reasons and possible loss of sales, which would adversely affect operating results.

The United States Trade Representative (“USTR”) has expressed concern about the protection of intellectual property rights within China. The failure of the Chinese government to make substantial progress with respect to these concerns could result in the imposition of retaliatory duties on imports from China, including footwear, which could affect the cost of products purchased and sold by the Company.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 2001 presentation to conform to the 2002 presentation.

4.	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

5.	Inventories

Inventories, consisting of merchandise held for resale, are stated at the lower of cost (first-in, first-out method) or market. Management continually evaluates its inventory position and implements promotional or other plans to reduce inventories to appropriate levels relative to its sales estimates for particular product styles or lines. Estimated losses are recorded when such plans are implemented. It is at least reasonably possible that management’s plans to reduce inventory levels will be less than fully successful, and that such an outcome would result in a change in the inventory reserve in the near-term.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

6.	Property, Plant and Equipment

Property, plant and equipment are carried at cost. For financial reporting and tax purposes, depreciation and amortization are calculated using straight-line and accelerated methods over the estimated service lives of the depreciable assets. The service lives of the Company’s building and related improvements are 30 and 5 years, respectively. Equipment is depreciated from 3 to 10 years and leasehold improvements are amortized over the lives of the respective leases.

7.	Impairment of Long-Lived Assets

When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value.

8.	Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. The Company has adopted this Standard as of January 1, 2002. In applying SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of January 1, 2002, and determined that the goodwill and trademarks of the Company have indefinite lives and that there was no impairment on these assets. The Company discontinued amortizing these assets on January 1, 2002. At the time of adoption, the Company had accumulated amortization pertaining to goodwill and trademarks of $2,976,000. The license agreement concerning National Geographic is considered to have a finite life and is being amortized over the remaining term of the agreement that extends through December 2005. Below is the calculation of reported net earnings adjusted for the effect of amortization expense for the years end December 31, 2001 and 2000 (in thousands):

	Year Ended December 31,
	2002	2001			2000
	$		Per Share Amount (1)			Per Share Amount (1)
		$	Basic	Diluted	$	Basic	Diluted
Reported net earnings	$28,697	$23,309	$1.21	$1.14	$21,059	$1.02	$.98
Add back amortization expense of goodwill and trademarks	—	199.01		.01	199.01		.01

Adjusted net earnings	$28,697	$23,508	$1.22	$1.15	$21,258	$1.03	$.99

(1)	Per share amounts have been retroactively adjusted to reflect the effect of the two-for-one stock split distributed in June 2002.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

9.	Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Provision is made for appropriate United States income taxes on earnings of subsidiary companies which are intended to be remitted to the parent company.

10.	Foreign Currency Translation

Assets and liabilities of certain foreign operations are translated into U.S. dollars at current exchange rates. Income and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are taken directly to a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in income.

11.	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the line of credit, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

12.	Financial Risk Management and Derivatives

The Company enters into foreign exchange contracts in order to reduce the impact of foreign currency fluctuations (Euros) and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual dollar net cash inflow resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The foreign exchange contracts are designated for firmly committed or forecasted sales. These transactions are generally expected to occur in less than one year. Gains and losses of foreign exchange contracts that are designated for forecasted transactions are recognized as the exchange rates change.

The forward exchange contracts generally require the Company to exchange Euros for U.S. dollars at maturity, at rates agreed to at the inception of the contracts. The counter party to derivative transactions is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the unrealized gains in such contracts should this counter party fail to perform as contracted.

The aggregate notional principal amounts and fair values of the Company’s derivative financial instruments were $2,000,000 and no fair value at December 31, 2001 respectively. The estimated fair value of derivatives used to hedge the Company’s risks will fluctuate over time. The fair value of the forward exchange contracts is estimated by obtaining quoted market prices.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

13.	Recognition of Revenues

Revenues include sales and fees earned on sales by licensees and are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment. Provisions for estimated sales returns, sales allowances and uncollectible accounts are made at the time of sale.

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” shipping and handling costs billed to customers are included in sales and the related costs are included in selling, general and administrative expenses in the Consolidated Statement of Earnings.

14.	Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $16,548,000, $14,811,000 and $15,882,000 for 2002, 2001 and 2000, respectively.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	2002		2001		2000
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	18,350	$1.56	19,295	$1.21	20,566	$1.02
Effect of Dilutive Stock Options	1,357	(.10)	1,179	(.07)	934	(.04)

Diluted EPS	19,707	$1.46	20,474	$1.14	21,500	$0.98

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	2002	2001	2000
Options to purchase shares of common stock (in thousands)	58	208	148
Exercise prices	$22.75–$23.69	$14.10–$23.69	$9.00–$23.69
Expiration dates	May 2009– December 2012	April 2009– July 2011	April 2009– August 2010

Reference to share amounts, per share amounts and exercise prices above reflect the effect of the two-for-one stock split distributed in June 2002.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

16.	Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

During 2002, 2001 and 2000, 3,000, 26,000 and 24,000 options, respectively, were granted at exercise prices below fair market value. This resulted in net compensation expense of $400,000, $313,000 and $337,000 for 2002, 2001 and 2000, respectively. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits in 2002, 2001 and 2000 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net earnings and earnings per share would have been:

	2002	2001	2000
Net earnings (in thousands)
As reported	$28,697	$23,309	$21,059
Pro forma	27,299	21,989	20,600
Basic earnings per share
As reported	$1.56	$1.21	$1.02
Pro forma	1.49	1.14	1.00
Diluted earnings per share
As reported	$1.46	$1.14	$.98
Pro forma	1.39	1.08	.96

The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. Earnings per share have been adjusted to reflect the effect of the two-for-one stock split distributed in June 2002.

17.	Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 establishes accounting standards for the impairment of long-lived

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

assets, excluding goodwill, and for long-lived assets to be disposed of. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The statement retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). The adoption of the provisions of SFAS No. 144 in fiscal 2002 did not have any impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements”. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. With the elimination of SFAS No. 4, gains and losses from extinguishment of debt are to be classified as extraordinary items only if they meet the criteria for extraordinary items in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the classification of an extraordinary item. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of the provisions of SFAS No. 145 in fiscal 2002 did not have any impact on the Company’s results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is “planned.” The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and does not expect the adoption to have a material impact on the Company’s results of operations or financial position.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003. As the adoption of this standard involves disclosures only, the Company does not expect a material impact on its results of operations, financial position or liquidity.

NOTE B—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consists of the following (in thousands):

	2002	2001
Building and improvements	$6,526	$6,351
Furniture, machinery and equipment	8,452	7,333

	14,978	13,684
Less accumulated depreciation and amortization	(7,229)	(6,239)

	7,749	7,445
Land	695	695

	$8,444	$8,140

NOTE C—INTANGIBLE ASSETS

Intangible assets as of December 31 consist of the following (in thousands):

	2002	2001
Goodwill	$4,772	$4,772
Trademarks	5,382	5,382
Licenses	1,243	1,243
Other	8	—
Less accumulated amortization	(3,298)	(3,035)

	$8,107	$8,362

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE D—BANK LINES OF CREDIT

The Company maintains revolving credit facilities whereby it may borrow up to an aggregate of $21,000,000 including outstanding letters of credit and bankers’ acceptances. A fee of up to 1/8% of the average unused line is paid for availability of the primary credit facility.

One of the credit agreements contains certain covenants and financial ratio requirements, including restrictions on dividend payments. At December 31, 2002, $41,274,000 was unrestricted as to the payment of dividends.

Under the most restrictive covenant, the Company must maintain stockholders’ equity, less intangible assets and exclusive of treasury stock of at least $90,200,000 at December 31, 2002.

NOTE E—ACCRUED LIABILITIES

Accrued liabilities as of December 31 consist of the following (in thousands):

	2002	2001
Compensation	$4,083	$3,039
Production molds	1,941	930
Treasury stock	1,884	—
Other	9,031	7,237

	$16,939	$11,206

NOTE F—OTHER LIABILITIES

Other liabilities consist of amounts due under employee benefit plans, including the long-term portion of the Company’s Economic Value Added (“EVA”) incentive program and deferred compensation. The EVA incentive program amounts are at risk of forfeiture to the plan participants depending on the Company maintaining presently achieved levels of EVA. The amounts as of December 31 are as follows (in thousands):

	2002	2001
EVA incentive program	$3,368	$3,225
Deferred compensation	4,040	3,569

	$7,408	$6,794

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE G—INCOME TAXES

The provision for income taxes includes the following for the years ended December 31 (in thousands):

	2002	2001	2000
Current
United States
Federal	$17,922	$13,107	$11,107
State	2,771	2,349	2,027
Foreign	389	32	65
Deferred
United States
Federal	(2,259)	(43)	702
State	(252)	(5)	78

	$18,571	$15,440	$13,979

A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 is as follows:

	2002	2001	2000
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	3.9	3.9	3.9
Net results of foreign subsidiaries	0.4	0.4	0.9
Amortization of intangibles	—	0.1	0.1
Other	—	0.4	—

	39.3%	39.8%	39.9%

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

	2002	2001
Net current assets	$2,428	$1,822
Net non-current liabilities	5,807	7,712

Net liability	$3,379	$5,890

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE G—INCOME TAXES—(Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2002	2001
Assets
State taxes	$816	$839
Bad debts reserve	528	319
Inventory reserve and capitalized costs	1,019	823
Bonuses	1,310	1,070
Deferred compensation plan	1,572	1,388
Other	440	353

Gross deferred tax assets	5,685	4,792

Liabilities
Unremitted earnings of a foreign subsidiary	8,068	9,596
Contingent purchase payments	156	156
Other	840	930

Gross deferred tax liabilities	9,064	10,682

Net deferred tax liability	$3,379	$5,890

The Company did not record any valuation allowances against deferred tax assets at December 31, 2002. Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.

NOTE H—COMMITMENTS AND CONTINGENCIES

The Company leases its principal warehouse facility through January 2007, under an agreement that provides for one option that would extend the lease for three years. In addition, certain property and equipment is leased primarily on a month-to-month basis. Future minimum rental payments under these leases as of December 31, 2002 are as follows (in thousands):

Year ending December 31,
2003	$1,851
2004	1,716
2005	1,546
2006	1,604
2007	356
Thereafter	196

$7,269

Rent expense for operating leases was approximately $1,646,000, $1,485,000 and $1,408,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Sublease rental income was approximately $251,000, $334,000 and $324,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE H—COMMITMENTS AND CONTINGENCIES—(Continued)

The Company has outstanding letters of credit totaling approximately $4,560,000 and $3,517,000 at December 31, 2002 and 2001, respectively. These letters of credit, which have original terms from one month to one year, collateralize the Company’s obligation to third parties for the purchase of inventory. The fair value of these letters of credit is based on fees currently charged for similar agreements and is not significant at December 31, 2002 and 2001.

In June 2001, the Company was notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of the Company, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee’s counsel is claiming to be preferential transfers, is approximately $4,315,000, while the trustee is seeking the court’s permission to add a further $600,000 in claimed preferential transfers. The Company believes these payments were received in the ordinary course of business and that it has a meritorious defense against the trustee’s claims. In November 2001, the trustee filed suit against K•Swiss (and other creditors) to recover payments made to K•Swiss during the 90 days prior to the customer’s bankruptcy filing. The Company continues to believe that it has a meritorious “ordinary course of business” defense against these claims and will assert that defense in detail at the appropriate time in the litigation. No provision for this claim has been made in the Company’s financial statements as of December 31, 2002.

In response to K•Swiss’ opposition to Swiss Army Brands, Inc.’s registration and intended use of Swiss Army as a trademark on footwear, Swiss Army Brands has petitioned for cancellation of the Company’s U.S. registrations for the K•Swiss trademark. The Company believes it has meritorious defenses to the petitions, but the outcome cannot be predicted at this time. An unfavorable decision could have a material adverse impact on the Company.

NOTE I—EMPLOYEE BENEFIT PLANS

In 1988, the Company adopted a discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The expense for this plan was approximately $600,000, $623,000 and $562,000 for 2002, 2001 and 2000, respectively.

NOTE J—STOCKHOLDERS’ EQUITY

Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock at the option of the Class B stockholder. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share for all matters submitted to a vote of the stockholders of the Company, other than the election of directors. Holders of Class A Common Stock are initially entitled to elect two directors and holders of Class B Common Stock are entitled to elect all directors other than directors that the holders of Class A Common Stock are entitled to elect. If the number of members of the Company’s Board of Directors is increased to not less than eleven and not greater than fifteen (excluding directors representing holders of Preferred Stock, if any), holders of Class A Common Stock will be entitled to elect three directors. If the number of members of the Company’s Board of Directors is increased to a number greater than fifteen

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE J—STOCKHOLDERS’ EQUITY—(Continued)

(excluding directors representing holders of Preferred Stock, if any), holders of Class A Common Stock will be entitled to elect four directors.

During 1990, the Company adopted the 1990 Stock Option Plan under which it was authorized to issue non-qualified stock options, incentive stock options, and warrants to key employees. As amended, the number of options available for issuance under the 1990 Stock Option Plan was 3,300,000 shares of Class A Common Stock. The options have a term of ten years and generally become fully vested by the end of the fifth year.

In 1999, the Company adopted the 1999 Stock Incentive Plan under which it was authorized to award up to 1,200,000 shares or options to employees and directors of the Company. In May 2002, the 1999 Stock Incentive Plan was amended to increase the number of options by 600,000 to 1,800,000 shares of Class A Common Stock. The awards have a term of ten years and generally become fully vested by the end of the fifth year.

Combined plan transactions for 2002, 2001 and 2000 are as follows:

	2002		2001		2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding January 1	2,277,746	$6.67	1,874,612	$4.68	1,414,006	$4.03
Granted	279,167	18.58	585,000	12.47	612,900	5.57
Exercised	(620,374)	2.95	(136,196)	2.32	(87,288)	2.34
Canceled	(88,000)	11.43	(45,670)	12.48	(65,006)	2.10

Options outstanding December 31	1,848,539	9.49	2,277,746	6.67	1,874,612	4.68

Options available for grant at December 31	456,933		48,100		592,100

Weighted average fair value of options granted during the year is as follows:

	2002	2001	2000
Exercise price is below market price at date of grant	$18.38	$12.24	$6.18
Exercise price equals market price at date of grant	10.64	8.37	3.70

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE J—STOCKHOLDERS’ EQUITY—(Continued)

The following information applies to options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$.01–$2.19	209,509	6	$.77	68,259	$1.47
$2.50–$4.54	197,565	4	3.14	130,769	2.89
$4.93–$6.38	496,466	7	5.65	137,566	6.07
$8.53–$9.00	68,332	7	8.71	18,335	8.67
$11.97–$14.10	446,000	8	12.76	0	—
$14.81–$16.55	151,000	7	16.05	66,667	16.06
$17.11–$18.00	222,167	9	17.69	1,667	17.50
$22.74–$23.69	57,500	10	23.07	500	23.69

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2002	2001	2000
Expected life (years)	6	8	7
Risk-free interest rate	3.82%	4.86%	5.90%
Expected volatility	59%	59%	60%
Expected dividend yield	.2%	.2%	3%

On May 23, 2002, the Company’s Board of Directors declared a two-for-one stock split for both Class A and Class B common stock. This stock split was in the form of a 100 percent stock dividend that was distributed on June 21, 2002 to stockholders of record at the close of business on June 7, 2002. The Board of Directors also approved an increase in the cash dividend per share to an annual rate, on a post-split basis, of 4 cents per common share from an annual rate of 3 cents per common share. The number of shares, weighted average exercise price per share and range of exercise prices have been retroactively adjusted to reflect the effect of this two-for-one stock split.

NOTE K—CONCENTRATIONS OF CREDIT RISK

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

During the years ended December 31, 2002, 2001 and 2000, approximately 24%, 18% and 23%, respectively, of revenues were from one customer. At December 31, 2002 and 2001 approximately 34% and 35% of accounts receivable were from two customers. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE K—CONCENTRATIONS OF CREDIT RISK—(Continued)

Company’s customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures and for international receivables, the use of letters of credit and letters of guarantee.

NOTE L—ACQUISITIONS

National Geographic

In May 2001, the Company formed a joint venture with Rugged Shark, a designer and manufacturer of young, active-oriented footwear, to license, produce and market a men’s, women’s, and children’s collection of National Geographic outdoor-oriented and casual footwear. Under the terms of the joint venture, the Company owns 75% of the new company and provides the infrastructure to design, develop, manufacture, distribute and market the line of National Geographic footwear. Rugged Shark owns 25% of the venture. Profits and losses of the joint venture will generally be allocated 75% to the Company and 25% to Rugged Shark. Under certain circumstances, Rugged Shark is entitled to a special $1,000,000 profits allocation. Under the terms of the agreement, the Company was granted the right (the “Call”) to purchase from the minority member its minority interest in the joint venture. In addition, the Company has granted the minority member the right (the “Put”) to sell its minority interest to the Company. The Call and the Put are exercisable at any time during the period April 1, 2005 through March 31, 2007. The exercise price of the Call and Put is based on a multiple of earnings before interest, income taxes and depreciation and amortization of the joint venture. The license agreement requires the Company to make remaining royalty payments up to a maximum potential guaranteed payment through the year 2005 as follows (in thousands):

Year ending December 31
2003	$1,155
2004	1,575
2005	1,838

$4,568

Losses applicable to the minority interests of Rugged Shark exceed the equity capital of the minority member. Accordingly, such excess losses applicable to the minority interests have been charged against the majority interest.

Royal Elastics

In November 2001, the Company acquired the worldwide rights and business of Royal Elastics, an Australian-based designer and manufacturer of elasticated footwear. The purchase excludes distribution rights in Australia, which were retained by the seller. This acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business are included in the accompanying financial statements from the date of acquisition. On a pro forma basis, as if the business had been acquired at the beginning of 2001, revenue, net earnings and earnings per common share would not differ materially from the amounts reported in the accompanying consolidated financial statements for 2001 and 2000. Identifiable assets consisted primarily of a trademark of $3,300,000. The excess of purchase price over net assets acquired (goodwill) totaled $194,000. Contingent purchase payments of approximately $1.5 million are due to the seller if the

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE L—ACQUISITIONS—(Continued)

Company meets certain revenue levels. Contingent purchase payments will be recorded as additional goodwill. Assets acquired and liabilities assumed in the acquisition were not material.

In connection with the acquisition of Royal Elastics, the Company formed a joint venture with two of the sellers. Profits and losses of the joint venture during the first six years will be allocated 100% to the Company. Following the sixth year, profits and losses will be allocated 70% to the Company and 30% to the minority members. Under the terms of the agreement, the Company was granted the right (the “Call”) to purchase from the minority members their minority interest in the joint venture. In addition, the Company has granted the minority members the right (the “Put”) to sell their minority interest to the Company. The Call and the Put are exercisable at any time during the period November 15, 2005 through November 15, 2007. The exercise price of the Call and Put is based on a multiple of pre tax earnings of the joint venture less any amounts previously paid by the Company under the purchase agreement.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE M—SEGMENT INFORMATION

The Company’s predominant business is the design, development and distribution of athletic footwear. Almost one hundred percent of revenues are from the sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and other international operations. Certain reclassifications have been made in the 2002, 2001 and 2000 presentations. The following tables summarize segment information (in thousands):

	Year ended December 31,
	2002	2001	2000
Revenues from unrelated entities:
United States	$248,589	$206,449	$198,735
Europe	17,410	13,701	12,862
Other International	24,414	17,135	11,505

	$290,413	$237,285	$223,102

Inter-geographic revenues:
United States	$2,394	$1,696	$1,014
Europe	158	77	29
Other International	9,141	7,634	5,790

	$11,693	$9,407	$6,833

Total revenues:
United States	$250,983	$208,145	$199,749
Europe	17,568	13,778	12,891
Other International	33,555	24,769	17,295
Less inter-geographic revenues	(11,693)	(9,407)	(6,833)

	$290,413	$237,285	$223,102

Operating profit (loss):
United States	$60,123	$45,506	$40,820
Europe	(6,455)	(3,192)	(2,774)
Other International	3,687	944	(579)
Less corporate expenses and eliminations	(10,991)	(6,313)	(6,026)

	$46,364	$36,945	$31,441

Interest income:
United States	$825	$2,310	$2,852
Europe	24	33	66
Other International	149	597	1,051

Total interest income	998	2,940	3,969
Interest expense:
United States	65	1,094	320
Europe	29	42	52
Other International	—	—	—

Total interest expense	94	1,136	372

Interest income, net	$904	$1,804	$3,597

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE M—SEGMENT INFORMATION—(Continued)

	Year ended December 31,
	2002	2001	2000
Income tax expense:
United States	$18,182	$15,408	$13,914
Europe	(44)	72	65
Other International	433	(40)	—

	$18,571	$15,440	$13,979

Identifiable assets:
United States	$92,641	$79,875	$78,944
Europe	14,737	11,886	5,770
Other International	8,824	7,172	6,719
Corporate assets and eliminations (1)	67,681	61,866	65,994

	$183,883	$160,799	$157,427

Provision for depreciation and amortization:
United States	$1,663	$1,637	$1,348
Europe	195	113	127
Other International	77	59	56

	$1,935	$1,809	$1,531

Capital expenditures:
United States	$1,203	$913	$672
Europe	576	188	91
Other International	130	51	101

	$1,909	$1,152	$864

(1)	Corporate assets include cash and cash equivalents, investments and intangible assets.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

NOTE N—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2002 and 2001 follows (in thousands except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2002
Revenues	$80,671	$74,868	$81,604	$53,270	$290,413
Gross profit	36,031	32,629	37,470	23,548	129,678
Net earnings	9,668	6,068	8,173	4,788	28,697
Earnings per share (1)
Basic	$.52	$.33	$.45	$.26	$1.56
Diluted	$.49	$.30	$.42	$.25	$1.46
2001
Revenues	$68,579	$55,758	$68,117	$44,831	$237,285
Gross profit	27,839	22,493	29,599	18,983	98,914
Net earnings	6,613	4,085	8,069	4,542	23,309
Earnings per share (1)
Basic	$.33	$.21	$.42	$.25	$1.21
Diluted	$.31	$.20	$.40	$.23	$1.14

(1)	Earnings per share reflect the effect of the two-for-one stock split distributed in June 2002.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Except for the information disclosed in Item 4(a) of this Annual Report on Form 10-K, the information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 22, 2003 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 22, 2003 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 22, 2003 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 22, 2003 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference.

PART IV

Item 14.  Controls and Procedures

Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements

(b)  Reports on Form 8-K

A Form 8-K, dated October 29, 2002, was filed with the Securities and Exchange Commission during the fourth quarter of 2002. The Form 8-K reported the issuance by the Company of a press release announcing that its Board of Directors authorized a new stock repurchase program for the Company to repurchase through December 2007 up to $25 million of its Class A Common Stock. A copy of the October 29, 2002 press release was attached as exhibit 99 to the report.

A Form 8-K, dated November 20, 2002, was also filed with the Securities and Exchange Commission during the fourth quarter of 2002. The Form 8-K reported that Steven Nichols, the Company’s President and CEO, had entered into a Sales Plan with a brokerage firm under SEC Rule 10b5-1 pursuant to which Mr. Nichols will sell subject to a predetermined minimum price condition up to an aggregate of 420,000 shares of the Company’s Class A Common Stock during the term of the Sales Plan. Trading under the Sales Plan may occur from December 9, 2002 through and including December 26, 2003.

(c)  Exhibits

3.1	Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002)

3.2	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1991)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.5

$400,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 originally issued to The Rug Warehouse, Inc. Pension Plan and Trust (incorporated by reference to exhibit 4.7 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.6

$100,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 issued to George E. Powlick (incorporated by reference to exhibit 4.8 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 28, 2002

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.11

Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000 (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000)

10.12

Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.13

Credit Agreement dated March 25, 1994 by and among the Registrant and Bank of America National Trust and Savings Association, with schedules (incorporated by reference to exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.14

Amendment to Credit Agreement dated March 25, 1994 by and among the Registrant and Bank of America National Trust and Savings Association (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995)

10.15	Second Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1996)

10.16	Third Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1997)

10.17	Fourth Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1998)

10.18	Fifth Amendment to Credit Agreement (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 1998)

10.19	Business Loan Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001)

10.20	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.21	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002

(d)  Schedules

Page
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	54

All supplemental schedules other than as set forth above are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K•Swiss Inc.

By:	/s/ GEORGE POWLICK
George Powlick, Vice President of Finance and Chief Financial Officer

February 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	STEVEN NICHOLS	Chairman of the Board, President and Chief Executive Officer	February 12, 2003
Steven Nichols

/s/	GEORGE POWLICK	Vice President Finance, Chief Financial Officer, Principal Accounting Officer, Secretary and Director	February 12, 2003
George Powlick

/s/	LAWRENCE FELDMAN	Director	February 12, 2003
Lawrence Feldman

/s/	STEPHEN FINE	Director	February 12, 2003
Stephen Fine

/s/	DAVID LEWIN	Director	February 12, 2003
David Lewin

/s/	MARTYN WILFORD	Director	February 12, 2003
Martyn Wilford

CERTIFICATIONS

I, Steven Nichols, certify that:

1. I	have reviewed this annual report on Form 10-K of K•Swiss Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	By:	/s/ STEVEN NICHOLS
Steven Nichols President and Chief Executive Officer

CERTIFICATIONS

I, George Powlick, certify that:

1.	I have reviewed this annual report on Form 10-K of K•Swiss Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	By:	/s/ GEORGE POWLICK
George Powlick Vice President of Finance and Chief Financial Officer

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B		Column C		Column D	Column E
Description	Balance at Beginning of Period		Additions		Write-offs and Deductions, Net	Balance at End of Period
			Charged to Costs and Expenses	Charged to Other Accounts
Allowance for bad debts	(2002)	$993	$760	$—	$(274)	$1,479
	(2001)	852	537	—	(396)	993
	(2000)	1,740	544	—	(1,432)	852

Allowance for inventories	(2002)	$1,512	$1,754	$—	$(1,146)	$2,120
	(2001)	1,417	1,622	—	(1,527)	1,512
	(2000)	966	1,203	—	(752)	1,417

EXHIBIT INDEX

Number

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 28, 2002

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002