Form 10-Q
period 2003-03-31
K SWISS INC
filed 2003-04-24
CIK 862480

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at April 22, 2003:

Class A	12,673,859
Class B	4,920,467

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

K-SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,785	$67,593
Accounts receivable, less allowance for doubtful accounts of $1,779 and $1,479 as of March 31, 2003 and December 31, 2002, respectively	78,636	37,048
Inventories	45,628	53,227
Prepaid expenses and other	2,022	3,497
Deferred taxes	3,667	2,428

Total current assets	177,738	163,793
PROPERTY, PLANT AND EQUIPMENT, net	8,535	8,444
OTHER ASSETS
Intangible assets	7,295	8,107
Other	4,260	3,539

	11,555	11,646

	$197,828	$183,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$13,269	$13,936
Accrued income taxes	8,460	348
Accrued liabilities	19,375	16,591

Total current liabilities	41,104	30,875
OTHER LIABILITIES	7,107	7,408
DEFERRED TAXES	6,408	5,807
STOCKHOLDERS’ EQUITY
Preferred Stock-authorized 2,000,000 shares of $.01 par value; none issued and outstanding	—	—
Common Stock:
Class A-authorized 36,000,000 shares of $.01 par value; 23,754,616 shares issued, 12,471,052 shares outstanding and 11,283,564 shares held in treasury at March 31, 2003 and 23,641,951 shares issued, 12,833,787 shares outstanding and 10,808,164 shares held in treasury at December 31, 2002	238	236
Class B-authorized 10,000,000 shares of $.01 par value; issued and outstanding 5,142,173 shares at March 31, 2003 and 5,242,173 shares at December 31, 2002	51	52
Additional paid-in capital	48,003	47,902
Treasury stock	(100,199)	(89,135)
Retained earnings	193,786	180,318
Accumulated other comprehensive earnings—
Foreign currency translation	1,330	420

	143,209	139,793

	$197,828	$183,883

The accompanying notes are an integral part of these statements.

K-SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$115,933	$80,671
Cost of goods sold	65,462	44,640

Gross profit	50,471	36,031
Selling, general and administrative expenses	28,035	20,001

Operating profit	22,436	16,030
Interest income, net	116	197

Earnings before income taxes	22,552	16,227
Income tax expense	8,908	6,559

NET EARNINGS	$13,644	$9,668

Earnings per common share (Note 4)
Basic	$0.77	$0.52

Diluted	$0.72	$0.49

Net Earnings	$13,644	$9,668
Other comprehensive earnings (loss), net of tax—
Foreign currency translation adjustments	910	(38)

Comprehensive net earnings	$14,554	$9,630

The accompanying notes are an integral part of these statements.

K-SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net cash (used in) provided by operating activities	$(8,545)	$4,611
Cash flows from investing activities:
Purchase of property, plant and equipment	(508)	(303)

Net cash used in investing activities	(508)	(303)
Cash flows from financing activities:
Net borrowings under bank lines of credit	—	568
Purchase of treasury stock	(11,064)	(1,699)
Payment of dividends	(176)	(139)
Proceeds from stock options exercised	24	225

Net cash used in financing activities	(11,216)	(1,045)
Effect of exchange rate changes on cash	461	(36)

Net (decrease) increase in cash and cash equivalents	(19,808)	3,227
Cash and cash equivalents at beginning of period	67,593	61,579

Cash and cash equivalents at end of period	$47,785	$64,806

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Income tax benefit of options exercised	$39	$398
Cash paid during the period for:
Interest	$1	$18
Income taxes	$409	$131

The accompanying notes are an integral part of these statements.

K-SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“the S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the “Company” or “K-Swiss”) as of March 31, 2003 and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002, have been included for the periods presented. The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002. Certain reclassifications have been made in the three months ended March 31, 2002 presentation to conform to the three months ended March 31, 2003 presentation.

2.	In June 2001, the Company was notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of the Company, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee’s counsel is claiming to be preferential transfers, is approximately $4,315,000, while the trustee is seeking the court’s permission to add a further $600,000 in claimed preferential transfers. The Company believes these payments were received in the ordinary course of business and that it has a meritorious defense against the trustee’s claims. In November 2001, the trustee filed suit against K-Swiss (and other creditors) to recover payments made to K-Swiss during the 90 days prior to the customer’s bankruptcy filing. The Company continues to believe that it has a meritorious “ordinary course of business” defense against these claims and will assert that defense in detail at the appropriate time in the litigation. No provision for this claim has been made in the Company’s financial statements as of March 31, 2003.

3.	In response to K-Swiss’ opposition to Swiss Army Brands, Inc.’s registration and intended use of Swiss Army as a trademark on footwear, Swiss Army Brands has petitioned for cancellation of the Company’s U.S. registrations for the K-Swiss trademark. The Company believes it has meritorious defenses to the petitions, but the outcome cannot be predicted at this time. An unfavorable decision could have a material adverse impact on the Company.

4.	The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Three Months Ended March 31,
	2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	17,781	$0.77	18,485	$0.52
Effect of Dilutive Stock Options	1,130	(0.05)	1,377	(0.03)

Diluted EPS	18,911	$0.72	19,862	$0.49

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	2003	2002
Options to purchase shares of common stock (in thousands)	28	2
Exercise prices	$24.99	$23.69
Expiration dates	March 2013	May 2009

5.	The Company’s predominant business is the design, development and distribution of athletic footwear. Almost one hundred percent of revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and other international operations. Certain reclassifications have been made in the 2003 and 2002 presentations. The following tables summarize segment information (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenues from unrelated entities:
United States	$100,814	$70,169
Europe	8,434	5,646
Other International	6,685	4,856

	$115,933	$80,671

Inter-geographic revenues:
United States	$838	$478
Europe	30	19
Other International	2,133	1,964

	$3,001	$2,461

Total revenues:
United States	$101,652	$70,647
Europe	8,464	5,665
Other International	8,818	6,820
Less inter-geographic revenues	(3,001)	(2,461)

	$115,933	$80,671

Operating profit (loss):
United States	$25,275	$18,560
Europe	438	(754)
Other International	1,420	489
Less corporate expenses and eliminations	(4,697)	(2,265)

	$22,436	$16,030

	March 31,	December 31,
	2003	2002
Identifiable assets:
United States	$123,038	$92,641
Europe	18,591	14,737
Other International	9,393	8,824
Corporate assets and eliminations (1)	46,806	67,681

	$197,828	$183,883

(1)	Corporate assets include cash and cash equivalents, and intangible assets.

During the three months ended March 31, 2003 and 2002, approximately 27% and 18%, respectively of revenues were made to one customer.

6.	Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

During the quarters ended March 31, 2003 and 2002, 16,000 and 2,000 options, respectively, were granted at exercise prices below fair market value. Net compensation expense recognized from all options granted at exercise prices below fair market value was $87,000 and $96,000 for the quarters ended March 31, 2003 and 2002, respectively. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits in the quarters ended March 31, 2003 and 2002 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net earnings and earnings per share would have been:

	Three Months Ended March 31,
	2003	2002
Net earnings (in thousands)
As reported	$13,644	$9,668
Pro forma	13,313	9,430
Basic earnings per share
As reported	$0.77	$0.52
Pro forma	0.75	0.51
Diluted earnings per share
As reported	$0.72	$0.49
Pro forma	0.70	0.47

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	March 31,
	2003	2002
Expected life (years)	8	6
Risk-free interest rate	3.35%	3.82%
Expected volatility	58%	59%
Expected dividend yield	0.2%	0.2%

7.	Goodwill and Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. Goodwill and intangible assets as of March 31, 2003 and December 31, 2002 are as follows (in thousands):

	March 31, 2003	December 31, 2002
Goodwill	$4,772	$4,772
Trademarks	5,382	5,382
Licenses	497	1,243
Other	8	8
Less accumulated amortization	(3,364)	(3,298)

	$7,295	$8,107

The changes in the carrying amount of goodwill and intangible assets is as follows (in thousands):

	Three months ended March 31,
	2003	2002
Beginning balance	$8,107	$8,362
Amortization of assets with finite lives	(66)	(65)
Impairment losses	(746)	—

Ending balance	$7,295	$8,297

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2003 and determined that goodwill and intangible assets were not impaired. However, in March 2003, after a review of sales backlog, the Company has subsequently determined based on estimated revenues, operating profits and cash flows that its investment in the National Geographic license was impaired and recognized an impairment loss of $746,000 in the first quarter of 2003. In addition, the Company recognized a $2.9 million expense in the first quarter of 2003 related to a guaranteed royalty payment commitment to National Geographic.

8.	Recent Accounting Pronoucements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The provisions of this statement will be applied prospectively, as applicable, and are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                   RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (“the S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of our training shoe line; market acceptance of new Limited Edition product; market acceptance of non-performance product in Europe; market acceptance of National Geographic footwear; market acceptance of Royal Elastics footwear; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property, including, without limitation, our ability to successfully defend against trademark cancellation claims made by Swiss Army Brands, Inc.; difficulties in implementing, operating and maintaining our increasingly complex information systems and controls; concentration of production in China; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain or customer purchasing habits due to health concerns relating to severe acute respiratory syndrome or other related illnesses; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

K-Swiss (the “Company,” “we,” “us,” and “our”) operates in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Investors should also be aware that while we communicate, from time to time, with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts or others contain any projections, forecasts or opinions, such reports are not our responsibility.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable and inventory reserves. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

	Three Months Ended March 31,
	2003	2002
Revenues	100.0%	100.0%
Cost of goods sold	56.5	55.3
Gross profit	43.5	44.7
Selling, general and administrative expenses	24.2	24.8
Interest income, net	0.1	0.2
Earnings before income taxes	19.5	20.1
Income tax expense	7.7	8.1
Net earnings	11.8	12.0

K-Swiss brand revenues increased to $113,980,000 for the quarter ended March 31, 2003 from $79,500,000 for the quarter ended March 31, 2002, an increase of $34,480,000 or 43.4%. This increase resulted primarily from an increase in the volume of footwear sold to approximately 4,508,000 pair for the quarter ended March 31, 2003 from approximately 3,053,000 pair for the quarter ended March 31, 2002. This increase was partially offset by a decrease in the average wholesale price per pair to $24.71 for the quarter ended March 31, 2003 from $25.20 for the quarter ended March 31, 2002. The increase in the volume of footwear sold was primarily the result of increased sales of the Classic, tennis/court and children’s categories of shoes of 57.6%, 48.5% and 26.0%, respectively. The average wholesale price per pair decreased primarily due to a lower average wholesale price in the Classic category.

The breakdown of revenues (dollar amounts in thousands) is as follows. “Other” as shown below includes Royal Elastics and National Geographic brand revenues.

	Three Months Ended March 31,
	2003	2002	% Change
Domestic
K-Swiss brand	$100,368	$69,658	44.1%
Other domestic	446	512	(12.9)

Total domestic	$100,814	$70,170	43.7%

International
K-Swiss brand	$13,612	$9,842	38.3%
Other international	1,507	659	128.7

Total international	$15,119	$10,501	44.0%

Total Revenues	$115,933	$80,671	43.7%

Overall gross profit margins, as a percentage of revenues, decreased to 43.5% for the quarter ended March 31, 2003, from 44.7% for the quarter ended March 31, 2002. Gross profit margins decreased primarily due to the recognition of a $2.9 million expense related to a guaranteed royalty payment commitment to National Geographic, partially offset by achievement of target costing objectives.

Overall selling, general and administrative expenses increased to $28,035,000 (24.2% of revenues) for the quarter ended March 31, 2003 from $20,001,000 (24.8% of revenues) for the quarter ended March 31, 2002, an increase of $8,034,000 or 40.2%. The increase in these expenses was primarily the result of increases in payroll as a result of an increase in payroll and related expenses, including an increase in bonus accrual for an employee incentive program, advertising expenses, commissions due to increased revenues, increase in legal expenses and impairment of the National Geographic license.

Overall net interest income was $116,000 (0.1% of revenues) for the quarter ended March 31, 2003 compared to $197,000 (0.2% of revenues) for the quarter ended March 31, 2002, a decrease of $81,000 or 41.1%. This decrease in net interest income was the result of significantly lower average interest rates as well as lower average balances.

Our effective tax rate decreased to 39.5% of earnings before income tax from 40.4% for the quarters ended March 31, 2003 and 2002, respectively.

Net earnings increased 41.1% to $13,644,000 for the quarter ended March 31, 2003 from $9,668,000 for the quarter ended March 31, 2002.

At March 31, 2003 and 2002, total futures orders with start ship dates from April through September 2003 and 2002 were approximately $171,779,000 and $105,495,000, respectively, an increase of 62.8%. The 62.8% increase in total futures orders is comprised of a 75.1% increase in the second quarter 2003 futures orders and a 48.7% increase in the third quarter 2003 futures orders. At March 31, 2003 and 2002, domestic future orders with start ship dates from April through September 2003 and 2002 were approximately $152,446,000 and $90,756,000, respectively, an increase of 68.0%. At March 31, 2003 and 2002, international futures orders with start ship dates from April through September 2003 and 2002 were approximately $19,333,000 and $14,739,000, respectively, an increase of 31.2%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of net customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies.

Liquidity and Capital Resources

We experienced a net cash outflow of approximately $8,545,000 from our operating activities for the quarter ended March 31, 2003 and a net cash inflow of approximately $4,611,000 for the quarter ended March 31, 2002. Cash used in operations for the quarter ended March 31, 2003 as compared to cash provided by operations for the quarter ended March 31, 2002 varied due to changes in accounts receivable, inventories, accounts payable and accrued liabilities, offset by an increase in net earnings.

We had a net outflow of cash from our investing activities for the quarter ended March 31, 2003 and 2002 primarily due to the purchase of property, plant and equipment.

We had a net outflow of cash from our financing activities for the quarter ended March 31, 2003 primarily due to the purchase of treasury stock.

In October 2002, we announced the completion of our September 2001 $25 million stock repurchase program and a new authorization by the Board of Directors for us to repurchase through December 2007 up to an additional $25 million of our Class A Common Stock from time to time on the open market, as market conditions warrant. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through April 23, 2003 (the day prior to the filing of this Form 10-Q) of 11.3 million shares of Class A Common Stock at an aggregate cost totaling approximately $100,700,000.

No other material capital commitments exist at March 31, 2003. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2003.

Our working capital increased $3,716,000 to $136,634,000 at March 31, 2003 from $132,918,000 at December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic S.E.C. filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 1:    Legal Proceedings.

In June 2001, we were notified by counsel representing the trustee appointed to oversee the liquidation of assets of a previous customer of ours, which filed for bankruptcy protection in 1999, that they are seeking reimbursement of all payments made to us during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee’s counsel is claiming to be preferential transfers, is approximately $4,315,000, while the trustee is seeking the court’s permission to add a further $600,000 in claimed preferential transfers. We believe these payments were received in the ordinary course of business and that we have meritorious defenses against the trustee’s claims. In November 2001, the trustee filed suit against us (and other creditors) in the U.S. Bankruptcy Court for the District of Delaware, to recover payments made to us during the 90 days prior to the customer’s bankruptcy filing. We continue to believe that we have a meritorious “ordinary course of business” defense against these claims and will assert that defense in detail at the appropriate time in the litigation. No provision for this claim has been made in our financial statements as of March 31, 2003.

In response to our opposition to Swiss Army Brands, Inc.’s registration and intended use of Swiss Army as a trademark on footwear, Swiss Army Brands has petitioned for cancellation of our U.S. registrations for the K-Swiss trademark. These proceedings are before the Trademark Trial and Appeal Board of the Patent and Trademark Office and were commenced in May 1995. We believe we have meritorious defenses to the petitions, but the outcome cannot be predicted at this time. An unfavorable decision could have a material adverse impact on us.

ITEM 2:    Changes in Securities.

None.

ITEM 3:    Defaults Upon Senior Securities.

None.

ITEM 4:    Submission of Matters to a Vote of Security Holders.

None.

ITEM 5:    Other Information.

None.

ITEM 6:    Exhibits and Reports on Form 8-K:

(a) Exhibits

3.1	Restated Certificate of Incorporation of K-Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002)

3.2	Amended and Restated Bylaws of K-Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1991)

4.1	Certificate of Designations of Class A Common Stock of K-Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K-Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K-Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K-Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

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

10.1	K-Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2

Form of Amendment No. 1 to K-Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002)

10.3	K-Swiss Inc. 1999 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002)

10.4

Form of Amendment No. 1 to K-Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form10-K for the fiscal year ended December 31, 2002)

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

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: April 23, 2003	By:	/s/ GEORGE POWLICK
George Powlick Vice President Finance and Chief Financial Officer

CERTIFICATIONS

I, Steven Nichols, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of K-Swiss Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003

By:	/s/ STEVEN NICHOLS
Steven Nichols President and Chief Executive Officer

CERTIFICATIONS

I, George Powlick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of K-Swiss Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003

By:	/s/ GEORGE POWLICK
George Powlick Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Page
99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.	20