Form 10-Q
period 2003-06-30
K SWISS INC
filed 2003-07-29
CIK 862480

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2003

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

Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at July 28, 2003:

Class A Class B	12,814,228 4,830,467

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

K-SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$51,726	$67,593
Accounts receivable, less allowance for doubtful accounts of $1,928 and $1,479 as of June 30, 2003 and December 31, 2002, respectively	76,258	37,048
Inventories	59,721	53,227
Prepaid expenses and other	2,198	3,497
Deferred taxes	4,197	2,428

Total current assets	194,100	163,793
PROPERTY, PLANT AND EQUIPMENT, net	8,438	8,444
OTHER ASSETS
Intangible assets (Note 7)	7,297	8,107
Other	4,363	3,539

	11,660	11,646

	$214,198	$183,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$19,242	$13,936
Accrued income taxes	3,186	348
Accrued liabilities	20,059	16,591

Total current liabilities	42,487	30,875
OTHER LIABILITIES	9,184	7,408
DEFERRED TAXES	5,650	5,807
STOCKHOLDERS’ EQUITY
Preferred Stock-authorized 2,000,000 shares of $.01 par value; none issued and outstanding	—	—
Common Stock:
Class A-authorized 36,000,000 shares of $.01 par value; 24,175,692 shares issued, 12,852,128 shares outstanding and 11,323,564 shares held in treasury at June 30, 2003 and 23,641,951 shares issued, 12,833,787 shares outstanding and 10,808,164 shares held in treasury at December 31, 2002	242	236
Class B-authorized 10,000,000 shares of $.01 par value; issued and outstanding 4,830,467 shares at June 30, 2003 and 5,242,173 shares at December 31, 2002	48	52
Additional paid-in capital	49,427	47,902
Treasury stock	(101,395)	(89,135)
Retained earnings	206,228	180,318
Accumulated other comprehensive earnings—
Foreign currency translation	2,327	420

	156,877	139,793

	$214,198	$183,883

The accompanying notes are an integral part of these statements.

K-SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Revenues	$227,764	$155,539	$111,831	$74,868
Cost of goods sold	127,456	86,879	61,994	42,239

Gross profit	100,308	68,660	49,837	32,629
Selling, general and administrative expenses	57,138	43,066	29,103	23,065

Operating profit	43,170	25,594	20,734	9,564
Interest income, net	239	451	123	254

Earnings before income taxes	43,409	26,045	20,857	9,818
Income tax expense	17,146	10,309	8,238	3,750

NET EARNINGS	$26,263	$15,736	$12,619	$6,068

Earnings per common share (Note 4)
Basic	$1.48	$0.85	$0.72	$0.33

Diluted	$1.39	$0.79	$0.67	$0.30

Net earnings	$26,263	$15,736	$12,619	$6,068
Other comprehensive earnings, net of tax—
Foreign currency translation adjustments	1,907	972	997	1,010

Comprehensive earnings	$28,170	$16,708	$13,616	$7,078

The accompanying notes are an integral part of these statements.

K-SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Net cash (used in) provided by operating activities	$(3,321)	$13,246
Cash flows from investing activities:
Purchase of property, plant and equipment	(771)	(676)
Proceeds from sale of property	—	7

Net cash used in investing activities	(771)	(669)
Cash flows from financing activities:
Net borrowings under bank lines of credit	—	133
Purchase of treasury stock	(12,260)	(2,139)
Payment of dividends	(353)	(327)
Proceeds from stock options exercised	345	778

Net cash used in financing activities	(12,268)	(1,555)
Effect of exchange rate changes on cash	493	843

Net (decrease) increase in cash and cash equivalents	(15,867)	11,865
Cash and cash equivalents at beginning of period	67,593	61,579

Cash and cash equivalents at end of period	$51,726	$73,444

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19	$31
Income taxes	$10,942	$5,331

The accompanying notes are an integral part of these statements.

K-SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the “Company” or “K-Swiss”) as of June 30, 2003 and the results of its operations and its cash flows for the six and three months ended June 30, 2003 and 2002, have been included for the periods presented. The results of operations and cash flows for the six and three months ended June 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002. Certain reclassifications have been made in the six and three months ended June 30, 2002 presentation to conform to the six and three months ended June 30, 2003 presentation.

2.	In November 2001, the Company was sued by the trustee appointed to oversee the liquidation of assets of a previous customer of the Company. The trustee sought reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee’s counsel characterized as preferential transfers, was approximately $4,315,000, while the trustee later sought the court’s permission to add a further $600,000 in claimed preferential transfers. The Company believes these payments were received in the ordinary course of business and that it had meritorious defenses against the trustee’s claims. In June 2003, the Company reached a compromise settlement with the trustee that will require the Company to pay a small portion of the claimed amounts. This amount has been recognized by the Company in the quarter ended June 2003. The settlement is subject to Bankruptcy Court approval. The trustee has sought such approval, but the Court has not yet acted on the trustee’s request.

3.	In response to K-Swiss’ opposition to Swiss Army Brands, Inc.’s registration and intended use of Swiss Army as a trademark on footwear, Swiss Army Brands has petitioned for cancellation of the Company’s U.S. registrations for the K-Swiss trademark. The Company and Swiss Army Brands, Inc., have now settled all litigation between them in a manner satisfactory to both companies.

4.	The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2003		2002		2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	17,714	$1.48	18,523	$0.85	17,648	$0.72	18,561	$0.33
Effect of Dilutive Stock Options	1,201	(0.09)	1,324	(0.06)	1,257	(0.05)	1,394	(0.03)

Diluted EPS	18,915	$1.39	19,847	$0.79	18,905	$0.67	19,955	$0.30

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	Six Months Ended June 30, 2003	Three Months Ended June 30, 2003
Options to purchase shares of common stock (in thousands)	16	—
Exercise prices	$29.85	—
Expiration dates	May 2013	—

	Six and Three Months Ended June 30, 2002
Options to purchase shares of common stock (in thousands)	35
Exercise prices	$22.75–$23.69
Expiration dates	May 2009–May 2012

5.	The Company’s predominant business is the design, development and distribution of athletic footwear. Almost one hundred percent of revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and other international operations. Certain reclassifications have been made in the 2003 and 2002 presentations. The following tables summarize segment information (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Revenues from unrelated entities:
United States	$198,918	$134,805	$98,104	$64,635
Europe	15,173	9,618	6,739	3,972
Other International	13,673	11,116	6,988	6,261

	$227,764	$155,539	$111,831	$74,868

Inter-geographic revenues:
United States	$1,504	$1,128	$666	$650
Europe	96	77	66	58
Other International	4,852	3,298	2,719	1,334

	$6,452	$4,503	$3,451	$2,042

Total revenues:
United States	$200,422	$135,933	$98,770	$65,285
Europe	15,269	9,695	6,805	4,030
Other International	18,525	14,414	9,707	7,595
Less inter-geographic revenues	(6,452)	(4,503)	(3,451)	(2,042)

	$227,764	$155,539	$111,831	$74,868

Operating profit (loss):
United States	$48,721	$32,319	$23,312	$13,758
Europe	171	(2,302)	(267)	(1,548)
Other International	2,524	1,398	1,238	909
Less corporate expenses and eliminations	(8,246)	(5,821)	(3,549)	(3,555)

	$43,170	$25,594	$20,734	$9,564

	June 30, 2003	December 31, 2002
Identifiable assets:
United States	$135,994	$92,641
Europe	20,692	14,737
Other International	11,134	8,824
Corporate assets and eliminations (1)	46,378	67,681

	$214,198	$183,883

(1)	Corporate assets include cash and cash equivalents and intangible assets.

During the six months ended June 30, 2003 and 2002, approximately 27% and 21%, respectively, of revenues were attributable to one customer. During the three months ended June 30, 2003 and 2002, approximately 27% and 24%, respectively, of revenues were attributable to this same customer.

6.	Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

During the six months ended June 30, 2003 and 2002, 16,000 and 3,000 options, respectively, were granted at exercise prices below fair market value. Net compensation expense recognized from all options granted at exercise prices below fair market value was $214,000 and $203,000 for the six months ended June 30, 2003 and 2002, respectively. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

During the three months ended June 30, 2003, no options were granted at exercise prices below fair market value and there were 1,000 options granted at exercise prices below fair market value during the three months ended June 30, 2002. Net compensation expense recognized from all options granted at exercise prices below fair market value was $127,000 and $107,000 for the quarters ended June 30, 2003 and 2002, respectively. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits in the six months and quarters ended June 30, 2003 and 2002 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net earnings and earnings per share would have been:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net earnings (in thousands)
As reported	$26,263	$15,736	$12,619	$6,068
Pro forma	25,602	15,259	12,289	5,829
Basic earnings per share
As reported	$1.48	$0.85	$0.72	$0.33
Pro forma	1.45	0.82	0.70	0.31
Diluted earnings per share
As reported	$1.39	$0.79	$0.67	$0.30
Pro forma	1.35	0.77	0.65	0.29

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	June 30,
	2003	2002
Expected life (years)	7	6
Risk-free interest rate	3.03%	3.82%
Expected volatility	58%	59%
Expected dividend yield	0.1%	0.2%

7.	Goodwill and Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. Goodwill and intangible assets as of June 30, 2003 and December 31, 2002 are as follows (in thousands):

	June 30, 2003	December 31, 2002
Goodwill	$4,772	$4,772
Trademarks	5,382	5,382
Licenses	497	1,243
Other	8	8
Less accumulated amortization	(3,362)	(3,298)

	$7,297	$8,107

The changes in the carrying amount of goodwill and intangible assets is as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Beginning balance	$8,107	$8,362	$7,295	$8,297
Additional assets	—	8	—	8
Accretion (amortization) of assets with finite lives	(64)	(132)	2	(67)
Impairment losses	(746)	—	—	—

Ending balance	$7,297	$8,238	$7,297	$8,238

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2003 and determined that goodwill and intangible assets were not impaired. However, in March 2003, after a review of sales backlog, the Company has subsequently determined based on estimated revenues, operating profits and cash flows that its investment in the National Geographic license was impaired and recognized an impairment loss of $746,000 in the first quarter of 2003. In addition, the Company recognized a $4.1 million expense for the first six months of 2003 related to a guaranteed royalty payment commitment to National Geographic.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 is not expected to have any impact on the Company’s financial position or results of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

 RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of our training shoe line; market acceptance of new Limited Edition product; market acceptance of non-performance product in Europe; market acceptance of National Geographic footwear; market acceptance of Royal Elastics footwear; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; difficulties in implementing, operating and maintaining our increasingly complex information systems and controls; concentration of production in China; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain or customer purchasing habits due to health concerns relating to severe acute respiratory syndrome or other related illnesses; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.0	55.9	55.4	56.4
Gross profit	44.0	44.1	44.6	43.6
Selling, general and administrative expenses	25.1	27.7	26.0	30.8
Interest income, net	0.1	0.3	0.1	0.3
Earnings before income taxes	19.0	16.7	18.7	13.1
Income tax expense	7.5	6.6	7.4	5.0
Net earnings	11.5	10.1	11.3	8.1

K-Swiss brand revenues increased to $110,307,000 for the quarter ended June 30, 2003 from $74,030,000 for the quarter ended June 30, 2002, an increase of $36,277,000 or 49.0%. K-Swiss brand revenues increased to $224,287,000 for the six months ended June 30, 2003 from $153,529,000 for the six months ended June 30, 2002, an increase of $70,758,000 or 46.1%. The increase for the quarter ended June 30, 2003 was the result of an increase in the volume of footwear sold along with higher average wholesale prices per pair. The increase for the six months ended June 30, 2003 was the result of an increase in volume of footwear sold partially offset by lower average wholesale prices per pair. The volume of footwear sold increased to 4,348,000 and 8,857,000 pair for the quarter and six months ended June 30, 2003, respectively, from 2,903,000 and 5,955,000 pair for the quarter and six months ended June 30, 2002, respectively. The increase in the volume of footwear sold for the quarter ended June 30, 2003 was primarily the result of increased sales of the Classic, training and children’s shoes of 60.8%, 78.4% and 27.5%, respectively. This increase for the quarter ended June 30, 2003 was also the result of an increase in the average wholesale price per pair to $24.93 for the quarter ended June 30, 2003 from $24.79 for the quarter ended June 30, 2002, an increase of 0.6%. This increase for the six months ended June 30, 2003 was partially offset by a decrease in the average wholesale price per pair to $24.81 for the six months ended June 30, 2003 from $25.00 for the six months ended June 30, 2002, a decrease of 0.8%.

The breakdown of revenues (dollar amounts in thousands) is as follows. “Other” as shown below includes Royal Elastics and National Geographic brand revenues.

	Six Months Ended June 30,			Three Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
Domestic
K-Swiss brand	$197,868	$133,989	47.7%	$97,500	$64,332	51.6%
Other domestic	1,050	816	28.7	604	303	99.3

Total domestic	$198,918	$134,805	47.6%	$98,104	$64,635	51.8%

International
K-Swiss brand	$26,419	$19,540	35.2%	$12,807	$9,698	32.1%
Other international	2,427	1,194	103.3	920	535	72.0

Total international	$28,846	$20,734	39.1%	$13,727	$10,233	34.1%

Total Revenues	$227,764	$155,539	46.4%	$111,831	$74,868	49.4%

Overall gross profit margins, as a percentage of revenues, increased to 44.6% for the quarter ended June 30, 2003, from 43.6% for the quarter ended June 30, 2002. Gross profit margins, as a percentage of revenues, decreased to 44.0% for the six months ended June 30, 2003, from 44.1% for the six months ended June 30, 2002. Gross profit margin for the quarter ended and the six months ended June 30, 2003 was impacted by the recognition of $1.3 million and $4.1 million, respectively, of expenses related to a guaranteed royalty payment commitment to National Geographic. The change in gross profit margin for the quarter and six months ended June 30, 2003 was primarily due to product mix changes.

Overall selling, general and administrative expenses increased to $29,103,000 (26.0% of revenues) for the quarter ended June 30, 2003, from $23,065,000 (30.8% of revenues) for the quarter ended June 30, 2002, an increase of $6,038,000 or 26.2%. Selling, general and administrative expenses increased to $57,138,000 (25.1% of revenues) for the six months ended June 30, 2003, from $43,066,000 (27.7% of revenues) for the six months ended June 30, 2002, an increase of $14,072,000 or 32.7%. The increase in these expenses for the quarter and six months ended June 30, 2003 was primarily the result of increases in payroll as a result of an increase in compensation and related expenses, including an increase in bonus accrual for an employee incentive program, advertising expenses, commission due to increased revenues and an increase in legal expense. In addition the six months ended June 30, 2003 was affected by the impairment of the National Geographic license in the first quarter of 2003.

Overall net interest income was $123,000 (0.1% of revenues) and $239,000 (0.1% of revenues) for the quarter and six months ended June 30, 2003, respectively, compared to $254,000 (0.3% of revenues) and $451,000 (0.3% of revenues) for the quarter and six months ended June 30, 2002, respectively, representing a decrease of $131,000 for the quarter ended June 30, 2003 compared to the same prior year period and a decrease of $212,000 for the six months ended June 30, 2003 compared to the same prior year period. This decrease in net interest income was the result of significantly lower average interest rates as well as lower average balances.

Our effective tax rate was 39.5% for both the quarter and six months ended June 30, 2003, compared to 38.2% and 39.6% for the quarter and six months ended June 30, 2002, respectively.

Net earnings increased 108.0% to $12,619,000 for the quarter ended June 30, 2003 from $6,068,000 for the quarter ended June 30, 2002. Net earnings increased 66.9% to $26,263,000 for the six months ended June 30, 2003 from $15,736,000 for the six months ended June 30, 2002.

At June 30, 2003 and 2002 total futures orders with start ship dates from July through December 2003 and 2002 were approximately $159,073,000 and $87,087,000, respectively, an increase of 82.7%. The 82.7% increase in total futures orders is comprised of a 60.0% increase in the third quarter 2003 future orders and a 129.4% increase in the fourth quarter future orders. At June 30, 2003 and 2002, domestic futures orders with start ship dates from July through December 2003 and 2002 were approximately $140,868,000 and $74,634,000, respectively, an increase of 88.8%. At June 30, 2003 and 2002, international futures orders with start ship dates from July through December 2003 and 2002 were approximately $18,205,000 and $12,453,000, respectively, an increase of 46.2%. “Backlog”, as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of net customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies.

Liquidity and Capital Resources

We experienced net cash outflows of approximately $3,321,000 from our operating activities during the six months ended June 30, 2003 compared to net cash inflows of approximately $13,246,000 from our operating activities during the six months ended June 30, 2002. The change from the prior year is due primarily to changes in net earnings, accounts receivable, inventories, accounts payable and accrued liabilities.

We had a net outflow of cash from our investing activities for the six months ended June 30, 2003 and 2002 due to the purchase of property, plant and equipment.

We had a net outflow of cash from our financing activities for the six months ended June 30, 2003 and 2002 primarily due to the purchase of treasury stock.

In October 2002, we announced the completion of our September 2001 $25 million stock repurchase program and a new authorization by the Board of Directors for us to repurchase through December 2007 up to an additional $25 million of our Class A Common Stock from time to time on the open market, as market conditions warrant. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through July 28, 2003 (the day prior to the filing of this Form 10-Q) of 11.4 million shares of Class A Common Stock at an aggregate cost totaling approximately $102,756,000.

No other material capital commitments exist at June 30, 2003. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2003.

Our working capital increased $18,695,000 to $151,613,000 at June 30, 2003 from $132,918,000 at December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.    DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2003 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic S.E.C. filings.

PART II—OTHER INFORMATION

ITEM 1:    Legal Proceedings.

In November 2001, we were sued in the U.S. Bankruptcy Court for the District of Delaware by the trustee appointed to oversee the liquidation of assets of a previous customer of ours. The trustee sought reimbursement of all payments made to us during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee’s counsel characterized as preferential transfers, was approximately $4,315,000, while the trustee later sought the court’s permission to add a further $600,000 in claimed preferential transfers. We believe these payments were received in the ordinary course of business and that we had meritorious defenses against the trustee’s claims. In June 2003, we reached a compromise settlement with the trustee that will require us to pay a small portion of the claimed amounts. This amount has been recognized in the quarter ended June 2003. The settlement is subject to Bankruptcy Court approval. The trustee has sought such approval, but the Court has not yet acted on the trustee’s request.

In response to our opposition to Swiss Army Brands, Inc.’s registration and intended use of Swiss Army as a trademark on footwear, Swiss Army Brands has petitioned for cancellation of our U.S. registrations for the K-Swiss trademark. These proceedings were held before the Trademark Trial and Appeal Board of the Patent and Trademark Office. We have now settled all litigation between us and Swiss Army Brands, Inc., in a manner satisfactory to both companies.

ITEM 2:    Changes in Securities.

None.

ITEM 3:    Defaults Upon Senior Securities.

None.

ITEM 4:    Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders was held May 22, 2003.

(b) The following directors were elected to serve until the 2004 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

Class A Directors	Class B Directors
David Lewin	Steven Nichols
Martyn Wilford	George Powlick
Lawrence Feldman
Stephen Fine

(c) Of the 11,026,336 shares of Class A Common Stock represented at the meeting, the Class A Directors named in (b) above were elected by the following votes:

	No. Of Votes Received
Name	For	Withheld Authority
David Lewin	8,617,293	2,409,043
Martyn Wilford	10,881,438	144,898

Of the 5,050,759 shares of Class B Common Stock represented at the meeting, the Class B Directors named in (b) above were elected by the following votes:

	No. Of Votes Received
Name	For	Withheld Authority
Steven Nichols	50,507,590	—
George Powlick	50,507,590	—
Lawrence Feldman	50,507,590	—
Stephen Fine	50,507,590	—

ITEM 5:    Other Information.

None.

ITEM 6:    Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Restated Certificate of Incorporation of K-Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002)

3.2	Amended and Restated Bylaws of K-Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1991)

4.1	Certificate of Designations of Class A Common Stock of K-Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K-Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K-Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K-Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.5	$400,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 originally issued to The Rug Warehouse, Inc. Pension Plan and Trust (incorporated by reference to exhibit 4.7 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.6	$100,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 issued to George E. Powlick (incorporated by reference to exhibit 4.8 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K-Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K-Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002)

10.3	K-Swiss Inc. 1999 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002)

10.4	Form of Amendment No. 1 to K-Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002)

10.5	K-Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form 5-1 Registration Statement No. 33-34369)

10.6	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Form of Indemnity Agreement entered into by and between K-Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.11	Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000 (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000)

10.12	Lease Agreement dated March 11, 1997 by and between K-Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.13	Credit Agreement dated March 25, 1994 by and among the Registrant and Bank of America National Trust and Savings Association, with schedules (incorporated by reference to exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.14	Amendment to Credit Agreement dated March 25, 1994 by and among the Registrant and Bank of America National Trust and Savings Association (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995)

10.15	Second Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1996)

10.16	Third Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1997)

10.17	Fourth Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1998)

10.18	Fifth Amendment to Credit Agreement (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 1998)

10.19	Business Loan Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001)

10.20	K-Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.21	K-Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.22	Amendment No. 2 to Business Loan Agreement, dated May 27, 2003, between the Company and Bank of America.

10.23	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 24, 2003, the Company filed a Current Report on Form 8-K with respect to a press release issued by the Company discussing its results of operations and financial condition for the first quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: July 28, 2003	By:	/S/ GEORGE POWLICK
George Powlick Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.22	Amendment No. 2 to Business Loan Agreement, dated May 27, 2003, between the Company and Bank of America

10.23	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002