Form 10-Q
period 2003-09-30
K SWISS INC
filed 2003-10-23
CIK 862480

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at October 22, 2003:

Class A	13,267,395
Class B	4,341,367

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

K-SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$68,739	$67,593
Accounts receivable, less allowance for doubtful accounts of $2,403 and $1,479 as of September 30, 2003 and December 31, 2002, respectively	70,849	37,048
Inventories	58,811	53,227
Prepaid expenses and other	1,932	3,497
Deferred taxes	4,737	2,428

Total current assets	205,068	163,793
PROPERTY, PLANT AND EQUIPMENT, net	8,293	8,444
OTHER ASSETS
Intangible assets (Note 6)	7,299	8,107
Other	4,764	3,539

	12,063	11,646

	$225,424	$183,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$18,678	$13,936
Accrued income taxes	1,028	348
Accrued liabilities	22,582	16,591

Total current liabilities	42,288	30,875
OTHER LIABILITIES	11,455	7,408
DEFERRED TAXES	4,372	5,807
STOCKHOLDERS’ EQUITY
Preferred Stock-authorized 2,000,000 shares of $.01 par value; none issued and outstanding	—	—
Common Stock:
Class A-authorized 36,000,000 shares of $.01 par value; 24,566,193 shares issued, 13,067,629 shares outstanding and 11,498,564 shares held in treasury at September 30, 2003 and 23,641,951 shares issued, 12,833,787 shares outstanding and 10,808,164 shares held in treasury at December 31, 2002	246	236
Class B-authorized 10,000,000 shares of $.01 par value; issued and outstanding 4,560,467 shares at September 30, 2003 and 5,242,173 shares at December 31, 2002	46	52
Additional paid-in capital	51,442	47,902
Treasury stock	(107,809)	(89,135)
Retained earnings	220,981	180,318
Accumulated other comprehensive earnings - Foreign currency translation	2,403	420

	167,309	139,793

	$225,424	$183,883

The accompanying notes are an integral part of these statements.

K-SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Revenues	$349,332	$237,143	$121,568	$81,604
Cost of goods sold	196,198	131,013	68,742	44,134

Gross profit	153,134	106,130	52,826	37,470
Selling, general and administrative expenses	85,064	67,159	27,926	24,093

Operating profit	68,070	38,971	24,900	13,377
Interest income, net	276	610	37	159

Earnings before income taxes	68,346	39,581	24,937	13,536
Income tax expense	26,977	15,672	9,831	5,363

NET EARNINGS	$41,369	$23,909	$15,106	$8,173

Earnings per common share (Note 4)
Basic	$2.34	$1.30	$0.85	$0.45

Diluted	$2.18	$1.21	$0.80	$0.42

Net earnings	$41,369	$23,909	$15,106	$8,173
Other comprehensive earnings (loss), net of tax - Foreign currency translation adjustments	1,983	745	76	(227)

Comprehensive earnings	$43,352	$24,654	$15,182	$7,946

The accompanying notes are an integral part of these statements.

K-SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Net cash provided by operating activities	$20,067	$19,627
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,033)	(925)
Proceeds from sale of property	—	7

Net cash used in investing activities	(1,033)	(918)
Cash flows from financing activities:
Purchase of treasury stock	(18,674)	(15,728)
Payment of dividends	(706)	(506)
Proceeds from stock options exercised	878	812

Net cash used in financing activities	(18,502)	(15,422)
Effect of exchange rate changes on cash	614	565

Net increase in cash and cash equivalents	1,146	3,852
Cash and cash equivalents at beginning of period	67,593	61,579

Cash and cash equivalents at end of period	$68,739	$65,431

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$22	$772
Income taxes	$26,860	$15,691

The accompanying notes are an integral part of these statements.

K-SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the “Company” or “K-Swiss”) as of September 30, 2003 and the results of its operations and its cash flows for the nine and three months ended September 30, 2003 and 2002, have been included for the periods presented. The results of operations and cash flows for the nine and three months ended September 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002. Certain reclassifications have been made in the nine and three months ended September 30, 2002 presentation to conform to the nine and three months ended September 30, 2003 presentation.

2.	In November 2001, the Company was sued by the trustee appointed to oversee the liquidation of assets of a previous customer of the Company. The trustee sought reimbursement of all payments made to the Company during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee’s counsel characterized as preferential transfers, was approximately $4,315,000, while the trustee later sought the court’s permission to add a further $600,000 in claimed preferential transfers. The Company believes these payments were received in the ordinary course of business and that it had meritorious defenses against the trustee’s claims. In June 2003, the Company reached a compromise settlement with the trustee that required the Company to pay a small portion of the claimed amounts. This amount was recognized by the Company in the quarter ended June 2003. The settlement was approved by the Bankruptcy Court on September 3, 2003.

3.	Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

During the nine months ended September 30, 2003 and 2002, 17,000 and 3,000 options, respectively, were granted at exercise prices below fair market value. Net compensation expense recognized from all options granted at exercise prices below fair market value was $316,000 and $297,000 for the nine months ended September 30, 2003 and 2002, respectively. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

During the quarter ended September 30, 2003, 1,000 options were granted at exercise prices below fair market value. There were no options granted at exercise prices below fair market value during the quarter ended September 30, 2002. Net compensation expense recognized from all options granted at exercise prices below fair market value was $102,000 and $93,000 for the quarter ended September 30, 2003 and 2002, respectively. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits in the nine months and quarters ended September 30, 2003 and 2002 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, the Company’s net earnings and earnings per share would have been:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net earnings (in thousands)
As reported	$41,369	$23,909	$15,106	$8,173
Pro forma	40,336	23,145	14,736	7,887

Basic earnings per share
As reported	$2.34	$1.30	$0.85	$0.45
Pro forma	2.28	1.26	0.83	0.43

Diluted earnings per share
As reported	$2.18	$1.21	$0.80	$0.42
Pro forma	2.13	1.17	0.78	0.40

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	September 30,
	2003	2002
Expected life (years)	7	6
Risk-free interest rate	3.41%	3.82%
Expected volatility	57%	59%
Expected dividend yield	0.2%	0.2%

4.	The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2003		2002		2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	17,707	$2.34	18,421	$1.30	17,692	$0.85	18,220	$0.45
Effect of Dilutive Stock Options	1,239	(0.16)	1,297	(0.09)	1,283	(0.05)	1,300	(0.03)

Diluted EPS	18,946	$2.18	19,718	$1.21	18,975	$0.80	19,520	$0.42

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2003
Options to purchase shares of common stock (in thousands)	100	—
Exercise prices	$35.23 - $37.00	—
Expiration dates	July 2013 – August 2013	—

Nine and Three Months Ended September 30, 2002
Options to purchase shares of common stock (in thousands)	35
Exercise prices	$22.75 - $23.69
Expiration dates	May 2009 – May 2012

5.	The Company’s predominant business is the design, development and distribution of athletic footwear. Almost one hundred percent of revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and other international operations. Certain reclassifications have been made in the 2003 and 2002 presentations. The following tables summarize segment information (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Revenues from unrelated entities:
United States	$304,377	$203,935	$105,459	$69,130
Europe	22,807	14,491	7,634	4,873
Other International	22,148	18,717	8,475	7,601

	$349,332	$237,143	$121,568	$81,604

Inter-geographic revenues:
United States	$2,275	$1,848	$771	$720
Europe	128	142	32	65
Other International	7,109	5,256	2,257	1,958

	$9,512	$7,246	$3,060	$2,743

Total revenues:
United States	$306,652	$205,783	$106,230	$69,850
Europe	22,935	14,633	7,666	4,938
Other International	29,257	23,973	10,732	9,559
Less inter-geographic revenues	(9,512)	(7,246)	(3,060)	(2,743)

	$349,332	$237,143	$121,568	$81,604

Operating profit (loss):
United States	$75,303	$49,024	$26,746	$16,705
Europe	(747)	(4,284)	(918)	(1,982)
Other International	4,306	2,611	1,616	1,213
Less corporate expenses and eliminations	(10,792)	(8,380)	(2,544)	(2,559)

	$68,070	$38,971	$24,900	$13,377

	September 30, 2003	December 31, 2002
Identifiable assets:
United States	$131,600	$92,641
Europe	22,593	14,737
Other International	12,241	8,824
Corporate assets and eliminations (1)	58,990	67,681

	$225,424	$183,883

(1)	Corporate assets include cash and cash equivalents and intangible assets.

During the nine months ended September 30, 2003 and 2002, approximately 28% and 24%, respectively, of revenues were attributable to one customer. During the quarter ended September 30, 2003 and 2002, approximately 30% and 29%, respectively, of revenues were attributable to this same customer.

6.	Goodwill and Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. Goodwill and intangible assets as of September 30, 2003 and December 31, 2002 are as follows (in thousands):

	September 30, 2003	December 31, 2002
Goodwill	$4,772	$4,772
Trademarks	5,382	5,382
Licenses	497	1,243
Other	8	8
Less accumulated amortization	(3,360)	(3,298)

	$7,299	$8,107

The changes in the carrying amount of goodwill and intangible assets is as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Beginning balance	$8,107	$8,362	$7,297	$8,238
Additional assets	—	8	—	—
Accretion (amortization) of assets with finite lives	(62)	(197)	2	(65)
Impairment losses	(746)	—	—	—

Ending balance	$7,299	$8,173	$7,299	$8,173

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2003 and determined that goodwill and intangible assets were not impaired. However, in March 2003, after a review of sales backlog, the Company determined based on estimated revenues, operating profits and cash flows that its investment in the National Geographic license was impaired and recognized an impairment loss of $746,000 in the first quarter of 2003. In addition, the Company recognized a $4.3 million expense for the first nine months of 2003 related to a guaranteed royalty payment commitment to National Geographic.

7.	Recent Accounting Pronoucements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company’s financial position or results of operations.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.2	55.3	56.5	54.1
Gross profit	43.8	44.7	43.5	45.9
Selling, general and administrative expenses	24.4	28.3	23.0	29.5
Interest income, net	0.1	0.3	—	0.2
Earnings before income taxes	19.5	16.7	20.5	16.6
Income tax expense	7.7	6.6	8.1	6.6
Net earnings	11.8	10.1	12.4	10.0

K-Swiss brand revenues increased to $119,673,000 for the quarter ended September 30, 2003 from $79,527,000 for the quarter ended September 30, 2002, an increase of $40,146,000 or 50.5%. K-Swiss brand revenues increased to $343,960,000 for the nine months ended September 30, 2003 from $233,057,000 for the nine months ended September 30, 2002, an increase of $110,903,000 or 47.6%. The increase for the quarter and nine months ended September 30, 2003 was the result of increases in the volume of footwear sold partially offset by lower average wholesale prices per pair. The volume of footwear sold increased to 4,820,000 and 13,677,000 pair for the quarter and nine months ended September 30, 2003, respectively, from 3,098,000 and 9,053,000 pair for the quarter and nine months ended September 30, 2002, respectively. The increase in the volume of footwear sold for the quarter ended September 30, 2003 was primarily the result of increased sales of the Classic, tennis, training and children’s shoes of 40.9%, 120.6%, 307.6% and 59.1%, respectively. This increase for the quarter ended September 30, 2003 was partially offset by a decrease in the average wholesale price per pair to $24.51 for the quarter ended September 30, 2003 from $24.96 for the quarter ended September 30, 2002, a decrease of 1.8%. This increase for the nine months ended September 30, 2003 was partially offset by a decrease in the average wholesale price per pair to $24.71 for the nine months ended September 30, 2003 from $24.99 for the nine months ended September 30, 2002, a decrease of 1.1%.

The breakdown of revenues (dollar amounts in thousands) is as follows. “Other” as shown below includes Royal Elastics and National Geographic brand revenues.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
Domestic
K-Swiss brand	$302,657	$202,296	49.6%	$104,789	$68,306	53.4%
Other domestic	1,720	1,639	4.9	670	824	(18.7)

Total domestic	$304,377	$203,935	49.3%	$105,459	$69,130	52.6%

International
K-Swiss brand	$41,303	$30,761	34.3%	$14,884	$11,221	32.6%
Other international	3,652	2,447	49.2	1,225	1,253	(2.2)

Total international	$44,955	$33,208	35.4%	$16,109	$12,474	29.1%

Total Revenues	$349,332	$237,143	47.3%	$121,568	$81,604	49.0%

Overall gross profit margins, as a percentage of revenues, decreased to 43.5% for the quarter ended September 30, 2003, from 45.9% for the quarter ended September 30, 2002 and decreased to 43.8% for the nine months ended September 30, 2003, from 44.7% for the nine months ended September 30, 2002. Gross profit margin for the nine months ended September 30, 2003 was impacted by the recognition of $4.3 million of expenses related to a guaranteed royalty payment commitment to National Geographic. The change in gross profit margin for the quarter and nine months ended September 30, 2003 was primarily due to product mix changes and lower at-once business.

Overall selling, general and administrative expenses increased to $27,926,000 (23.0% of revenues) for the quarter ended September 30, 2003, from $24,093,000 (29.5% of revenues) for the quarter ended September 30, 2002, an increase of $3,833,000 or 15.9%. Selling, general and administrative expenses increased to $85,064,000 (24.4% of revenues) for the nine months ended September 30, 2003, from $67,159,000 (28.3% of revenues) for the nine months ended September 30, 2002, an increase of $17,905,000 or 26.7%. The increase in these expenses for the quarter and nine months ended September 30, 2003 was primarily the result of increases in payroll as a result of an increase in compensation and related expenses, including an increase in bonus accrual for an employee incentive program, advertising expenses and commission due to increased revenues. In addition the nine months ended September 30, 2003 was affected by an increase in legal expenses and the impairment of the National Geographic license in the first quarter of 2003.

Overall net interest income was $37,000 (0.0% of revenues) and $276,000 (0.1% of revenues) for the quarter and nine months ended September 30, 2003, respectively, compared to $159,000 (0.2% of revenues) and $610,000 (0.3% of revenues) for the quarter and nine months ended September 30, 2002, respectively, representing a decrease of $122,000 for the quarter ended September 30, 2003 compared to the same prior year period and a decrease of $334,000 for the nine months ended September 30, 2003 compared to the same prior year period. This decrease in net interest income was the result of significantly lower average interest rates as well as lower average balances.

Our effective tax rate was 39.4% and 39.5% for the quarter and nine months ended September 30, 2003, respectively, compared to 39.6% for both the quarter and nine months ended September 30, 2002.

Net earnings increased 84.8% to $15,106,000 for the quarter ended September 30, 2003 from $8,173,000 for the quarter ended September 30, 2002. Net earnings increased 73.0% to $41,369,000 for the nine months ended September 30, 2003 from $23,909,000 for the nine months ended September 30, 2002.

At September 30, 2003 and 2002 total futures orders with start ship dates from October 2003 and 2002 through March 2004 and 2003 were approximately $193,962,000 and $132,043,000, respectively, an increase of 46.9%. The 46.9% increase in total futures orders is comprised of a 56.3% increase in the fourth quarter 2003 future orders and a 41.4% increase in the first quarter 2004 future orders. At September 30, 2003 and 2002, domestic futures orders with start ship dates from October 2003 and 2002 through March 2004 and 2003 were approximately $171,252,000 and $116,981,000, respectively, an increase of 46.4%. At September 30, 2003 and 2002, international futures orders with start ship dates from October 2003 and 2002 through March 2004 and 2003 were approximately $22,710,000 and $15,063,000, respectively, an increase of 50.8%. “Backlog”, as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of net customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies.

Liquidity and Capital Resources

We experienced net cash inflows of approximately $20,067,000 from our operating activities during the nine months ended September 30, 2003 compared to net cash inflows of approximately $19,627,000 from our operating activities during the nine months ended September 30, 2002. The change from the prior year is due primarily to changes in net earnings, accounts receivable, inventories, accounts payable and accrued liabilities.

We had a net outflow of cash from our investing activities for the nine months ended September 30, 2003 and 2002 due to the purchase of property, plant and equipment.

We had a net outflow of cash from our financing activities for the nine months ended September 30, 2003 and 2002 primarily due to the purchase of treasury stock.

In October 2002, we announced the completion of our September 2001 $25 million stock repurchase program and a new authorization by the Board of Directors for us to repurchase through December 2007 up to an additional $25 million of our Class A Common Stock from time to time on the open market, as market conditions warrant. On October 22, 2003, the Board of Directors authorized a new stock repurchase program to repurchase through December 2008 up to an additional $25 million of our Class A Common Stock. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through October 22, 2003 (the day prior to the filing of this Form 10-Q) of 11.5 million shares of Class A Common Stock at an aggregate cost totaling approximately $108,569,000.

No other material capital commitments exist at September 30, 2003. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2003.

Our working capital increased $29,862,000 to $162,780,000 at September 30, 2003 from $132,918,000 at December 31, 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which Item 7A is hereby incorporated by reference.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2003 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic S.E.C. filings.

PART II – OTHER INFORMATION

ITEM 1:	Legal Proceedings.

In November 2001, we were sued in the U.S. Bankruptcy Court for the District of Delaware by the trustee appointed to oversee the liquidation of assets of a previous customer of ours. The trustee sought reimbursement of all payments made to us during the 90 day period prior to the bankruptcy filing. The aggregate amount of these payments, which the trustee’s counsel characterized as preferential transfers, was approximately $4,315,000, while the trustee later sought the court’s permission to add a further $600,000 in claimed preferential transfers. We believe these payments were received in the ordinary course of business and that we had meritorious defenses against the trustee’s claims. In June 2003, we reached a compromise settlement with the trustee that required us to pay a small portion of the claimed amounts. This amount was recognized in the quarter ended June 2003. The settlement was approved by the Bankruptcy Court on September 3, 2003.

ITEM 2:	Changes in Securities.

None.

ITEM 3:	Defaults Upon Senior Securities.

None.

ITEM 4:	Submission of Matters to a Vote of Security Holders.

None

ITEM 5:	Other Information.

None.

ITEM 6:	Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Restated Certificate of Incorporation of K-Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002)

3.2	Amended and Restated Bylaws of K-Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1991)

4.1	Certificate of Designations of Class A Common Stock of K-Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K-Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K-Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K-Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.5	$400,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 originally issued to The Rug Warehouse, Inc. Pension Plan and Trust (incorporated by reference to exhibit 4.7 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.6	$100,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 issued to George E. Powlick (incorporated by reference to exhibit 4.8 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K-Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K-Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002)

10.3	K-Swiss Inc. 1999 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002)

10.4	Form of Amendment No. 1 to K-Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002)

10.5	K-Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form 5-1 Registration Statement No. 33-34369)

10.6	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Form of Indemnity Agreement entered into by and between K-Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.11	Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000 (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000)

10.12	Lease Agreement dated March 11, 1997 by and between K-Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.13	Credit Agreement dated March 25, 1994 by and among the Registrant and Bank of America National Trust and Savings Association, with schedules (incorporated by reference to exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.14	Amendment to Credit Agreement dated March 25, 1994 by and among the Registrant and Bank of America National Trust and Savings Association (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995)

10.15	Second Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1996)

10.16	Third Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1997)

10.17	Fourth Amendment to Credit Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 1998)

10.18	Fifth Amendment to Credit Agreement (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 1998)

10.19	Business Loan Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001)

10.20	K-Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.21	K-Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.22	Amendment No. 2 to Business Loan Agreement, dated May 27, 2003, between the Company and Bank of America (incorporated by reference to exhibit 10.22 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.23	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 29, 2003, the Company filed a Current Report on Form 8-K with respect to a press release issued by the Company discussing its results of operations and financial condition for the second quarter 2003.

On August 14, 2003, the Company filed a Current Report on Form 8-K with respect to a press release issued by the Company announcing the addition of Mark Louie to serve on the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: October 22, 2003	By:	/s/ George Powlick

George Powlick, Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.