Form 10-K
period 2003-12-31
K SWISS INC
filed 2004-02-05
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file Number     0-18490

K•SWISS INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4265988
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

31248 Oak Crest Drive, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (818) 706-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $0.01 per share

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

The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the Class A Common Stock on the Nasdaq National Market on such date was $436,406,466.

The number of shares of the Registrant’s Class A Common Stock outstanding at February 4, 2004 was 26,917,363 shares. The number of shares of the Registrant’s Class B Common Stock outstanding at February 4, 2004 was 8,532,734 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2004 Annual Stockholders Meeting are incorporated by reference into Part III.

K•SWISS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

Item 1.	Business

Company History and General Strategy

K•Swiss Inc. designs, develops and markets an array of athletic footwear for high performance sports use, fitness activities and casual wear under the K•Swiss brand. We also design and manufacture footwear under the Royal Elastics brand. Royal Elastics, a wholly owned subsidiary, is a leading innovator of slip-on, laceless footwear. Sales of Royal Elastics brand was not significant during 2003.

K•Swiss was founded in 1966 by two Swiss brothers, who introduced one of the first leather tennis shoes in the United States. The shoe, the K•Swiss “Classic,” has remained relatively unchanged from its original design, and accounts for a significant portion of our sales. The Classic has evolved from a high-performance shoe into a casual, lifestyle shoe. We have emphasized in our marketing the commitment to produce products of high quality and enduring style and we plan to continue to emphasize the high quality and classic design of our products as we introduce new models of athletic footwear.

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

In May 2001, we formed a joint venture to license, produce and market a men’s, women’s and children’s collection of National Geographic outdoor-oriented and casual footwear. In the fourth quarter of 2003, we agreed with National Geographic to end our licensing agreement. Operations of the National Geographic brand have been accounted for and shown as a discontinued operation in the accompanying financial information.

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

The following table summarizes our K•Swiss brand footwear into categories and sets forth the approximate contribution to revenues (in dollars and as a percentage of revenues) attributable to each footwear category for the periods indicated. All footwear categories come in both men’s (approximately 49% of 2003 revenues) and women’s (approximately 31% of 2003 revenues). Most styles within each footwear category are offered in men’s, women’s and children’s.

	Revenues (1)
	Year Ended December 31,
	2003		2002		2001
K•Swiss Footwear Category	$	%	$	%	$	%
	(Dollar amounts in thousands)
Classic	$277,398	66%	$185,212	66%	$154,988	66%
Tennis/Court	23,395	6	16,386	6	15,916	7
Training	35,914	8	16,640	6	13,762	6
Children’s	78,046	19	58,067	20	45,283	19
Other (2)	4,735	1	5,897	2	4,470	2

Total	$419,488	100%	$282,202	100%	$234,419	100%

Domestic (3)	$368,701	88%	$245,058	87%	$204,535	87%

(1)	For purposes of this table, revenues do not include other domestic income and fees earned on sales by foreign licensees and distributors.

(2)	Other consists of apparel, accessories, sport sandals and blemished shoes.

(3)	Included in totals on previous line.

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

Financial information relating to international and domestic operations is presented as part of Item 8 of this report. See Note N to our Consolidated Financial Statements.

Marketing

Advertising and Promotion

We believe that our strategy of designing products with longer life cycles and introducing fewer new models relative to our competition enhances the effectiveness of our advertising and promotions.

In 2003, we used television as our largest single marketing expenditure. The campaign was run primarily on network and cable television, and was supported by several sports, music and general interest/fashion magazines.

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

Our footwear products are sold domestically through approximately 40 independent regional sales representatives and 11 Company-employed sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These representatives sold to approximately 3,000, 2,900 and 2,900 separate accounts as of December 31, 2003, 2002 and 2001.

During 2003, the Foot Locker group of stores and affiliates accounted for approximately 29% of domestic revenues. See Note K to our Consolidated Financial Statements. No other customer accounted for more than 10% of total revenues during this period.

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

We maintain a customer service department consisting of 17 persons at our Westlake Village, California facility. The customer service department accepts orders for our products, handles inquiries and notifies retailers of the status of their orders. We have made a substantial investment in computer equipment for general customer support and service, as well as for distribution. See “Distribution.”

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

By the end of 2003, K•Swiss was working through 6 international subsidiaries and 16 distributors to market K•Swiss products in potentially 49 countries.

Distribution

During December 1997, we relocated our distribution facility. We now maintain 371,000 square feet of warehouse space at two leased facilities in Mira Loma, California. See “Item 2. Properties.”

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

We maintain an open-stock inventory on certain products which permits us to ship to retailers on an “at once” basis in response to orders placed by mail, fax, toll-free telephone call or electronically. We have made a significant investment in computer equipment that provides on-line capability to determine open-stock availability for shipment. Additionally, products can be ordered under our “futures” program. See “Marketing—Domestic Marketing.” We ship by package express or truck from California, depending upon size of order, customer location and availability of inventory.

Product Design and Development

We maintain offices in Westlake Village, California and Taichung, Taiwan that include a staff of individuals responsible for the design and development of new styles for all global regions. This staff receives guidance from our management team in California, who meet regularly to review sales, consumer and market trends.

Manufacturing

In 2003, approximately 99% of our footwear products were manufactured in China and 1% in Taiwan. Although we have no long-term manufacturing agreements and compete with other athletic shoe companies for production facilities (including companies that are much larger than us), we believe that our relationships with our footwear producers are satisfactory and that we have the ability to develop, over time, alternative sources for our footwear. Our operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

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

During 2003, our apparel and accessory products were manufactured in Macau, China, Thailand, Taiwan, Korea, Pakistan and the United States by certain manufacturers selected by us.

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

Our footwear products are subject to the United States customs duties which range from 8.5% to 10.0% on footwear made principally of leather to duties on synthetic footwear ranging from 6.0% to 20.0% plus, for certain styles, $0.90 per pair and duties on moderately priced textile footwear of 20.0% plus, for certain styles, $0.90 per pair. Currently, approximately 97% of our footwear volume is derived from sales of leather footwear and approximately 3% of our footwear volume is derived from sales of synthetic and textile footwear.

A large portion of our imported products are manufactured in the People’s Republic of China (“China”). As a result of a previous dispute with China over the protection of intellectual property rights, the United States Trade Representative (“USTR”) is currently monitoring China’s adherence to a bilateral agreement with the United States to enforce intellectual property protections within China. In addition, recent concerns with China’s alleged failure to protect intellectual property rights and to comply with other commitments made as part of its accession to the World Trade Organization (“WTO”) have caused the U.S. government to indicate that it would consider filing a case against China in the WTO if China does not more readily fulfill its obligations. If the U.S. government takes action against China, the result of that action could, among other things, include the imposition of trade sanctions that could affect the ability of the Company to continue to import products from China.

Backlog

At December 31, 2003 and 2002, total futures orders with start ship dates from January through June 2004 and 2003 were approximately $224,863,000 and $168,449,000, respectively, an increase of 33.5%. The 33.5% increase in total futures orders is comprised of a 40.8% increase in the first quarter 2004 futures orders and a 22.8% increase in the second quarter 2004 futures orders. At December 31, 2003 and 2002, domestic futures orders with start ship dates from January through June 2004 and 2003 were approximately $193,390,000 and $147,421,000, respectively, an increase of 31.2%. At December 31, 2003 and 2002, international futures orders with start ship dates from January through June 2004 and 2003 were approximately $31,473,000 and $21,028,000, respectively, an increase of 49.7%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog.

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

Competition

The athletic footwear industry is highly competitive. The largest marketers of footwear are Nike, adidas and Reebok. Each of these companies has substantially greater financial, distribution and marketing resources as well as greater brand awareness than us.

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

Trademarks and Patents

We utilize trademarks on all our products and believe that our products are more marketable on a long-term basis when identified with distinctive markings. K•Swiss® is a registered trademark in the United States and certain other countries. Our name is not registered as a trademark in certain countries because of restrictions on registering names having geographic connotations. However, since K•Swiss is not a geographic name, we have often secured registrations despite such objections. Our shield emblem and the five-stripe design are also registered in the United States and certain foreign countries. The five-stripe design is not presently registered in some countries because it has been deemed ornamental by regulatory authorities. We selectively seek to register the names of our shoes, logos and the names given to certain of our technical and performance innovations, including Aosta® rubber and Silicone Formula 18®. The ROYAL ELASTICS and Fleur de Lis trademarks used on ROYAL ELASTICS products are registered in many countries. Both marks are registered in the United States. We have obtained patents in the United States regarding the Bio Feedback® ankle support system, the Shock Spring® cushioning system incorporated into K•Swiss’ 7.0 System® performance tennis shoes and training line, the D.R. Cinch System®, the stability design incorporated into the Si-18® tennis shoe, and other features. We vigorously defend our trademarks and patent rights against infringement worldwide and employ independent security consultants to assist in such protection. To date, we are not aware of any significant counterfeiting problems regarding our products.

Employees

At December 31, 2003, we employed 225 persons in the United States, 156 persons in Taiwan and China, 53 persons in the United Kingdom, Germany and the Netherlands and 8 persons elsewhere.

Available Information

K•Swiss’ Internet address is www.kswiss.com. Beginning from at least November 15, 2002, we have made available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (“S.E.C.”). Materials K•Swiss files with the S.E.C. may be read and copied at the S.E.C.’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the S.E.C at 1-800-SEC-0330. The S.E.C. also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the S.E.C. at www.sec.gov. The Company will provide a copy of any of the foregoing documents to stockholders upon request.

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

The Company is, from time to time, a party to litigation which arises in the normal course of our business operations. We do not believe that we are presently a party to litigation which will have a material adverse effect on our business or operations.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 11, 2003, a special meeting of stockholders of K•Swiss was held to approve amendments to K•Swiss’ Restated Certificate of Incorporation to increase the number of shares of Class A Common Stock which K•Swiss is authorized to issue from 36,000,000 to 90,000,000 and to increase the number of shares of Class B Common Stock which K•Swiss is authorized to issue from 10,000,000 to 18,000,000, thereby increasing the total number of shares of Common Stock which K•Swiss is authorized to issue from 46,000,000 to 108,000,000. Of the 11,727,665 shares of Class A Common Stock and the 4,340,367 shares of Class B Common Stock represented at the meeting, the amendments were approved by the following votes (pre-split):

	Number of Votes Received
	Class A	Class B
For	6,759,704	43,403,670
Against	4,944,676	—
Abstain	23,285	—

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

K•Swiss Inc.’s Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers (now the Nasdaq National Market) upon completion of our initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 2003 and 2002 as reported by Nasdaq were as follows:

	March 31,	June 30,	September 30,	December 31,
2003
Low	10.61	12.18	16.75	17.75
High	13.03	18.50	21.50	25.18
2002
Low	7.84	10.24	8.40	10.20
High	10.62	13.20	13.38	13.88

We announced on December 11, 2003 that our Board of Directors approved a two-for-one stock split for both Class A and Class B Common Stock. This stock split was in the form of a 100 percent stock dividend that was distributed on December 26, 2003 to stockholders of record at the close of business on December 22, 2003. The high and low sales prices above have been restated to reflect the effect of this two-for-one stock split.

The Class A Common Stock is listed on the Nasdaq National Market under the symbol KSWS.

The number of stockholders of record of the Class A Common Stock on December 31, 2003 was 95. However, based on available information, we believe that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 8,350.

There is currently no established public trading market for our Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 2003 was 11.

Dividend Policy

We announced on February 16, 1994 that our Board of Directors was initiating a cash dividend program payable at an annual rate of 1 cent per common share. On February 8, 1999, we announced an increase in the cash dividend per share to an annual rate of 1.5 cents per common share. The Board declared quarterly dividends of 0.375 cents per share to stockholders of record as of the close of business on the last day of each quarter in 2001 and for the first quarter of 2002. The Board declared quarterly dividends of 0.5 cents per share to stockholders of record as of the close of business on the last day of the second quarter of 2002 through the second quarter of 2003. The Board a declared quarterly dividend of 1 cent per share to stockholders of record as of the close of business on the last day of the third quarter of 2003. The Board declared a quarterly dividend of 2 cents per share to stockholders of record as of the close of business on the last day of the fourth quarter of 2003. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. We are currently limited in the extent to which we are able to pay dividends under our revolving credit agreement. See Note D to our Consolidated Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of K•Swiss are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,669,270	$7.17	232,032
Equity compensation plans not approved by security holders	—	—	—

Total	3,669,270	$7.17	232,032

Purchases of Equity Securities

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the fourth quarter of 2003:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program
				(A), (B)
October 1 through October 31, 2003	40,000	$19.00	1,760,600	$26,715,000
November 1 through November 30, 2003	—	—	1,760,600	$26,715,000
December 1 through December 31, 2003	—	—	1,760,600	$26,715,000

Total	40,000	$19.00	1,760,600	$26,715,000

(A)	In October 2002, the Board of Directors approved a $25 million stock repurchase program. This program expires in December 2007. At December 31, 2003, the number of shares purchased under this program was 1,760,600 and the remaining available yet to be purchased is $1,715,000.

(B)	In October 2003, the Board of Directors approved an additional $25 million stock repurchase program. There was no activity under this program during 2003.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2003 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein. Prior year data has been restated to reflect the National Geographic brand as a discontinued operation in order to conform to the selected financial data for December 31, 2003.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Income Statement Data
Revenues (1)	$429,162	$289,593	$237,252	$223,102	$286,856
Cost of goods sold	235,603	159,026	137,978	132,888	162,658

Gross profit	193,559	130,567	99,274	90,214	124,198
Selling, general and administrative expenses (1)	106,267	79,258	60,722	58,773	69,244

Operating profit	87,292	51,309	38,552	31,441	54,954
Interest income, net	699	1,058	1,827	3,597	1,784

Earnings from continuing operations before income taxes	87,991	52,367	40,379	35,038	56,738
Income tax expense	34,199	20,554	16,074	13,979	22,454

Earnings from continuing operations	53,792	31,813	24,305	21,059	34,284
Loss from discontinued operations, less applicable income taxes (2)	(3,736)	(3,116)	(996)	—	—

Net earnings	$50,056	$28,697	$23,309	$21,059	$34,284

Earnings per share (3)
Basic:
Earnings from continuing operations	$1.52	$0.87	$0.63	$0.51	$0.78
Loss from discontinued operations	(0.11)	(0.09)	(0.03)	—	—

Net earnings	$1.41	$0.78	$0.60	$0.51	$0.78

Diluted:
Earnings from continuing operations	$1.42	$0.81	$0.59	$0.49	$0.75
Loss from discontinued operations	(0.10)	(0.08)	(0.02)	—	—

Net earnings	$1.32	$0.73	$0.57	$0.49	$0.75

Weighted average number of shares outstanding (3)
Basic	35,396	36,700	38,591	41,131	43,888
Diluted (4)	37,913	39,415	40,947	43,000	45,806

Balance Sheet Data (at period end)
Current assets	$213,895	$163,793	$140,888	$142,677	$131,230
Current liabilities	36,509	30,875	21,934	22,109	17,442
Total assets	234,630	183,883	160,799	157,427	146,772
Total debt (5)	—	—	—	1,046	853
Stockholders’ equity	179,527	139,793	124,359	120,219	112,030

(1)	Freight billed to customers has been reclassified from operating expenses to revenues for the years ended December 31, 2001, 2000 and 1999 in the amounts of $1,207,000, $1,473,000 and $1,359,000, respectively.

(2)	In the fourth quarter of 2003, the Company agreed with National Geographic to end our licensing agreement. Operations of the National Geographic brand have been accounted for as a discontinued operation.

(3)	The amounts reflect the effect of the two-for-one stock split announced by the Company on December 11, 2003.

(4)	Includes common stock and dilutive potential common stock (options).

(5)	Includes all interest-bearing debt and capital lease obligations, but excludes outstanding letters of credit ($2,083,000, $4,560,000, $3,517,000, $5,021,000 and $8,765,000 as of December 31, 2003, 2002, 2001, 2000 and 1999, respectively).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of our training shoe line; market acceptance of new Limited Edition product; market acceptance of non-performance product in Europe; market acceptance of Royal Elastics footwear; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; difficulties in implementing, operating and maintaining our increasingly complex information systems and controls; concentration of production in China; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain, due to various factors including but not limited to Bovine Spongiform Encephalopathy (“Mad Cow Disease”), or customer purchasing habits, due to various factors including but not limited to health concerns relating to severe acute respiratory syndrome or other related illnesses; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

K•Swiss (the “Company,” “we,” “us,” and “our”) operates in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Overview

The Company designs, develops and markets athletic footwear for high performance sports use, fitness activities and casual wear under the K•Swiss brand, and also designs and manufactures footwear under the Royal Elastics brand. Royal Elastics is our wholly owned subsidiary. The categories of footwear we sell is explained in more detail in Item 1, under the subheading, “Products.” We market our products in the United States (through our sales executives and independent sales representatives) primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores. We also sell through our products through our website and to a number of foreign distributors.

In the fourth quarter of 2003, we reached an agreement with National Geographic to end our licensing agreement. Operations of the National Geographic brand have been accounted for and shown as a discontinued operation in the accompanying financial information.

In 2003, we had a net cash inflow of approximately $34,904,000 from continuing operating activities and a net cash outflow from investing activities due to the net purchase of property, plant and equipment. We anticipate future cash needs for principal repayments required pursuant to any borrowings under our lines of credit and, depending on future growth, additional funds may be required by operating activities.

On October 22, 2003, our Board of Directors authorized a new stock repurchase program to repurchase up to an additional $25 million of Class A Common Stock from time to time on the open market. This program was adopted because we believe repurchasing our shares can be a good use of excess cash.

There was no debt at December 31, 2003 (excluding outstanding letters of credit of $2,083,000 million), and our working capital increased $44,468,000 to approximately $177,386,000 at December 31, 2003 from $132,918,000 at December 31, 2002.

At December 31, 2003, our total futures orders with start ship dates from January through June 2004 were $224,863,000, an increase of 33.5% from the comparable period of the prior year. Of this amount, domestic futures orders were $193,390,000, an increase of 31.2%, and international futures orders were $31,473,000, an increase of 49.7%. Notwithstanding the foregoing, we recognize that the athletic footwear industry is highly competitive. Each of the largest makers of footwear have substantially greater financial, distribution and marketing resources as well as greater brand awareness than us.

Because we record revenues when title passes and the risks and rewards of ownership have passed to the customer, our revenues may fluctuate in cases when our customers delay accepting shipment of products. Our total revenues increased 48.2% in 2003 from 2002, due to an increase in the volume of footwear sold offset by a decrease in the average underlying wholesale price, and our overall gross profit margins, as a percentage of revenues, was 45.1% in 2003 and 2002. Likewise, our overall selling, general and administrative expenses also increased 34.1% in 2003 from 2002.

In 2003, our largest single marketing expenditure was television. Our marketing campaign was run mainly on network and cable television, and was supported by sports, music and general interest/fashion magazines. Our independent sales representatives sold to approximately 3,000 separate accounts as of December 31, 2003 (up from 2,900 as of December 31, 2002). Internationally, by the end of 2003, we were working through 6 international subsidiaries and 16 distributors to market our products in potentially 49 countries. Also, during 2003, the Foot Locker store group and its affiliates accounted for approximately 27% of total revenues.

In 2003, approximately 99% of our footwear products were manufactured in China. We have no long-term manufacturing agreements, but we believe that our relationships with our producers are satisfactory and that we will have the ability to develop alternative sources for our footwear, as well. Our operations could, however, be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

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

	Year ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	54.9	54.9	58.2
Gross profit	45.1	45.1	41.8
Selling, general and administrative expenses	24.8	27.4	25.6
Interest income, net	0.2	0.4	0.8
Earnings from continuing operations before income taxes	20.5	18.1	17.0
Income tax expense	8.0	7.1	6.8
Earnings from continuing operations	12.5	11.0	10.2
Loss from discontinued operations	(0.8)	(1.1)	(0.4)
Net earnings	11.7	9.9	9.8

2003 Compared to 2002

Total revenues increased 48.2% to $429,162,000 in 2003 from $289,593,000 in 2002. This increase was attributable to an increase in the volume of footwear sold partially offset by a decrease in the average underlying wholesale price per pair. The volume of footwear sold increased 50.2% to 16,939,000 pair in 2003 from 11,275,000 pair in 2002. The average wholesale price per pair was $24.81 in 2003 and $24.85 in 2002.

Domestic revenues increased 50.1% to $372,443,000 in 2003 from $248,048,000 in 2002. International product revenues increased 37.2% in 2003 to $54,640,000 from $39,819,000 in 2002. Fees earned by the Company on sales by foreign licensees and distributors were $2,079,000 for 2003 and $1,726,000 for 2002. International revenues, as a percentage of total revenues, decreased to 13.2% in 2003 from 14.3% in 2002.

K•Swiss brand revenues increased 48.3% to $423,696,000 in 2003 from $285,780,000 in 2002. This increase was the result of an increase in the volume of footwear sold at slightly lower average wholesale prices per pair. The volume of footwear sold increased 50.4% to 16,718,000 pair in 2003 from 11,117,000 pair in 2002. The average wholesale price per pair was $24.83 in 2003 and $24.88 in 2002. The major changes in volume for footwear categories are as follows: Classics, training, tennis and children’s categories increased 51.4%, 110.7%, 49.2% and 38.5%, respectively.

Royal Elastics brand revenues were $5,466,000 in 2003 (28% domestic) and $3,813,000 in 2002 (27% domestic).

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

At December 31, 2003, domestic and international futures orders with start ship dates from January through June 2004 were approximately $193,390,000 and $31,473,000, respectively, 31.2% and 49.7% higher, respectively, than such orders were at December 31, 2002 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of “future” and “at-once” orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Overall gross profit margins, as a percentage of revenues, were 45.1% in 2003 and 2002.

Overall selling, general and administrative expenses increased 34.1% to $106,267,000 (24.8% of revenues) in 2003 from $79,258,000 (27.4% of revenues) in 2002. The increase in the amounts for the year ended December 31, 2003 compared to the year ended December 31, 2002 was primarily the result of increases in advertising expenses, compensation and related expenses, including an increase in the bonus accrual for an employee incentive program, commission due to increased revenues, legal expenses and warehousing expenses.

Overall net interest income was $699,000 (0.2% of revenues) in 2003 compared to $1,058,000 (0.4% of revenues) in 2002, a decrease of $359,000 or 33.9%. This decrease in net interest income was the result of significantly lower average interest rates as well as lower average balances.

Our effective tax rate was 38.9% and 39.3% in 2003 and 2002, respectively. The $3,965,000 and $4,474,000 income tax benefit of options exercised during 2003 and 2002, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate.

The net loss from discontinued operations was $3,736,000 in 2003 compared to $3,116,000 in 2002. Included in 2003 was a $2,000,000 settlement to terminate our agreement with National Geographic and a $746,000 impairment loss on the National Geographic license.

Net earnings increased 74.4% to $50,056,000 or $1.32 per share (diluted earnings per share) in 2003 from $28,697,000 or $0.73 per share (diluted earnings per share) in 2002.

2002 Compared to 2001

Total revenues increased 22.1% to $289,593,000 in 2002 from $237,252,000 in 2001. This increase was attributable to an increase in the volume of footwear sold partially offset by a decrease in the average underlying wholesale price per pair. The volume of footwear sold increased 27.8% to 11,275,000 pair in 2002 from 8,820,000 pair in 2001. The average wholesale price per pair was $24.85 in 2002 and $26.09 in 2001.

Domestic revenues increased 20.2% to $248,048,000 in 2002 from $206,416,000 in 2001. International product revenues increased 33.2% in 2002 to $39,819,000 from $29,884,000 in 2001. Fees earned by the Company on sales by foreign licensees and distributors were $1,726,000 for 2002 and $952,000 for 2001. International revenues, as a percentage of total revenues, increased to 14.3% in 2002 from 13.0% in 2001.

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

Royal Elastics brand revenues were $3,813,000 in 2002 (27% domestic) and $9,000 in 2001.

Overall gross profit margins, as a percentage of revenues, increased to 45.1% in 2002 from 41.8% in 2001. Gross profit margins increased primarily due to achievement of target costing objectives and higher levels of at-once business than in the prior year.

Overall selling, general and administrative expenses increased 30.5% to $79,258,000 (27.4% of revenues) in 2002 from $60,722,000 (25.6% of revenues) in 2001. The increase in the amounts for the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily the result of increases in advertising, payroll and related expenses (partially as a result of the Royal Elastics brand), bonus expense for an employee incentive program and development expenses resulting from an increase in product development activities.

Overall net interest income was $1,058,000 (0.4% of revenues) in 2002 compared to $1,827,000 (0.8% of revenues) in 2001, a decrease of $769,000 or 42.1%. This decrease in net interest income was the result of significantly lower average interest rates as well as lower average balances.

Our effective tax rate decreased to 39.3% in 2002 from 39.8% in 2001. The $4,474,000 and $529,000 income tax benefit of options exercised during 2002 and 2001, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate.

The net loss from discontinued operations was $3,116,000 in 2002 compared to $996,000 in 2001, in which 2002 represents a full year’s worth of operations.

Net earnings increased 23.1% to $28,697,000 or $0.73 per share (diluted earnings per share) in 2002 from $23,309,000 or $0.57 per share (diluted earnings per share) in 2001.

Liquidity and Capital Resources

We experienced a net cash inflow of approximately $34,904,000, $30,330,000 and $23,193,000 from our continuing operating activities during 2003, 2002 and 2001, respectively. Cash provided by continuing operations in 2003 increased from 2002, and increased in 2002 from 2001, due primarily to differences in the amounts of changes in inventories, accounts receivable and accounts payable and accrued liabilities, as well as an increase in net earnings.

We had a net outflow of cash from our investing activities during 2003 and 2002 due to the net purchase of property, plant and equipment.

In 2003 and 2002, the net outflow of cash from our financing activities was used for the purchase of treasury stock and to pay cash dividends, partially offset by proceeds from stock options exercised.

We anticipate future cash needs for principal repayments required pursuant to any borrowings under our lines of credit facilities. In addition, depending on our future growth rate, additional funds may be required by operating activities. Finally, at December 31, 2003, approximately $22,201,000 of foreign subsidiary earnings which are not considered indefinitely invested may eventually be remitted to the parent company as circumstances warrant. Upon receipt of these funds, we will use approximately $8,614,000 in cash to pay income taxes previously accrued on these foreign subsidiary earnings. Our intention is to repatriate earnings of foreign operations as cash needs and other circumstances require. No other material capital commitments exist at December 31, 2003. With continued use of our revolving credit facility (as discussed below), we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2004.

In October 2002, we announced the completion of our September 2001 $25 million stock repurchase program and a new authorization by the Board of Directors for us to repurchase through December 2007 up to an additional $25 million of our Class A Common Stock from time to time on the open market, as market conditions warrant. On October 22, 2003, the Board of Directors authorized a new stock repurchase program to repurchase through December 2008 up to an additional $25 million of our Class A Common Stock. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through February 4, 2004 (the day prior to the filing of the Form 10-K) of 23.0 million shares at an aggregate cost totaling approximately $108,569,000.

In May 2003, we signed an amendment to our July 2001 agreement with a bank whereby we may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $14,006,000 at December 31, 2003. This facility currently expires in July 2005. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at our discretion and with certain restrictions, other market based rates. We pay a commitment fee of 1/8% of the unused line for availability of the credit facility. We must meet certain restrictive financial covenants as agreed upon in the facility. At December 31, 2003, we were in compliance with our covenants.

Our Asian offices have agreements with a bank whereby they can borrow up to $5,250,000 in the form of unsecured revolving credit facilities. The unused portion of these credit facilities was $4,161,000 at December 31, 2003. These facilities are made available until terminated by either party.

Our European offices have agreements with a bank whereby they can borrow up to $6,000,000 in the form of unsecured revolving credit facilities. The unused portion of these credit facilities was $6,000,000 at December 31, 2003. These facilities are made available until terminated by either party.

There was no debt at December 31, 2003 and December 31, 2002 (excluding outstanding letters of credit of $2,083,000 and $4,560,000 at December 31, 2003 and 2002, respectively).

At December 31, 2003, our operating lease obligations were as follows (in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Operating lease obligations	$5,728	$2,348	$3,080	$294	$6

We did not enter into any off-balance sheet arrangements during 2003 or 2002, nor did we have any off-balance sheet arrangements outstanding at December 31, 2003 or 2002.

Our working capital increased $44,468,000 to $177,386,000 at December 31, 2003 from $132,918,000 at December 31, 2002.

We have historically maintained higher levels of inventory relative to sales compared to our competitors because (1) we do not ship directly to our major domestic customers from our foreign contract manufacturers to the same extent as our larger competitors, which would reduce inventory levels and increase inventory turns, and (2) unlike many of our competitors, we designate certain shoes as core products whereby we commit to our retail customers that we will carry core products from season to season and, therefore, we attempt to maintain open-stock positions on our core products in our Mira Loma, California distribution center to meet at-once orders. We intend to increase direct shipments to our customers from our foreign contract manufacturers in 2004.

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

Foreign Exchange Rate Risk

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose us to market risk from unfavorable movements in foreign exchange rates between the U.S. dollar and the foreign currency. Our historical primary risk exposures have been from changes in the rates between the U.S. dollar and the Euro. This trend is expected to continue. In 2003, we did not enter into forward exchange contracts to sell foreign currency denominated in Euros to fix the U.S. dollar amount we will receive on sales denominated in that currency. The extent to which forward exchange contracts are used is modified periodically in response to our management’s estimate of market conditions and the terms and length of specific sales contracts.

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

The Company did not have any foreign currency forward exchange contracts outstanding as of December 31, 2003 and 2002.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

K•Swiss Inc.

We have audited the consolidated balance sheets of K•Swiss Inc. as of December 31, 2003 and 2002, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K•Swiss Inc. as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of K•Swiss Inc. for each of the three years in the period ended December 31, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Los Angeles, California

January 30, 2004

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands)

	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note A4)	$81,455	$67,593
Accounts receivable, less allowance for doubtful accounts of $2,079 and $1,479 for 2003 and 2002, respectively (Notes A13 and K)	51,006	37,048
Inventories (Note A5)	73,660	53,227
Prepaid expenses and other	4,760	3,497
Deferred taxes (Notes A9 and G)	3,014	2,428

Total current assets	213,895	163,793
PROPERTY, PLANT AND EQUIPMENT, net (Notes A6, A7 and B)	8,596	8,444
OTHER ASSETS
Intangible assets (Notes A7, A8, C and L)	7,301	8,107
Other	4,838	3,539

	12,139	11,646

	$234,630	$183,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank lines of credit (Note D)	$—	$—
Trade accounts payable	19,447	13,936
Accrued liabilities (Note E)	17,062	16,939

Total current liabilities	36,509	30,875
OTHER LIABILITIES (Note F)	15,234	7,408
DEFERRED TAXES (Notes A9 and G)	3,360	5,807

COMMITMENTS AND CONTINGENCIES (Note H)	—	—

STOCKHOLDERS’ EQUITY (Notes D and J)
Preferred Stock—authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A—authorized 90,000,000 shares of $0.01 par value; 26,755,362 shares issued and outstanding at December 31, 2003 and 47,283,902 shares issued, 25,667,574 shares outstanding and 21,616,328 shares held in treasury at December 31, 2002	268	473
Class B—authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,682,734 shares at December 31, 2003 and 10,484,346 shares at December 31, 2002	87	105
Additional paid-in capital	31,059	47,612
Treasury Stock	—	(89,135)
Retained earnings	143,427	180,318
Accumulated other comprehensive earnings— Foreign currency translation (Note A10)	4,686	420

	179,527	139,793

	$234,630	$183,883

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

Year Ended December 31,

(Dollar amounts in thousands, except per share amounts)

	2003	2002	2001
Revenues (Notes A13, K and N)	$429,162	$289,593	$237,252
Cost of goods sold	235,603	159,026	137,978

Gross profit	193,559	130,567	99,274
Selling, general and administrative expenses (Notes A13 and A14)	106,267	79,258	60,722

Operating profit	87,292	51,309	38,552
Interest income, net	699	1,058	1,827

Earnings from continuing operations before income taxes	87,991	52,367	40,379
Income tax expense (Notes A9 and G)	34,199	20,554	16,074

Earnings from continuing operations	53,792	31,813	24,305
Loss from discontinued operations, less applicable income tax benefit of $2,360, $1,983 and $634 for the years ended December 31, 2003, 2002 and 2001, respectively (Note L)	(3,736)	(3,116)	(996)

NET EARNINGS	$50,056	$28,697	$23,309

Earnings per common share (Note A15)
Basic:
Earnings from continuing operations	$1.52	$0.87	$0.63
Loss from discontinued operations	(0.11)	(0.09)	(0.03)

Net Earnings	$1.41	$0.78	$0.60

Diluted:
Earnings from continuing operations	$1.42	$0.81	$0.59
Loss from discontinued operations	(0.10)	(0.08)	(0.02)

Net Earnings	$1.32	$0.73	$0.57

Net Earnings	$50,056	$28,697	$23,309
Other comprehensive earnings (loss), net of tax— Foreign currency translation adjustments	4,266	1,188	(180)

Comprehensive earnings	$54,322	$29,885	$23,129

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three years ended December 31, 2003

(Dollar amounts in thousands)

	Common Stock				Additional paid-in capital	Treasury Stock		Retained earnings	Accumulated other comprehensive earnings	Total
	Class A		Class B			Class A
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2001	44,321,196	$443	11,933,912	$119	$40,023	16,351,328	$(49,348)	$129,570	$(588)	$120,219
Conversion of shares (Note J)	320,000	3	(320,000)	(3)	—	—	—	—	—	—
Exercise of options (Note J)	272,392	3	—	—	388	—	—	—	—	391
Income tax benefit of options exercised	—	—	—	—	529	—	—	—	—	529
Purchase of treasury stock	—	—	—	—	—	3,184,800	(19,338)	—	—	(19,338)
Dividends paid ($0.015 per share) (Note D)	—	—	—	—	—	—	—	(571)	—	(571)
Net earnings for the year	—	—	—	—	—	—	—	23,309	—	23,309
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	(180)	(180)

Balance at December 31, 2001	44,913,588	449	11,613,912	116	40,940	19,536,128	(68,686)	152,308	(768)	124,359
Conversion of shares (Note J)	1,129,566	11	(1,129,566)	(11)	—	—	—	—	—	—
Exercise of options (Note J)	1,240,748	13	—	—	2,198	—	—	—	—	2,211
Income tax benefit of options exercised	—	—	—	—	4,474	—	—	—	—	4,474
Purchase of treasury stock	—	—	—	—	—	2,080,200	(20,449)	—	—	(20,449)
Dividends paid ($0.01875 per share) (Note D)	—	—	—	—	—	—	—	(687)	—	(687)
Net earnings for the year	—	—	—	—	—	—	—	28,697	—	28,697
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	1,188	1,188

Balance at December 31, 2002	47,283,902	473	10,484,346	105	47,612	21,616,328	(89,135)	180,318	420	139,793
Conversion of shares (Note J)	1,801,612	18	(1,801,612)	(18)	—	—	—	—	—	—
Exercise of options (Note J)	706,976	7	—	—	2,289	—	—	—	—	2,296
Income tax benefit of options exercised	—	—	—	—	3,965	—	—	—	—	3,965
Purchase of treasury stock	—	—	—	—	—	1,420,800	(19,434)	—	—	(19,434)
Retirement of treasury stock	(23,037,128)	(230)	—	—	(22,807)	(23,037,128)	108,569	(85,532)	—	—
Dividends paid ($0.04 per share) (Note D)	—	—	—	—	—	—	—	(1,415)	—	(1,415)
Net earnings for the year	—	—	—	—	—	—	—	50,056	—	50,056
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	4,266	4,266

Balance at December 31, 2003	26,755,362	$268	8,682,734	$87	$31,059	—	$—	$143,427	$4,686	$179,527

The accompanying notes are an integral part of this statement.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Dollar amounts in thousands)

	2003	2002	2001
Cash flows from operating activities:
Earnings from continuing operations	$53,792	$31,813	$24,305
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	1,642	1,629	1,638
Net loss on disposal of property, plant and equipment	6	3	4
Deferred income taxes	(3,033)	(2,511)	(48)
Income tax benefit of stock options exercised	3,965	4,474	529
Minority interest in loss of consolidated subsidiary	—	—	(333)
Increase in accounts receivable	(13,515)	(5,924)	(4,986)
(Increase) decrease in inventories	(19,322)	(7,939)	222
(Increase) decrease in prepaid expenses and other assets	(2,489)	(571)	1,783
Increase in accounts payable and accrued liabilities	13,858	9,356	79

Net cash provided by continuing operations from operating activities	34,904	30,330	23,193
Net cash used in discontinued operations	(1,898)	(3,861)	(2,152)

Net cash provided by operating activities	33,006	26,469	21,041

Cash flows from investing activities:
Cash paid for acquisition of Royal Elastics	—	—	(3,889)
Cash paid for interest in licensing agreement	—	—	(1,000)
Purchase of property, plant and equipment	(1,770)	(1,909)	(1,152)
Proceeds from disposal of property, plant and equipment	7	—	8

Net cash used in investing activities	(1,763)	(1,909)	(6,033)

Cash flows from financing activities:
Net repayments under bank lines of credit and subordinated debentures	—	—	(1,006)
Purchase of treasury stock	(19,434)	(20,449)	(19,338)
Payment of dividends	(1,415)	(687)	(571)
Proceeds from stock options exercised	1,755	1,819	315

Net cash used in financing activities	(19,094)	(19,317)	(20,600)

Effect of exchange rate changes on cash	1,713	771	(179)

Net increase (decrease) in cash and cash equivalents	13,862	6,014	(5,771)

Cash and cash equivalents at beginning of year	67,593	61,579	67,350

Cash and cash equivalents at end of year	$81,455	$67,593	$61,579

Supplemental disclosure of cash flow information:

Non-cash financing activities:
Contribution of assets by minority member	$—	$—	$333
Cash paid during the year for:
Interest	$339	$773	$1,045
Income taxes	$32,759	$15,828	$13,345

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations

The Company designs, develops and markets footwear for high performance use, fitness and casual activities. The Company operates in an industry dominated by a small number of very large competitors. The size of these competitors enables them to lead the product direction of the industry, and therefore, potentially diminish the value of the Company’s products. In addition to generally greater resources, these competitors spend substantially more money on advertising and promotion than the Company and therefore dominate market share. The Company’s market share is estimated at slightly less than three percent. Lastly, the retail environment forecasted for the near term is difficult, which could put additional pressure on the Company’s ability to maintain margins.

The Company purchases significantly all of its products from a small number of contract manufacturers in China. This concentration of suppliers in this location subjects the Company to the risk of interruptions of product flow for various reasons and possible loss of sales, which would adversely affect operating results.

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

In the fourth quarter of 2003, the Company reached an agreement with National Geographic to end the licensing agreement. Operations of the National Geographic brand have been accounted for and shown as a discontinued operation in the accompanying financial information. See Note L.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 2002 and 2001 presentation to conform to the 2003 presentation.

4.	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents as of December 31, 2003 and 2002 is $17,530,000 and $5,881,000, respectively, of balances maintained in foreign bank accounts.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair market value.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

8.	Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets” as of January 1, 2002. SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. In adopting SFAS No. 142, the Company has performed the transitional reassessment and impairment tests required as of January 1, 2002, and determined that the goodwill and trademarks of the Company have indefinite lives and that there was no impairment on these assets. The Company discontinued amortizing these assets on January 1, 2002. At the time of adoption, the Company had accumulated amortization pertaining to goodwill and trademarks of $2,976,000. The license agreement related to National Geographic was considered to have a finite life and was being amortized over the remaining term of the agreement that extended through December 2005. For additional discussion regarding the discontinuation of the National Geographic brand, see Note L. Below is the calculation of reported net earnings adjusted for the effect of amortization expense for the year ended December 31, 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
			Per Share Amount (1)
	$	$	$	Basic	Diluted
Reported net earnings	$50,056	$28,697	$23,309	$0.60	$0.57
Add back amortization expense of goodwill and trademarks	—	—	199	0.01	—

Adjusted net earnings	$50,056	$28,697	$23,508	$0.61	$0.57

(1)	Per share amounts have been retroactively adjusted to reflect the effect of the two-for-one stock split distributed in December 2003.

9.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Provision is made for appropriate United States income taxes on earnings of subsidiary companies which are intended to be remitted to the parent company.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

11.	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the lines of credit, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

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

The Company did not enter into any derivative financial instruments during 2003 and 2002 and did not have any derivative financial instruments outstanding at December 31, 2003 and 2002.

13.	Recognition of Revenues and Accounts Receivable

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

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” shipping and handling costs billed to customers are included

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

in sales and the related costs are included in selling, general and administrative expenses in the Consolidated Statement of Earnings. Shipping and handling costs included in selling, general and administrative expenses totaled $2,542,000, $1,758,000 and $1,395,000 for the years ended December 31, 2003, 2002 and 2001.

14.	Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $27,857,000, $17,676,000 and $15,753,000 for 2003, 2002 and 2001, respectively.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	2003		2002		2001
	Shares	Per Share Amount	Share	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,396	$1.41	36,700	$0.78	38,591	$0.60
Effect of Dilutive Stock Options	2,517	(0.09)	2,715	(0.05)	2,356	(0.03)

Diluted EPS	37,913	$1.32	39,415	$0.73	40,947	$0.57

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	2003	2002	2001
Options to purchase shares of common stock (in thousands)	341	116	416
Exercise prices	$17.62–$23.71	$11.38–$11.85	$7.05–$11.85
Expiration dates	July 2013– December 2013	May 2009– December 2012	April 2009– July 2011

Reference to share amounts, per share amounts and exercise prices above retroactively reflect the effect of the two-for-one stock split distributed in December 2003.

16.	Accounting for Stock-Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

During 2003, 2002 and 2001, 62,000, 6,000 and 52,000 options, respectively, were granted at exercise prices below fair market value. This resulted in net compensation expense of $419,000, $400,000 and $313,000 for 2003, 2002 and 2001, respectively. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits in 2003, 2002 and 2001 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, the Company’s net earnings and earnings per share would have been:

	2003	2002	2001
Net earnings (in thousands)
As reported	$50,056	$28,697	$23,309
Pro forma	48,590	27,641	21,989

Basic earnings per share
As reported	$1.41	$0.78	$0.60
Pro forma	1.37	0.75	0.57

Diluted earnings per share
As reported	$1.32	$0.73	$0.57
Pro forma	1.28	0.70	0.54

The effects of applying SFAS No. 148 in this proforma disclosure are not indicative of future amounts. SFAS No. 148 does not apply to awards prior to 1995, and additional awards in future years are anticipated. Earnings per share have been adjusted to reflect the effect of the two-for-one stock split distributed in December 2003.

17.	Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The provisions of this statement will be applied prospectively, as applicable, and are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

NOTE B—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consists of the following (in thousands):

	2003	2002
Building and improvements	$6,607	$6,526
Furniture, machinery and equipment	10,031	8,452

	16,638	14,978
Less accumulated depreciation and amortization	(8,737)	(7,229)

	7,901	7,749
Land	695	695

	$8,596	$8,444

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE C—INTANGIBLE ASSETS

Intangible assets as of December 31 consist of the following (in thousands):

	2003	2002
Goodwill	$4,772	$4,772
Trademarks	5,382	5,382
Licenses	—	1,243
Other	8	8
Less accumulated amortization	(2,861)	(3,298)

	$7,301	$8,107

The changes in the carrying amount of goodwill and intangible assets as of December 31 is as follows (in thousands):

	2003	2002
Beginning balance	$8,107	$8,362
Additional assets	—	8
Amortization of assets with finite lives	(60)	(263)
Impairment losses	(746)	—

Ending balance	$7,301	$8,107

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2003. After a review of sales backlog, the Company determined based on estimated revenues, operating profits and cash flows from its investment in the National Geographic license, that the license was impaired and recognized an impairment loss of $746,000 in the first quarter of 2003. See Note L for additional information on National Geographic. The remaining goodwill and intangible assets were not impaired.

NOTE D—BANK LINES OF CREDIT

The Company maintains revolving credit facilities whereby it may borrow up to an aggregate of $26,250,000 including outstanding letters of credit and bankers’ acceptances. A fee of up to 1/8% of the average unused line is paid for availability of the primary credit facility.

One of the credit agreements contains certain covenants and financial ratio requirements, including restrictions on dividend payments. At December 31, 2003, $49,094,000 was unrestricted as to the payment of dividends.

Under the most restrictive covenant, the Company must maintain stockholders’ equity, less intangible assets and exclusive of treasury stock of at least $105,000,000 at December 31, 2003.

NOTE E—ACCRUED LIABILITIES

Accrued liabilities as of December 31 consist of the following (in thousands):

	2003	2002
Compensation	$5,363	$4,083
Advertising	2,372	1,030
Production molds	1,488	1,941
Treasury stock	—	1,884
Other	7,839	8,001

	$17,062	$16,939

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

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

	2003	2002
EVA incentive program	$10,741	$3,368
Deferred compensation	4,493	4,040

	$15,234	$7,408

NOTE G—INCOME TAXES

The provision for income taxes includes the following for the years ended December 31 (in thousands):

	2003	2002	2001
Current:
United States
Federal	$31,375	$19,706	$13,677
State	5,201	2,970	2,413
Foreign	656	389	32
Deferred:
United States
Federal	(2,736)	(2,259)	(43)
State	(297)	(252)	(5)

	$34,199	$20,554	$16,074

A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 is as follows:

	2003	2002	2001
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	3.9	3.9	3.9
Net results of foreign subsidiaries	(0.4)	0.4	0.4
Amortization of intangibles	—	—	0.1
Other	0.4	—	0.4

	38.9%	39.3%	39.8%

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE G—INCOME TAXES—(Continued)

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

	2003	2002
Net current assets	$3,014	$2,428
Net non-current liabilities	3,360	5,807

Net liability	$346	$3,379

Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2003	2002
Assets
State taxes	$1,612	$816
Bad debts reserve	585	528
Inventory reserve and capitalized costs	873	1,019
Bonuses	4,206	1,310
Deferred compensation plan	1,743	1,572
Other	475	440

Gross deferred tax assets	9,494	5,685
Liabilities
Unremitted earnings of a foreign subsidiary	$8,614	$8,068
Contingent purchase payments	155	156
Other	1,071	840

Gross deferred tax liabilities	9,840	9,064

Net deferred tax liability	$346	$3,379

The Company did not record any valuation allowances against deferred tax assets at December 31, 2003. Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.

NOTE H—COMMITMENTS AND CONTINGENCIES

The Company leases its principal warehouse facility through January 2007, under an agreement that provides for one option that would extend the lease for three years. In addition, certain property and equipment is leased primarily on a month-to-month basis. Future minimum rental payments under these leases as of December 31, 2003 are as follows (in thousands):

Year ending December 31,
2004	$2,348
2005	1,763
2006	1,317
2007	282
2008	12
Thereafter	6

$5,728

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE H—COMMITMENTS AND CONTINGENCIES—(Continued)

Rent expense for operating leases was approximately $2,874,000, $2,084,000 and $1,721,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Sublease rental income was approximately $251,000 and $334,000 for the years ended December 31, 2002 and 2001, respectively.

The Company has outstanding letters of credit totaling approximately $2,083,000 and $4,560,000 at December 31, 2003 and 2002, respectively. These letters of credit, which have original terms from one to four months, collateralize the Company’s obligation to third parties for the purchase of inventory. The fair value of these letters of credit is based on fees currently charged for similar agreements and is not significant at December 31, 2003 and 2002.

NOTE I—EMPLOYEE BENEFIT PLANS

In 1988, the Company adopted a discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The expense for this plan was approximately $1,007,000, $564,000 and $623,000 for 2003, 2002 and 2001, respectively.

NOTE J—STOCKHOLDERS’ EQUITY

Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock at the option of the Class B stockholder. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share for all matters submitted to a vote of the stockholders of the Company, other than the election of directors. Holders of Class A Common Stock are initially entitled to elect two directors and holders of Class B Common Stock are entitled to elect all directors other than directors that the holders of Class A Common Stock are entitled to elect. If the number of members of the Company’s Board of Directors is increased to not less than eleven and not greater than fifteen (excluding directors representing holders of Preferred Stock, if any), holders of Class A Common Stock will be entitled to elect three directors. If the number of members of the Company’s Board of Directors is increased to a number greater than fifteen (excluding directors representing holders of Preferred Stock, if any), holders of Class A Common Stock will be entitled to elect four directors.

During 1990, the Company adopted the 1990 Stock Option Plan under which it was authorized to issue non-qualified stock options, incentive stock options, and warrants to key employees. As amended, the number of options available for issuance under the 1990 Stock Option Plan was 6,600,000 shares of Class A Common Stock. The options have a term of ten years and generally become fully vested by the end of the fifth year.

In 1999, the Company adopted the 1999 Stock Incentive Plan under which it was authorized to award up to 2,400,000 shares or options to employees and directors of the Company. In May 2002, the 1999 Stock Incentive Plan was amended to increase the number of options by 1,200,000 to 3,600,000 shares of Class A Common Stock. The awards have a term of ten years and generally become fully vested by the end of the fifth year.

K•Swiss INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE J—STOCKHOLDERS’ EQUITY—(Continued)

Combined plan transactions for 2003, 2002 and 2001 are as follows:

	2003		2002		2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding January 1	3,697,078	$4.75	4,555,492	$3.33	3,749,224	$2.34
Granted	809,832	14.08	558,334	9.29	1,170,000	6.23
Exercised	(706,976)	2.48	(1,240,748)	1.47	(272,392)	1.16
Canceled	(130,664)	6.50	(176,000)	5.71	(91,340)	6.24

Options outstanding December 31	3,669,270	7.17	3,697,078	4.75	4,555,492	3.33

Options available for grant at December 31	232,032		913,866		96,200

Weighted average fair value of options granted during the year is as follows:

	2003	2002	2001
Exercise price is below market price at date of grant	$10.87	$9.19	$6.12
Exercise price equals market price at date of grant	8.59	5.33	4.19

The following information applies to options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.13–$ 1.63	384,254	5	$0.61	162,003	$0.93
$ 2.05–$ 3.19	894,988	6	2.76	338,823	2.87
$ 4.27–$ 6.78	791,196	7	6.11	25,866	5.08
$ 7.05–$ 9.00	751,000	8	8.35	127,668	8.03
$11.17–$15.00	506,666	9	12.01	4,002	11.52
$17.62–$23.71	341,166	10	18.77	—	—

Exercisable options outstanding at December 31, 2002 and 2001 were 847,526 and 1,556,780 options, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2003	2002	2001
Expected life (years)	7	6	8
Risk-free interest rate	3.30%	3.82%	4.86%
Expected volatility	58%	59%	59%
Expected dividend yield	0.2%	0.2%	0.2%

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE J—STOCKHOLDERS’ EQUITY—(Continued)

On December 11, 2003, the Company’s Board of Directors declared a two-for-one stock split for both Class A and Class B common stock. This stock split was in the form of a 100 percent stock dividend that was distributed on December 26, 2003 to stockholders of record at the close of business on December 22, 2003. The Board of Directors also approved an increase in the cash dividend per share to an annual rate, on a post-split basis, of 8 cents per common share from an annual rate of 4 cents per common share. The number of shares, weighted average exercise price per share and range of exercise prices have been retroactively adjusted to reflect the effect of this two-for-one stock split.

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

During the years ended December 31, 2003, 2002 and 2001, approximately 27%, 24% and 18%, respectively, of revenues were from one customer. At December 31, 2003 and 2002 approximately 38% and 34% of accounts receivable were from two customers. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures and for international receivables, the use of letters of credit and letters of guarantee.

NOTE L—NATIONAL GEOGRAPHIC

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE L—NATIONAL GEOGRAPHIC—(Continued)

In the fourth quarter of 2003, the Company reached an agreement with National Geographic to terminate the licensing agreement for $2.0 million. The operations for National Geographic for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Revenues	$869	$820	$33
Cost of goods sold	3,814	1,709	393

Gross loss	(2,945)	(889)	(360)
Selling, general and administrative expenses	2,925	4,056	1,247

Operating loss	(5,870)	(4,945)	(1,607)
Interest expense, net	(226)	(154)	(23)
Income tax benefit	2,360	1,983	634

Loss from discontinued operations	$(3,736)	$(3,116)	$(996)

NOTE M—ROYAL ELASTICS

In November 2001, the Company acquired the worldwide rights and business of Royal Elastics, an Australian-based designer and manufacturer of elasticated footwear. The purchase excludes distribution rights in Australia, which were retained by the seller. This acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business are included in the accompanying financial statements from the date of acquisition. On a pro forma basis, as if the business had been acquired at the beginning of 2001, revenue, net earnings and earnings per common share would not differ materially from the amounts reported in the accompanying consolidated financial statements for 2001. Identifiable assets consisted primarily of a trademark of $3,300,000. The excess of purchase price over net assets acquired (goodwill) totaled $194,000. The Company is no longer required to pay the contingent purchase payments of approximately $1.5 million to the seller as certain revenue levels were not met as of December 31, 2003. Assets acquired and liabilities assumed in the acquisition were not material.

In connection with the acquisition of Royal Elastics, the Company formed a joint venture with two of the sellers. Profits and losses of the joint venture during the first six years will be allocated 100% to the Company. Following the sixth year, profits and losses will be allocated 70% to the Company and 30% to the minority members. Under the terms of the agreement, the Company was granted the right (the “Call”) to purchase from the minority members their minority interest in the joint venture. In addition, the Company has granted the minority members the right (the “Put”) to sell their minority interest to the Company. The Call and the Put are exercisable at any time during the period November 15, 2005 through November 15, 2007. The exercise price of the Call and Put is based on a multiple of pre tax earnings of the joint venture less any amounts previously paid by the Company under the purchase agreement. During the fourth quarter of 2003, the minority members resigned and gave up their rights to the Put.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE N—SEGMENT INFORMATION

The Company’s predominant business is the design, development and distribution of athletic footwear. Substantially all of the Company’s revenues are from the sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and other international operations. Certain segment information that follows excludes the operations of the National Geographic brand, which was discontinued in 2003. Certain reclassifications have been made in the 2002 and 2001 presentations. The following tables summarize segment information (in thousands):

	Year ended December 31,
	2003	2002	2001
Revenues from unrelated entities (1):
United States	$372,443	$248,047	$206,416
Europe	26,260	17,258	13,701
Other International	30,459	24,288	17,135

	$429,162	$289,593	$237,252

Inter-geographic revenues:
United States	$2,715	$2,276	$1,696
Europe	134	158	77
Other International	11,272	9,141	7,634

	$14,121	$11,575	$9,407

Total revenues:
United States	$375,158	$250,323	$208,112
Europe	26,394	17,416	13,778
Other International	41,731	33,429	24,769
Less inter-geographic revenues	(14,121)	(11,575)	(9,407)

	$429,162	$289,593	$237,252

Operating profit (loss):
United States	$97,230	$64,624	$47,027
Europe	(3,009)	(5,533)	(3,106)
Other International	6,288	3,209	944
Less corporate expenses and eliminations	(13,217)	(10,991)	(6,313)

	$87,292	$51,309	$38,552

Interest income:
United States	$645	$913	$2,310
Europe	37	24	33
Other International	25	150	597

Total interest income	707	1,087	2,940
Interest expense:
United States	—	—	1,071
Europe	3	29	42
Other International	5	—	—

Total interest expense	8	29	1,113

Interest income, net	$699	$1,058	$1,827

Income tax expense:
United States	$33,460	$20,177	$16,042
Europe	(21)	(52)	72
Other International	760	429	(40)

	$34,199	$20,554	$16,074

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE N—SEGMENT INFORMATION—(Continued)

	Year ended December 31,
	2003	2002	2001
Indentifiable assets:
United States	$127,380	$92,641	$79,875
Europe	26,350	14,737	11,886
Other International	11,109	8,824	7,172
Corporate assets and eliminations (2)	69,791	67,681	61,866

	$234,630	$183,883	$160,799

Provision for depreciation and amortization:
United States	$1,209	$1,357	$1,467
Europe	326	195	112
Other International	107	77	59

	$1,642	$1,629	$1,638

Capital expenditures:
United States	$1,388	$1,203	$913
Europe	281	576	188
Other International	101	130	51

	$1,770	$1,909	$1,152

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.

(2)	Corporate assets include cash and cash equivalents, investments and intangible assets.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE O—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2003 and 2002 follows (in thousands except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2003
Revenues	$115,809	$111,629	$121,292	$80,432	$429,162
Gross profit	54,216	51,301	53,046	34,996	193,559
Earnings from continuing operations	16,900	13,826	15,504	7,562	53,792
Income/(loss) from discontinued operations	(3,256)	(1,207)	(398)	1,125	(3,736)
Net earnings	13,644	12,619	15,106	8,687	50,056
Earnings per share (1)
Basic
Earnings from continuing operations	$0.47	$0.39	$0.44	$0.22	$1.52
Income/(loss) from discontinued operations	(0.09)	(0.03)	(0.01)	0.03	(0.11)
Net earnings	0.38	0.36	0.43	0.25	1.41
Diluted
Earnings from continuing operations	$0.45	$0.36	$0.41	$0.20	$1.42
Income/(loss) from discontinued operations	(0.09)	(0.03)	(0.01)	0.03	(0.10)
Net earnings	0.36	0.33	0.40	0.23	1.32

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2002
Revenues	$80,630	$74,701	$81,076	$53,186	$289,593
Gross profit	36,837	32,718	37,519	23,493	130,567
Earnings from continuing operations	10,798	6,642	9,002	5,371	31,813
Loss from discontinued operations	(1,130)	(574)	(829)	(583)	(3,116)
Net earnings	9,668	6,068	8,173	4,788	28,697
Earnings per share (1)
Basic
Earnings from continuing operations	$0.29	$0.18	$0.24	$0.15	$0.87
Loss from discontinued operations	(0.03)	(0.02)	(0.02)	(0.02)	(0.09)
Net earnings	0.26	0.16	0.22	0.13	0.78
Diluted
Earnings from continuing operations	$0.27	$0.17	$0.23	$0.14	$0.81
Loss from discontinued operations	(0.03)	(0.02)	(0.02)	(0.02)	(0.08)
Net earnings	0.24	0.15	0.21	0.12	0.73

(1)	Earnings per share reflect the effect of the two-for-one stock split distributed in December 2003.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2003 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The executive officers of K•Swiss are as follows:

Name	Age at December 31, 2003	Position
Steven Nichols	61	Chairman of the Board and President
Preston Davis	59	Vice President-Sales
Edward Flora	52	Vice President-Operations
Lee Green	50	Corporate Counsel
Thomas Harrison	61	Senior Vice President
Deborah Mitchell	42	Vice President-Marketing
George Powlick	59	Vice President-Finance, Chief Financial Officer, Secretary and Director
Kimberly Scully	36	Corporate Controller
Brian Sullivan	50	Vice President-National Accounts
Peter Worley	43	Vice President-Product Development

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

Preston Davis, Vice President-Sales, joined K•Swiss in March 1987 as a consultant and served as Vice President-Sales from June 1987 to January 1989 and Vice President-Marketing from February 1989 to February 1991. Prior to joining the Company, Mr. Davis owned and managed Preston Davis Associates, a marketing and sales consulting firm, specializing in sporting goods. From June 1982 through December 1985, Mr. Davis was Vice President-Sales for Kaepa, Inc., another athletic shoe company.

Edward Flora, Vice President-Operations, joined K•Swiss as a consultant in June 1990 and served as Director-Administration from October 1990 to February 1994. Prior to joining the Company, Mr. Flora was Vice President-Distribution for Bugle Boy Industries, a manufacturer and distributor of men’s, women’s, and children’s apparel, from 1987 through May 1990.

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

Deborah Mitchell, Vice President-Marketing, joined K•Swiss in October 1994. Ms. Mitchell served as Director of Marketing for Fruit of the Loom, the largest manufacturer of men’s underwear, from December 1993 through October 1994. Ms. Mitchell worked at Procter and Gamble in various positions ending in brand management from 1984 through 1993 except while she was earning her degree from Harvard Business School.

George Powlick, Director, Vice President-Finance, Chief Financial Officer and Secretary, joined K•Swiss in January 1988. Mr. Powlick is a certified public accountant and was an audit partner in the independent public accounting firm of Grant Thornton from 1975 to 1987.

Kimberly Scully, Corporate Controller, joined K•Swiss in April 2003. Ms. Scully is a certified public accountant. From 2000 through April 2003, Ms. Scully was the Corporate Controller of SMTEK International, Inc., an electronics manufacturing services provider. From 1995 through 1999, Ms. Scully was a Corporate Accounting Manager of Home Savings of America, FSB, a $50 billion savings institution, which was acquired in 1998. From 1989 through 1995, Ms. Scully was an auditor in the independent accounting firm of KPMG LLP and became an audit manager in 1994.

Brian Sullivan, Vice President-National Accounts, joined K•Swiss in December 1989. From 1986 to 1989, he was Vice-President and General Manager of Tretorn, Inc., a manufacturer and distributor of tennis shoes. From 1984 through 1985, Mr. Sullivan was Vice-President of Sales of Bancroft/Tretorn, a tennis shoe manufacturer and distributor and predecessor to Tretorn. From 1978 to 1984, Mr. Sullivan held various positions at Bancroft/Tretorn, including Field Salesperson, Marketing and Sales Planning Manager and National Sales Manager.

Peter Worley, Vice President-Product Development, joined K•Swiss in May 1996. Mr. Worley worked for Reebok International, Ltd. from May 1986 through October 1989, and again from July 1991 through April 1996 in various merchandising and product line management positions, including Director of Classic, Director of Cross Training and Director of Tennis. From October 1989 through July 1991, Mr. Worley was Sport Product Manager of Bausch & Lomb’s Ray-ban Sunglass Division.

Except for the information disclosed above, the information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 6, 2004 to be filed with the S.E.C. within 120 days after December 31, 2003 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 6, 2004 to be filed with the S.E.C. within 120 days after December 31, 2003 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 6, 2004 to be filed with the S.E.C. within 120 days after December 31, 2003 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 6, 2004 to be filed with the S.E.C. within 120 days after December 31, 2003 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 6, 2004 to be filed with the S.E.C. within 120 days after December 31, 2003 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements:

(b) Reports on Form 8-K

On November 21, 2003, the Company filed a Current Report on Form 8-K that reported Steven Nichols, the Company’s President and CEO, had entered into a Sales Plan with a brokerage firm under SEC Rule 10b5-1 pursuant to which Mr. Nichols will sell subject to a predetermined minimum price condition up to an aggregate of 260,000 shares of the Company’s Class A Common Stock during the term of the Sales Plan. Trading under the Sales Plan may occur from January 12, 2004 through and including December 31, 2004.

On December 11, 2003, the Company filed a Current Report on Form 8-K with respect to a press release issued by the Company that announced its stockholders approved a proposal to increase the number of authorized Class A Common Stock and Class B Common Stock and its Board of Directors declared a two-for-one stock split of the Class A and Class B Common Stock. The stock split will be effected by way of a one hundred percent (100%) stock dividend whereby one additional share of Class A Common Stock and one additional share of Class B Common Stock will be issued for each share of Class A Common Stock and Class B Common Stock held, respectively. The Board of Directors also approved an increase in the Company’s quarterly cash dividend payable on Class A and Class B Common Stock to $0.02 per share, on a split-adjusted basis.

On December 22, 2003, the Company filed a Current Report on Form 8-K with respect to a press release issued by the Company that announced it had agreed with National Geographic to end their license agreement to develop and market a collection of National Geographic outdoor-oriented and casual footwear.

(c) Exhibits

3.1	Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002)

3.2	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1991)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.5	$400,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 originally issued to The Rug Warehouse, Inc. Pension Plan and Trust (incorporated by reference to exhibit 4.7 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.6	$100,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 issued to George E. Powlick (incorporated by reference to exhibit 4.8 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369))

10.12	Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000 (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000)

10.13	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.14	Business Loan Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001)

10.15	Amendment No. 2 to Business Loan Agreement, dated May 27, 2003, between the Company and Bank of America (incorporated by reference to exhibit 10.22 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.16	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.17	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

14	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002

(d) Schedules

Page
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	52

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

K•Swiss Inc.

By	/s/ GEORGE POWLICK
George Powlick, Vice President and Chief Financial Officer

February 4, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN NICHOLS Steven Nichols	Chairman of the Board, President and Chief Executive Officer	February 4, 2004

/s/ GEORGE POWLICK George Powlick	Vice President Finance, Chief Financial Officer, Principal Accounting Officer, Secretary and Director	February 4, 2004

/s/ LAWRENCE FELDMAN Lawrence Feldman	Director	February 4, 2004

/s/ STEPHEN FINE Stephen Fine	Director	February 4, 2004

/s/ DAVID LEWIN David Lewin	Director	February 4, 2004

/s/ MARK LOUIE Mark Louie	Director	February 4, 2004

/s/ MARTYN WILFORD Martyn Wilford	Director	February 4, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B		Column C		Column D	Column E
			Additions
Description	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Deductions, Net	Balance at End of Period
Allowance for bad debts	(2003)	$1,479	$1,266	$—	$(666)	$2,079
	(2002)	993	760	—	(274)	1,479
	(2001)	852	537	—	(396)	993

Allowance for inventories	(2003)	$2,120	$4,385	$—	$(3,172)	$3,333
	(2002)	1,512	1,754	—	(1,146)	2,120
	(2001)	1,417	1,622	—	(1,527)	1,512

EXHIBIT INDEX

Exhibit

14	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002