Form 10-Q
period 2004-03-31
K SWISS INC
filed 2004-04-30
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at April 28, 2004:

Class A	26,801,482
Class B	8,530,734

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

K-SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,239	$81,455
Accounts receivable, less allowance for doubtful accounts of $2,043 and $2,079 as of March 31, 2004 and December 31, 2003, respectively	93,286	51,006
Inventories	56,727	73,660
Prepaid expenses and other	1,988	4,760
Deferred taxes	2,863	3,014

Total current assets	245,103	213,895
PROPERTY, PLANT AND EQUIPMENT, net	8,466	8,596
OTHER ASSETS
Intangible assets (Note 5)	5,571	7,301
Other	5,026	4,838

	10,597	12,139

	$264,166	$234,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$16,516	$19,447
Accrued income taxes	10,037	347
Accrued liabilities	22,277	16,715

Total current liabilities	48,830	36,509
OTHER LIABILITIES	15,359	15,234
DEFERRED TAXES	3,984	3,360
STOCKHOLDERS’ EQUITY (Note 7)
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 26,979,348 shares issued, 26,800,148 shares outstanding and 179,200 shares held in treasury at March 31, 2004 and 26,755,362 shares issued and outstanding at December 31, 2003	270	268
Class B – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,530,734 shares at March 31, 2004 and 8,682,734 shares at December 31, 2003	85	87
Additional paid-in capital	31,878	31,059
Treasury Stock	(4,258)	—
Retained earnings	164,312	143,427
Accumulated other comprehensive earnings -
Foreign currency translation	3,706	4,686

	195,993	179,527

	$264,166	$234,630

The accompanying notes are an integral part of these statements.

K-SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$152,020	$115,809
Cost of goods sold	82,254	61,593

Gross profit	69,766	54,216
Selling, general and administrative expenses	34,207	26,531

Operating profit	35,559	27,685
Interest income, net	127	187

Earnings from continuing operations before income taxes	35,686	27,872
Income tax expense	13,918	10,972

Earnings from continuing operations	21,768	16,900
Loss from discontinued operations, less applicable income tax benefit of $2,064 for the three months ended March 31, 2003 (Note 2)	—	(3,256)

NET EARNINGS	$21,768	$13,644

Earnings per common share (Note 3)
Basic:
Earnings from continuing operations	$0.62	$0.47
Loss from discontinued operations	—	(0.09)

Net Earnings	$0.62	$0.38

Diluted:
Earnings from continuing operations	$0.57	$0.45
Loss from discontinued operations	—	(0.09)

Net Earnings	$0.57	$0.36

Dividends declared per common share	$0.025	$0.005

Net Earnings	$21,768	$13,644
Other comprehensive earnings (loss) –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the three months ended March 31, 2004 and 2003, respectively	(980)	910

Comprehensive earnings	$20,788	$14,554

The accompanying notes are an integral part of these statements.

K-SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net cash provided by (used in) operating activities	$14,808	$(8,545)

Cash flows from investing activities:
Purchase of property, plant and equipment	(332)	(508)

Net cash used in investing activities	(332)	(508)

Cash flows from financing activities:

Purchase of treasury stock	(4,258)	(11,064)
Payment of dividends	(883)	(176)
Proceeds from stock options exercised	149	24

Net cash used in financing activities	(4,992)	(11,216)

Effect of exchange rate changes on cash	(700)	461

Net increase (decrease) in cash and cash equivalents	8,784	(19,808)
Cash and cash equivalents at beginning of period	81,455	67,593

Cash and cash equivalents at end of period	$90,239	$47,785

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$181	$1
Income taxes	$294	$409

The accompanying notes are an integral part of these statements.

K-SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of
K-Swiss Inc. (the “Company” or “K-Swiss”) as of March 31, 2004 and the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003 have been included for the periods presented. The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003. Certain reclassifications have been made in the three months ended March 31, 2003 presentation to conform to the three months ended March 31, 2004 presentation.

2. National Geographic

In the fourth quarter of 2003, the Company reached an agreement with National Geographic to terminate its licensing agreement for $2.0 million. Operations of the National Geographic brand have been accounted for and shown as a discontinued operation in the accompanying financial information. The operations for National Geographic for the three months ended March 31, 2003 are as follows (in thousands):

Three Months Ended March 31, 2003
Revenues	$124
Cost of goods sold	3,869

Gross loss	(3,745)
Selling, general and administrative expenses	1,504

Operating loss	(5,249)
Interest expense, net	71
Income tax benefit	(2,064)

Loss from discontinued operations	$(3,256)

3. Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Three Months Ended March 31,
	2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,376	$0.62	35,562	$0.38
Effect of Dilutive Stock Options	2,592	(0.05)	2,261	(0.02)

Diluted EPS	37,968	$0.57	37,823	$0.36

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Options to purchase shares of common stock (in thousands)	—	56
Exercise prices	—	$12.50
Expiration dates	—	March 2013

4. Accounting for Stock-Based Compensation

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

During the three months ended March 31, 2004 and 2003, 8,500 and 32,000 options, respectively, were granted at exercise prices below fair market value. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits in the three months ended March 31, 2004 and 2003 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, the Company’s net earnings and earnings per share would have been:

	Three Months Ended March 31,
	2004	2003
Net earnings (in thousands)
As reported	$21,768	$13,644
Add stock-based employee compensation charges reported in net income	70	53
Less total stock-based employee compensation expense, determined under the fair value method	(487)	(384)

Pro forma	$21,351	$13,313

Basic earnings per share
As reported	$0.62	$0.38
Pro forma	0.60	0.37

Diluted earnings per share
As reported	$0.57	$0.36
Pro forma	0.56	0.35

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	March 31,
	2004	2003
Expected life (years)	4	8
Risk-free interest rate	2.40%	3.35%
Expected volatility	46%	58%
Expected dividend yield	0.4%	0.2%

5. Goodwill and Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. Goodwill and intangible assets are as follows (in thousands):

	March 31, 2004	December 31, 2003
Goodwill	$4,676	$4,772
Trademarks	3,745	5,382
Other	8	8
Less accumulated amortization	(2,858)	(2,861)

	$5,571	$7,301

The changes in the carrying amount of goodwill and intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Beginning balance	$7,301	$8,107
Amortization of assets with finite lives	—	(66)
Impairment losses	(1,730)	(746)

Ending balance	$5,571	$7,295

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2004 to determine whether goodwill and intangible assets were impaired. In the first quarter of 2004, as a result of the annual reassessment and impairment test and after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Royal Elastics goodwill and trademark were impaired and recognized an impairment loss of $1,730,000 during the three months ended March 31, 2004. In the first quarter of 2003, after a review of sales backlog, the Company determined based on estimated revenues, operating profits and cash flows that its investment in the National Geographic license was impaired and recognized an impairment loss of $746,000 in the first quarter of 2003. See Note 2 for additional information on National Geographic.

6. Segment Information

The Company’s predominant business is the design, development and distribution of athletic footwear. Substantially all of the Company’s revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and other international operations. Certain segment information that follows excludes the operations of the National Geographic brand, which was discontinued in 2003. Certain reclassifications have been made in the 2003 presentations. The following tables summarize segment information (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenues from unrelated entities (1):
United States	$129,575	$100,733
Europe	13,946	8,396
Other International	8,499	6,680

	$152,020	$115,809

Inter-geographic revenues:
United States	$1,046	$780
Europe	98	30
Other International	2,919	2,133

	$4,063	$2,943

Total revenues:
United States	$130,621	$101,513
Europe	14,044	8,426
Other International	11,418	8,813
Less inter-geographic revenues	(4,063)	(2,943)

	$152,020	$115,809

Operating profit:
United States (2)	$35,657	$29,635
Europe	2,351	589
Other International (2)	1,719	1,285
Less corporate expenses (3)	(5,327)	(5,118)
Eliminations	1,159	1,294

	$35,559	$27,685

	March 31, 2004	December 31, 2003
Identifiable assets:
United States	$146,701	$127,380
Europe	37,947	26,350
Other International	12,847	11,109
Corporate assets and eliminations (4)	66,671	69,791

	$264,166	$234,630

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.
(2)	For the three months ended March 31, 2004, operating profit includes impairment losses of $1,730,000 on the Royal Elastics trademark and goodwill, of which $1,016,000 and $714,000 of impairment losses were recognized in the United States segment and Other International segment, respectively. For the three months ended March 31, 2003, operating profit includes impairment losses of $746,000 on the National Geographic license, which was recognized in the United States segment.
(3)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology, human resources and legal which benefit the entire corporation and are not segment/region specific. The increase in corporate expenses during the three months ended March 31, 2004 is due to an increase in compensation and bonus/incentive related expenses due to an increase in headcount and an increase in revenues and earnings, offset by a decrease in legal expenses in connection with the defense of two lawsuits in the three months ended March 31, 2003, which were settled in the second quarter of 2003.
(4)	Corporate assets include cash and cash equivalents and intangible assets.

During the three months ended March 31, 2004 and 2003, approximately 21% and 27%, respectively, of revenues were attributable to one customer.

7. Stockholders’ Equity

Under its stock repurchase programs, the Company purchased 179,200 shares of Class A Common Stock during the three months ended March 31, 2004 for a total expenditure of approximately $4,258,000.

8. Recent Accounting Pronoucements

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

In December 2003, the Securities and Exchange Commission (“S.E.C.”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which revises or rescinds portions of the interpretative guidance included in SAB No. 101, “Revenue Recognition in Financial Statements” in order to make guidance consistent with authoritative accounting and auditing guidance and with S.E.C. rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in United States generally accepted accounting principles. The adoption of SAB No. 104 did not have a material impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of our training shoe line; market acceptance of new Limited Edition product; market acceptance of non-performance product in Europe; market acceptance of Royal Elastics footwear; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; difficulties in implementing, operating and maintaining our increasingly complex information systems and controls; concentration of production in China; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain, due to various factors including but not limited to epidemic diseases or customer purchasing habits; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgements involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable and inventory reserves. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

	Three Months Ended March 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of goods sold	54.1	53.2
Gross profit	45.9	46.8
Selling, general and administrative expenses	22.5	22.9
Interest income, net	0.1	0.2
Earnings from continuing operations before income taxes	23.5	24.1
Income tax expense	9.2	9.5
Earnings from continuing operations	14.3	14.6
Loss from discontinued operations	—	(2.8)
Net earnings	14.3	11.8

K-Swiss brand revenues increased to $150,274,000 for the quarter ended March 31, 2004 from $113,980,000 for the quarter ended March 31, 2003, an increase of $36,294,000 or 31.8%. The increase for the quarter ended March 31, 2004 was the result of increases in the volume of footwear sold along with higher average wholesale prices per pair. The volume of footwear sold increased to 5,793,000 for the quarter ended March 31, 2004, from 4,508,000 pair for the quarter March 31, 2003. The increase in the volume of footwear sold for the quarter ended March 31, 2004 was primarily the result of increased sales of the Classic, tennis, training and children’s shoes of 26.8%, 34.7%, 47.1% and 26.1%, respectively. This increase for the quarter ended March 31, 2004 was also due to an increase in the average wholesale price per pair to $25.32 for the quarter ended March 31, 2004 from $24.71 for the quarter ended March 31, 2003, an increase of 2.5%, which resulted from a mix of sales.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Three Months Ended March 31,
	2004	2003	% Change
Domestic
K-Swiss brand	$129,030	$100,368	28.6%
Royal Elastics brand	545	366	48.9

Total domestic	$129,575	$100,734	28.6%

International
K-Swiss brand	$21,244	$13,612	56.1%
Royal Elastics brand	1,201	1,463	(17.9)

Total international	$22,445	$15,075	48.9%

Total Revenues	$152,020	$115,809	31.3%

Overall gross profit margins, as a percentage of revenues, decreased to 45.9% for the quarter ended March 31, 2004, from 46.8% for the quarter ended March 31, 2003. Gross profit margin for the quarter ended March 31, 2004 was affected by product mix changes and lower at-once business. Our gross margins may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Overall selling, general and administrative expenses increased to $34,207,000 (22.5% of revenues) for the quarter ended March 31, 2004, from $26,531,000 (22.9% of revenues) for the quarter ended March 31, 2003, an increase of $7,676,000 or 28.9%. The increases in general and administrative expenses during the quarter ended March 31, 2004 were the result of an impairment recognition and increases in advertising and compensation and compensation related expenses offset by a decrease in legal expenses. Impairment of $1,730,000 was recognized on the trademark and goodwill of the Royal Elastics brand based on many factors including the brand not growing as rapidly as we had expected. Advertising expenses increased 25.4% as part of a strategic effort to drive higher revenues. Compensation expenses, which includes commissions and bonus/incentive related expenses, increased 28.7% due to an increase in headcount (as a result of the increase in volume) and as a result of an increase in revenues and earnings. Legal expenses decreased 69.6% in connection with the defense of two lawsuits in the quarter ended March 31, 2003, which were settled in the second quarter of 2003.

Overall net interest income was $127,000 (0.1% of revenues) for the quarter ended March 31, 2004, compared to $187,000 (0.2% of revenues) for the quarter ended March 31, 2003, representing a decrease of $60,000 for the quarter ended March 31, 2004 compared to the same prior year period. This decrease in net interest income was the result of lower average interest rates offset by average higher balances.

Our effective tax rate was 39.0% and 39.4% for the quarter ended March 31, 2004 and 2003, respectively.

The net loss from discontinued operations was $3,256,000 for the quarter ended March 31, 2003. Included in the quarter ended 2003 was a $2.9 million expense related to a guaranteed royalty payment commitment to National Geographic and a $746,000 impairment loss on the National Geographic license.

Net earnings increased 59.5% to $21,768,000, or $0.57 per share (diluted earnings per share), for the quarter ended March 31, 2004 from $13,644,000, or $0.36 per share (diluted earnings per share) for the quarter ended March 31, 2003.

At March 31, 2004 and 2003 total futures orders with start ship dates from April 2004 and 2003 through September 2004 and 2003 were approximately $194,954,000 and $171,488,000, respectively, an increase of 13.7%. The 13.7% increase in total futures orders is comprised of a 10.4% increase in the second quarter 2004 future orders and an 18.2% increase in the third quarter 2004 future orders. At March 31, 2004 and 2003, domestic futures orders with start ship dates from April 2004 and 2003 through September 2004 and 2003 were approximately $162,313,000 and $152,266,000, respectively, an increase of 6.6%. At March 31, 2004 and 2003, international futures orders with start ship dates from April 2004 and 2003 through September 2004 and 2003 were approximately $32,641,000 and $19,222,000, respectively, an increase of 69.8%. “Backlog”, as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of net customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies.

Liquidity and Capital Resources

We experienced net cash inflows of approximately $14,808,000 from our operating activities during the three months ended March 31, 2004 compared to net cash outflows of approximately $8,545,000 from our operating activities during the three months ended March 31, 2003. The increase in operating cash inflows from the prior year is due primarily to an increase in net earnings, an increase in accounts receivable offset by a decrease in inventories as a result of firm order commitments at December 31, 2003 that were shipped during the first quarter of 2004, and an increase in accounts payable and accrued liabilities primarily due to timing of payments.

We had a net outflow of cash from our investing activities for the three months ended March 31, 2004 and 2003 due to the purchase of property, plant and equipment.

We had a net outflow of cash from our financing activities for the three months ended March 31, 2004 and 2003 primarily due to the purchase of treasury stock.

During the first quarter of 2004, we completed our October 2002 $25 million stock repurchase program. However, prior to this, on October 22, 2003, the Board of Directors authorized a new stock repurchase program to repurchase through December 2008 up to an additional $25 million of our Class A Common Stock. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through April 28, 2004 (the day prior to the filing of the Form 10-Q) of 23.2 million shares at an aggregate cost totaling approximately $112,827,000. See Part II – Other Information, Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

No other material capital commitments exist at March 31, 2004. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2004. At March 31, 2004, we do not have any funded debt on our lines of credit and are in compliance with all relevant covenants under our credit facilities.

Our working capital increased $18,887,000 to $196,273,000 at March 31, 2004 from $177,386,000 at December 31, 2003. Working capital increased during the quarter ended March 31, 2004 mainly due to an increase in accounts receivable offset by a decrease in inventory as a result of firm order commitments at December 31, 2003 that were shipped during the first quarter of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which Item 7A is hereby incorporated by reference.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2004 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is, from time to time, a party to litigation which arises in the normal course of our business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

ITEM 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by K-Swiss of K-Swiss Class A Common Stock during the first quarter of 2004:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A), (B)	Approximate Dollar Value that May Yet Be Purchased Under the Program (A), (B)
January 1 through January 31, 2004	—	$—	—	$26,715,000
February 1 through February 29, 2004	179,200	23.76	179,200	$22,457,100
March 1 through March 31, 2004	—	—	—	$22,457,100

Total	179,200	$23.76	179,200	$22,457,100

(A)	In October 2002, the Board of Directors approved a $25 million stock repurchase program. This program was completed in February 2004. At March 31, 2004, the number of shares purchased under this program was 1,832,340.
(B)	In October 2003, the Board of Directors approved an additional $25 million stock repurchase program. This program expires in December 2008. At March 31, 2004, the number of shares purchased under this program was 107,460 and the remaining available yet to be purchased is $22,457,100.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Restated Certificate of Incorporation of K-Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002)

3.2	Amended and Restated Bylaws of K-Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1991)

4.1	Certificate of Designations of Class A Common Stock of K-Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K-Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K-Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K-Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.5	$400,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 originally issued to The Rug Warehouse, Inc. Pension Plan and Trust (incorporated by reference to exhibit 4.7 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.6	$100,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 issued to George E. Powlick (incorporated by reference to exhibit 4.8 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K-Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K-Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K-Swiss Inc. 1999 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.4	Form of Amendment No. 1 to K-Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K-Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Form of Indemnity Agreement entered into by and between K·Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.12	Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000 (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000)

10.13	Lease Agreement dated March 11, 1997 by and between K-Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.14	Business Loan Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001)

10.15	Amendment No. 2 to Business Loan Agreement, dated May 27, 2003, between the Company and Bank of America (incorporated by reference to exhibit 10.22 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.16	K-Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.17	K-Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

14.1	K-Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K-Swiss Inc. Code of Ethics for Directors, Officers and Employees

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: April 28, 2004	By:	/s/ George Powlick
George Powlick, Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
14.2	K-Swiss Inc. Code of Ethics for Directors, Officers and Employees

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002