Form 10-Q
period 2004-06-30
K SWISS INC
filed 2004-07-28
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at July 27, 2004:

Class A	26,333,756
Class B	8,530,734

PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

K-SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,983	$81,455
Accounts receivable, less allowance for doubtful accounts of $2,017 and $2,079 as of June 30, 2004 and December 31, 2003, respectively	73,253	51,006
Inventories	72,655	73,660
Prepaid expenses and other	2,148	4,760
Deferred taxes	3,947	3,014

Total current assets	240,986	213,895
PROPERTY, PLANT AND EQUIPMENT, net	8,346	8,596
OTHER ASSETS
Intangible assets (Note 5)	5,746	7,301
Other	4,996	4,838

	10,742	12,139

	$260,074	$234,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$23,849	$19,447
Accrued income taxes	1,412	347
Accrued liabilities	17,874	16,715

Total current liabilities	43,135	36,509
OTHER LIABILITIES	14,146	15,234
DEFERRED TAXES	4,265	3,360
STOCKHOLDERS’ EQUITY (Note 7)
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 27,027,289 shares issued, 26,323,089 shares outstanding and 704,200 shares held in treasury at June 30, 2004 and 26,755,362 shares issued and outstanding at December 31, 2003	270	268
Class B – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,530,734 shares at June 30, 2004 and 8,682,734 shares at December 31, 2003	85	87
Additional paid-in capital	32,270	31,059
Treasury Stock	(14,418)	—
Retained earnings	176,629	143,427
Accumulated other comprehensive earnings -
Foreign currency translation	3,692	4,686

	198,528	179,527

	$260,074	$234,630

The accompanying notes are an integral part of these statements.

K-SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenues	$259,924	$227,438	$107,904	$111,629
Cost of goods sold	140,405	121,921	58,151	60,328

Gross profit	119,519	105,517	49,753	51,301
Selling, general and administrative expenses	62,514	55,180	28,307	28,649

Operating profit	57,005	50,337	21,446	22,652
Interest income, net	300	364	173	177

Earnings from continuing operations before income taxes	57,305	50,701	21,619	22,829
Income tax expense	22,349	19,975	8,431	9,003

Earnings from continuing operations	34,956	30,726	13,188	13,826
Loss from discontinued operations, less applicable income tax benefit of $2,829 and $765 for the six and three months ended June 30, 2003, respectively (Note 2)	—	(4,463)	—	(1,207)

NET EARNINGS	$34,956	$26,263	$13,188	$12,619

Earnings per common share (Note 3)
Basic:
Earnings from continuing operations	$0.99	$0.87	$0.38	$0.39
Loss from discontinued operations	—	(0.13)	—	(0.03)

Net Earnings	$0.99	$0.74	$0.38	$0.36

Diluted:
Earnings from continuing operations	$0.93	$0.81	$0.35	$0.36
Loss from discontinued operations	—	(0.12)	—	(0.03)

Net Earnings	$0.93	$0.69	$0.35	$0.33

Dividends declared per common share	$0.05	$0.01	$0.025	$0.005

Net Earnings	$34,956	$26,263	$13,188	$12,619
Other comprehensive earnings (loss) –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the six months ended June 30, 2004 and 2003, respectively and $0 and $0 for the three months ended June 30, 2004 and 2003, respectively	(994)	1,907	(14)	997

Comprehensive earnings	$33,962	$28,170	$13,174	$13,616

The accompanying notes are an integral part of these statements.

K-SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Net cash provided by (used in) operating activities	$24,609	$(3,321)

Cash flows from investing activities:
Purchase of property, plant and equipment	(630)	(771)

Net cash used in investing activities	(630)	(771)

Cash flows from financing activities:
Purchase of treasury stock	(14,418)	(12,260)
Payment of dividends	(1,754)	(353)
Proceeds from stock options exercised	252	345

Net cash used in financing activities	(15,920)	(12,268)

Effect of exchange rate changes on cash	(531)	493

Net increase (decrease) in cash and cash equivalents	7,528	(15,867)
Cash and cash equivalents at beginning of period	81,455	67,593

Cash and cash equivalents at end of period	$88,983	$51,726

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$197	$19
Income taxes	$17,873	$10,942

The accompanying notes are an integral part of these statements.

K-SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the “Company” or “K-Swiss”) as of June 30, 2004 and the results of its operations and its cash flows for the six and three months ended June 30, 2004 and 2003 have been included for the periods presented. The results of operations and cash flows for the six and three months ended June 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003. Certain reclassifications have been made in the six and three months ended June 30, 2003 presentation to conform to the six and three months ended June 30, 2004 presentation.

2.	National Geographic

In the fourth quarter of 2003, the Company reached an agreement with National Geographic to terminate its licensing agreement for $2.0 million. Operations of the National Geographic brand have been accounted for and shown as a discontinued operation in the accompanying financial information. The operations for National Geographic for the six and three months ended June 30, 2003 are as follows (in thousands):

	Six Months Ended June 30, 2003	Three Months Ended June 30, 2003
Revenues	$326	$202
Cost of goods sold	5,535	1,666

Gross loss	(5,209)	(1,464)
Selling, general and administrative expenses	1,958	454

Operating loss	(7,167)	(1,918)
Interest expense, net	125	54
Income tax benefit	(2,829)	(765)

Loss from discontinued operations	$(4,463)	$(1,207)

3.	Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2004		2003		2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,190	$0.99	35,428	$0.74	35,005	$0.38	35,295	$0.36
Effect of Dilutive Stock Options	2,486	(0.06)	2,403	(0.05)	2,360	(0.03)	2,516	(0.03)

Diluted EPS	37,676	$0.93	37,831	$0.69	37,365	$0.35	37,811	$0.33

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Options to purchase shares of common stock (in thousands)	19	32
Exercise prices	$23.45 –$23.71	$14.93
Expiration dates	December 2013 – February 2014	May 2013

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Options to purchase shares of common stock (in thousands)	19	—
Exercise prices	$23.45 – $23.71	—
Expiration dates	December 2013 – February 2014	—

4.	Accounting for Stock-Based Compensation

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

During the six months ended June, 2004 and 2003, 8,500 and 32,000 options, respectively, were granted at exercise prices below fair market value. During the three months ended June 30, 2004 and 2003, there were no options that were granted at exercise prices below fair market value. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits in the six and three months ended June 30, 2004 and 2003 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, the Company’s net earnings and earnings per share would have been:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net earnings (in thousands)
As reported	$34,956	$26,263	$13,188	$12,619
Add stock-based employee compensation charges reported in net earnings	118	129	48	76
Less total stock-based employee compensation expense, determined under the fair value method	(930)	(790)	(443)	(406)

Pro forma	$34,144	$25,602	$12,793	$12,289

Basic earnings per share
As reported	$0.99	$0.74	$0.38	$0.36
Pro forma	0.97	0.72	0.37	0.35

Diluted earnings per share
As reported	$0.93	$0.69	$0.35	$0.33
Pro forma	0.91	0.68	0.34	0.33

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	June 30,
	2004	2003
Expected life (years)	4	7
Risk-free interest rate	3.49%	3.03%
Expected volatility	42%	58%
Expected dividend yield	0.5%	0.1%

5.	Goodwill and Intangible Assets

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

	June 30, 2004	December 31, 2003
Goodwill	$4,676	$4,772
Trademarks	3,745	5,382
Other	8	8
Less accumulated amortization	(2,683)	(2,861)

	$5,746	$7,301

The changes in the carrying amount of goodwill and intangible assets is as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Beginning balance	$7,301	$8,107	$5,571	$7,295
Additions	175	—	175	—
Accretion/(amortization) of assets with finite lives	—	(64)	—	2
Impairment losses	(1,730)	(746)	—	—

Ending balance	$5,746	$7,297	$5,746	$7,297

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenues from unrelated entities (1):
United States	$218,071	$198,701	$88,496	$97,967
Europe	23,379	15,100	9,433	6,704
Other International	18,474	13,637	9,975	6,958

	$259,924	$227,438	$107,904	$111,629

Inter-geographic revenues:
United States	$1,931	$1,433	$885	$653
Europe	98	96	—	66
Other International	7,019	4,852	4,100	2,719

	$9,048	$6,381	$4,985	$3,438

Total revenues:
United States	$220,002	$200,134	$89,381	$98,620
Europe	23,477	15,196	9,433	6,770
Other International	25,493	18,489	14,075	9,677
Less inter-geographic revenues	(9,048)	(6,381)	(4,985)	(3,438)

	$259,924	$227,438	$107,904	$111,629

Operating profit (loss):
United States (2)	$56,728	$54,558	$21,071	$24,923
Europe	1,096	445	(1,255)	(144)
Other International (2)	4,005	2,684	2,286	1,399
Less corporate expenses (3)	(6,961)	(9,962)	(1,634)	(4,844)
Eliminations	2,137	2,612	978	1,318

	$57,005	$50,337	$21,446	$22,652

	June 30, 2004	December 31, 2003
Identifiable assets:
United States	$144,001	$127,380
Europe	30,799	26,350
Other International	14,031	11,109
Corporate assets and eliminations (4)	71,243	69,791

	$260,074	$234,630

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.
(2)	For the six months ended June 30, 2004, operating profit includes impairment losses of $1,730,000 on the Royal Elastics trademark and goodwill, of which $1,016,000 and $714,000 of impairment losses were recognized in the United States segment and Other International segment, respectively.
(3)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology, human resources and legal which benefit the entire corporation and are not segment/region specific. The decrease in corporate expenses during the six and three months ended June 30, 2004 is due to decreases in bonus/incentive related expenses due to reduced EVA levels achieved in 2004 and legal expenses in connection with the defense of two lawsuits in the six and three months ended June 30, 2003, which were settled in the second quarter of 2003.
(4)	Corporate assets include cash and cash equivalents and intangible assets.

During the six months ended June 30, 2004 and 2003, approximately 19% and 27%, respectively, of revenues were attributable to one customer. During the three months ended June 30, 2004 and 2003, approximately 16% and 27%, respectively, of revenues were attributable to this same customer.

7.	Stockholders’ Equity

Under its stock repurchase programs, the Company purchased 704,200 shares of Class A Common Stock during the six months ended June 30, 2004 for a total expenditure of approximately $14,418,000.

8.	Recent Accounting Pronouncements

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

In December 2003, the S.E.C. issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which revises or rescinds portions of the interpretative guidance included in SAB No. 101, “Revenue Recognition in Financial Statements” in order to make guidance consistent with authoritative accounting and auditing guidance and with S.E.C. rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in United States generally accepted accounting principles. The adoption of SAB No. 104 did not have a material impact on the Company’s financial position or results of operations.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.0	53.6	53.9	54.0
Gross profit	46.0	46.4	46.1	46.0
Selling, general and administrative expenses	24.1	24.3	26.2	25.7
Interest income, net	0.1	0.2	0.1	0.2
Earnings from continuing operations before income taxes	22.0	22.3	20.0	20.5
Income tax expense	8.6	8.8	7.8	8.1
Earnings from continuing operations	13.4	13.5	12.2	12.4
Loss from discontinued operations	—	(2.0)	—	(1.1)
Net earnings	13.4	11.5	12.2	11.3

Revenues

K-Swiss brand revenues decreased to $106,005,000 for the quarter ended June 30, 2004 from $110,307,000 for the quarter ended June 30, 2003, a decrease of $4,302,000 or 3.9%. K-Swiss brand revenues increased to $256,279,000 for the six months ended June 30, 2004 from $224,287,000 for the six months ended June 30, 2003, an increase of $31,992,000 or 14.3%. The decrease for the quarter ended June 30, 2004 was the result of a decrease in the volume of footwear sold partially offset by higher average wholesale prices per pair. The increase for the six months ended June 30, 2004 was the result of increases in the volume of footwear sold along with higher average wholesale prices per pair. The volume of footwear sold decreased to 4,067,000 and increased to 9,860,000 pair for the quarter and six months ended June 30, 2004, respectively, from 4,348,000 and 8,857,000 pair for the quarter and six months ended June 30, 2003, respectively. The decrease in the volume of footwear sold for the quarter ended June 30, 2004 was primarily the result of decreased sales of the Classic, training and children’s shoes of 5.7%, 18.9% and 8.9%, respectively, offset by increased sales of tennis shoes at 18.7%. This decrease for the quarter ended June 30, 2004 was offset by an increase in the average wholesale price per pair to $25.55 for the quarter ended June 30, 2004 from $24.93 for the quarter ended June 30, 2003, an increase of 2.5%, due to the mix of sales. This increase for the six months ended June 30, 2004 was also due to an increase in the average wholesale price per pair to $25.42 for the six months ended June 30, 2004 from $24.81 for the six months ended June 30, 2003, an increase of 2.5%, also due to the mix of sales.

During the second quarter of 2004, domestic K-Swiss brand sales were negatively impacted as a result of implementing a direct-to-customer shipping program. Under this program we ship containers of footwear directly from our contract manufacturers to our customers, bypassing our Mira Loma distribution facility. Title to the footwear passes upon reaching our customers’ rail yards which is when we recognize revenue. At June 30, 2004, approximately $9,500,000 of orders scheduled for delivery in June were in transit, but were not recognized into revenue in the second quarter of 2004 because the footwear had not arrived at our customers’ rail yards. These orders are excluded from our backlog at June 30, 2004. During July 2004, this footwear arrived at our customers’ rail yards and therefore we will recognize the associated sales of such footwear as revenues during July 2004.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Six Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Domestic
K-Swiss brand	$216,718	$197,868	9.5%	$87,688	$97,500	(10.1)%
Royal Elastics brand	1,353	833	62.4	808	467	73.0

Total domestic	$218,071	$198,701	9.7%	$88,496	$97,967	(9.7)%

International
K-Swiss brand	$39,561	$26,419	49.7%	$18,317	$12,807	43.0%
Royal Elastics brand	2,292	2,318	(1.1)	1,091	855	27.6

Total international	$41,853	$28,737	45.6%	$19,408	$13,662	42.1%

Total Revenues	$259,924	$227,438	14.3%	$107,904	$111,629	(3.3)%

Gross Margin

Overall gross profit margins, as a percentage of revenues, increased to 46.1% for the quarter ended June 30, 2004, from 46.0% for the quarter ended June 30, 2003. Overall gross profit margins, as a percentage of revenues, decreased to 46.0% for the six months ended June 30, 2004, from 46.4% for the six months ended June 30, 2003. Gross profit margin for the quarter and six months ended June 30, 2004 was affected by product mix changes and changes in our at-once business. Our gross margins may not be comparable to some of our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses decreased to $28,307,000 (26.2% of revenues) for the quarter ended June 30, 2004, from $28,649,000 (25.7% of revenues) for the quarter ended June 30, 2003, a decrease of $342,000 or 1.2%. Overall selling, general and administrative expenses increased to $62,514,000 (24.1% of revenues) for the six months ended June 30, 2004, from $55,180,000 (24.3% of revenues) for the six months ended June 30, 2003, an increase of $7,334,000 or 13.3%. The decrease in selling, general and administrative expenses during the quarter ended June 30, 2004 was due to decreases in compensation and compensation related expenses and legal expenses offset by increases in advertising and warehousing expenses. The increase in selling, general and administrative expenses during the six months ended June 30, 2004 was due to an impairment recognition and increases in advertising, warehousing and compensation and compensation related expenses, offset by a decrease in legal expenses. In the first quarter of 2004, impairment of $1,730,000 was recognized on the trademark and goodwill of the Royal Elastics brand based on many factors including the brand not growing as rapidly as we had expected. Advertising expenses increased 16.8% and 20.5%, for the quarter and six months ended June 30, 2004, respectively, as part of a strategic effort to drive higher revenues. Warehousing expenses, excluding compensation and compensation related expenses, increased 43.5% and 26.9%, for the quarter and six months ended June 30, 2004, respectively, as a result of additional expenses incurred as a result of moving our warehouse location in Europe during the second quarter of 2004. Compensation and compensation related expenses, including commissions and bonus/incentive related expenses, decreased 23.5% for the quarter ended June 30, 2004 due to a decrease in bonus/incentive related expenses because EVA in the second quarter decreased offset by an increase in headcount. Compensation and compensation related expenses increased 3.2% for the six months ended June 30, 2004 as a result of an increase in headcount and commissions (as a result of the increase in volume), offset by a decrease in bonus/incentive related expenses because the increase in EVA during the six months ended June 30, 2004 was less than 2003. Legal expenses decreased 80.4% and 73.9%, for the quarter and six months ended June 30, 2004, respectively, in connection with the defense of two lawsuits in the quarter and six months ended June 30, 2003, which were settled in the second quarter of 2003. Corporate expenses of $1,634,000 and $4,844,000, for the quarter ended June 30, 2004 and 2003, respectively, and $6,961,000 and $9,962,000, for the six months ended June 30, 2004 and 2003, respectively, are included in selling, general and administrative expenses. The decrease in corporate expenses during the quarter and six months ended June 30, 2004 is due to decreases in bonus/incentive related expenses and legal expenses which have been explained above.

Interest, Other and Taxes

Overall net interest income was $173,000 (0.1% of revenues) and $300,000 (0.1% of revenues ) for the quarter and six months ended June 30, 2004, respectively, compared to $177,000 (0.2% of revenues) and $364,000 (0.2% of revenues) for the quarter and six months ended June 30, 2003, representing a decrease of $4,000 for the quarter ended June 30, 2004 compared to the same prior year period and a decrease of $64,000 for the six months ended June 30, 2004 compared to the same prior year period. Included in interest income for the quarter and six months ended June 30, 2003 is intercompany interest income from our National Geographic subsidiary, in which the related intercompany interest expense is included in the net loss from discontinued operations. Excluding this intercompany interest income from 2003 results, net interest income would have increased by approximately $50,000 and $61,000 for the quarter and six months ended June 30, 2004, respectively, as a result of higher average balances offset by lower average interest rates.

Our effective tax rate was 39.0% for the quarter and six months ended June 30, 2004 compared to 39.4% for the quarter and six months ended June 30, 2003, respectively.

The net loss from discontinued operations was $1,207,000 and $4,463,000 for the quarter and six months ended June 30, 2003, respectively. Included in the six months ended 2003 was a $4.1 million expense related to a guaranteed royalty payment commitment to National Geographic and a $746,000 impairment loss on the National Geographic license.

Net earnings increased 4.5% to $13,188,000, or $0.35 per share (diluted earnings per share), for the quarter ended June 30, 2004 from $12,619,000, or $0.33 per share (diluted earnings per share) for the quarter ended June 30, 2003. Net earnings increased 33.1% to $34,956,000, or $0.93 per share (diluted earnings per share), for the six months ended June 30, 2004 from $26,263,000, or $0.69 per share (diluted earnings per share) for the six months ended June 30, 2003.

Backlog

At June 30, 2004 and 2003 total futures orders with start ship dates from July 2004 and 2003 through December 2004 and 2003 were approximately $164,956,000 and $158,731,000, respectively, an increase of 3.9%. The 3.9% increase in total futures orders is comprised of a 7.4% increase in the third quarter 2004 future orders and a 1.1% decrease in the fourth quarter 2004 future orders. At June 30, 2004 and 2003, domestic futures orders with start ship dates from July 2004 and 2003 through December 2004 and 2003 were approximately $134,858,000 and $140,581,000, respectively, a decrease of 4.1%. The June 30, 2004 domestic backlog does not include the previously mentioned $9,500,000 of orders under the direct-to-customer shipping program scheduled for delivery in June that were not recognized as revenue for the quarter ended June 30, 2004. At June 30, 2004 and 2003, international futures orders with start ship dates from July 2004 and 2003 through December 2004 and 2003 were approximately $30,098,000 and $18,150,000, respectively, an increase of 65.8%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of net customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies.

Liquidity and Capital Resources

We experienced net cash inflows of approximately $24,609,000 from our operating activities during the six months ended June 30, 2004 compared to net cash outflows of approximately $3,321,000 from our operating activities during the six months ended June 30, 2003. The increase in operating cash inflows from the prior year is due primarily to an increase in net earnings and a greater increase in accounts receivable in 2003 relative to 2004.

We had a net outflow of cash from our investing activities for the six months ended June 30, 2004 and 2003 due to the purchase of property, plant and equipment.

We had a net outflow of cash from our financing activities for the six months ended June, 2004 and 2003 primarily due to the purchase of treasury stock.

During the first quarter of 2004, we completed our October 2002 $25 million stock repurchase program. However, prior to this, on October 22, 2003, the Board of Directors authorized a new stock repurchase program to repurchase through December 2008 up to an additional $25 million of our Class A Common Stock. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through July 27, 2004 (the day prior to the filing of the Form 10-Q) of 23.7 million shares at an aggregate cost totaling approximately $122,987,000. See Part II – Other Information, Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

No other material capital commitments exist at June 30, 2004. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2004. At June 30, 2004, we do not have any funded debt on our lines of credit and are in compliance with all relevant covenants under our credit facilities. We did not enter into off-balance sheet arrangements during the quarter or six months ended June 30, 2004 or 2003, nor did we have any off-balance sheet arrangements outstanding at June 30, 2004 or 2003.

Our working capital increased $20,465,000 to $197,851,000 at June 30, 2004 from $177,386,000 at December 31, 2003. Working capital increased during the six months ended June 30, 2004 mainly due to an increase in accounts receivable due to higher sales in the second quarter of 2004 compared to sales in the fourth quarter of 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which Item 7A is hereby incorporated by reference.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Disclosure controls and procedures include controls and other procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Commission’s rules and forms. Management necessarily applied its judgement in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee, that it will succeed in its stated objectives.

Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)	Changes in Internal Control Over Financial Reporting

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

ITEM 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by K-Swiss of K-Swiss Class A Common Stock during the second quarter of 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Approximate Dollar Value that May Yet Be Purchased Under the Program (A)
April 1 through
April 30, 2004	351,000	$19.45	351,000	$15,628,800
May 1 through
May 31, 2004	172,800	19.14	172,800	12,321,200
June 1 through
June 30, 2004	1,200	19.87	1,200	12,297,400

Total	525,000	$19.35	525,000	$12,297,400

(A)	In October 2003, the Board of Directors approved an additional $25 million stock repurchase program. This program expires in December 2008. At June 30, 2004, the number of shares purchased under this program was 632,460 and the remaining available yet to be purchased is $12,297,400.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held May 6, 2004.

(b)	The following directors were elected to serve until the 2005 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

Class A Directors	Class B Directors
David Lewin	Steven Nichols
Mark Louie	George Powlick
Lawrence Feldman
Stephen Fine
Martyn Wilford

(c)	Of the 25,182,456 shares of Class A Common Stock represented at the meeting, Class A Directors named in (b) above were elected with the following votes:

	Number of Votes Received
Name	For	Withheld
David Lewin	24,926,437	256,019
Mark Louie	24,997,463	184,993

(d)	Of the 8,526,734 shares of Class B Common Stock represented at the meeting, Class B Directors named in (b) above were elected with the following votes:

	Number of Votes Received
Name	For	Withheld
Steven Nichols	85,267,340	—
George Powlick	85,267,340	—
Lawrence Feldman	85,267,340	—
Stephen Fine	85,267,340	—
Martyn Wilford	85,267,340	—

(e)	Of the 25,182,456 shares of Class A and 8,526,734 shares of Class B Common Stock represented at the meeting, Grant Thornton LLP was ratified as the Company’s independent accountants for 2004:

Number of Votes Received
For	110,139,276
Against	295,355
Abstain	15,165

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Restated Certificate of Incorporation of K-Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002)

3.2	Amended and Restated Bylaws of K-Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1991)

4.1	Certificate of Designations of Class A Common Stock of K-Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K-Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K-Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K-Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.5	$400,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 originally issued to The Rug Warehouse, Inc. Pension Plan and Trust (incorporated by reference to exhibit 4.7 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.6	$100,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 issued to George E. Powlick (incorporated by reference to exhibit 4.8 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K-Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K-Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K-Swiss Inc. 1999 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.4	Form of Amendment No. 1 to K-Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K-Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003

10.12	Form of Indemnity Agreement entered into by and between K-Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.13	Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000 (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000)

10.14	Lease Agreement dated March 11, 1997 by and between K-Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.15	Business Loan Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001)

10.16	Amendment No. 2 to Business Loan Agreement, dated May 27, 2003, between the Company and Bank of America (incorporated by reference to exhibit 10.22 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.17	K-Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.18	K-Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

14.1	K-Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K-Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: July 27, 2004	By:	/s/ George Powlick
George Powlick,
Vice President Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
10.11	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003

31.1	Certification pursuant to Rule 13a-14 of the Exchange Act by the Company’s President and Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14 of the Exchange Act by the Company’s Chief Financial Officer

32	Certification pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002