Form 10-Q
period 2004-09-30
K SWISS INC
filed 2004-10-28
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at October 27, 2004:

Class A	25,736,679
Class B	8,530,734

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

K-SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129,021	$81,455
Accounts receivable, less allowance for doubtful accounts of $2,074 and $2,079 as of September 30, 2004 and December 31, 2003, respectively	57,855	51,006
Inventories	56,600	73,660
Prepaid expenses and other	6,253	4,760
Deferred taxes	4,717	3,014

Total current assets	254,446	213,895
PROPERTY, PLANT AND EQUIPMENT, net	8,192	8,596
OTHER ASSETS
Intangible assets (Note 5)	4,700	7,301
Other	5,036	4,838

	9,736	12,139

	$272,374	$234,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$19,160	$19,447
Accrued income taxes	563	347
Accrued liabilities	24,757	16,715

Total current liabilities	44,480	36,509
OTHER LIABILITIES	14,423	15,234
DEFERRED TAXES	3,936	3,360
STOCKHOLDERS’ EQUITY (Notes 7 and 8)
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 27,068,955 shares issued, 25,894,729 shares outstanding and 1,174,226 shares held in treasury at September 30, 2004 and 26,755,362 shares issued and outstanding at December 31, 2003	271	268
Class B – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,530,734 shares at September 30, 2004 and 8,682,734 shares at December 31, 2003	85	87
Additional paid-in capital	32,541	31,059
Treasury Stock	(23,629)	—
Retained earnings	196,449	143,427
Accumulated other comprehensive earnings -
Foreign currency translation	3,950	4,686
Net loss on hedge derivatives	(132)	—

	209,535	179,527

	$272,374	$234,630

The accompanying notes are an integral part of these statements.

K-SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Revenues	$395,723	$348,730	$135,799	$121,292
Cost of goods sold	214,455	190,167	74,050	68,246

Gross profit	181,268	158,563	61,749	53,046
Selling, general and administrative expenses	93,920	82,725	31,406	27,545

Operating profit	87,348	75,838	30,343	25,501
Interest income, net	552	451	252	87

Earnings from continuing operations before income taxes	87,900	76,289	30,595	25,588
Income tax expense (Note 9)	32,263	30,059	9,914	10,084

Earnings from continuing operations	55,637	46,230	20,681	15,504
Loss from discontinued operations, less applicable income tax benefit of $3,082 and $253 for the nine and three months ended September 30, 2003, respectively (Note 2)	—	(4,861)	—	(398)

NET EARNINGS	$55,637	$41,369	$20,681	$15,106

Earnings per common share (Note 3)
Basic:
Earnings from continuing operations	$1.59	$1.31	$0.59	$0.44
Loss from discontinued operations	—	(0.14)	—	(0.01)

Net Earnings	$1.59	$1.17	$0.59	$0.43

Diluted:
Earnings from continuing operations	$1.52	$1.22	$0.57	$0.41
Loss from discontinued operations	—	(0.13)	—	(0.01)

Net Earnings	$1.52	$1.09	$0.57	$0.40

Dividends declared per common share	$0.075	$0.02	$0.025	$0.01

Net Earnings	$55,637	$41,369	$20,681	$15,106
Other comprehensive (loss) earnings –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the nine months ended September 30, 2004 and 2003, respectively and $0 and $0 for the three months ended September 30, 2004 and 2003, respectively	(736)	1,983	258	76
Deferred loss on hedge derivatives, net of income tax benefit of $85 and $0 for the nine months ended September 30, 2004 and 2003, respectively and $85 and $0 for the three months ended September 30, 2004 and 2003, respectively	(132)	—	(132)	—

Comprehensive earnings	$54,769	$43,352	$20,807	$15,182

The accompanying notes are an integral part of these statements.

K-SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Net cash provided by operating activities	$74,731	$20,067

Cash flows from investing activities:
Purchase of property, plant and equipment	(900)	(1,033)
Proceeds from disposal of property, plant and equipment	9	—

Net cash used in investing activities	(891)	(1,033)

Cash flows from financing activities:
Purchase of treasury stock	(23,629)	(18,674)
Payment of dividends	(2,615)	(706)
Proceeds from stock options exercised	360	878

Net cash used in financing activities	(25,884)	(18,502)

Effect of exchange rate changes on cash	(390)	614

Net increase in cash and cash equivalents	47,566	1,146
Cash and cash equivalents at beginning of period	81,455	67,593

Cash and cash equivalents at end of period	$129,021	$68,739

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$206	$22
Income taxes	$34,276	$26,860

The accompanying notes are an integral part of these statements.

K-SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K-Swiss Inc. (the “Company” or “K-Swiss”) as of September 30, 2004 and the results of its operations and its cash flows for the nine and three months ended September 30, 2004 and 2003 have been included for the periods presented. The results of operations and cash flows for the nine and three months ended September 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003. Certain reclassifications have been made in the nine and three months ended September 30, 2003 presentation to conform to the nine and three months ended September 30, 2004 presentation.

2. National Geographic

In the fourth quarter of 2003, the Company reached an agreement with National Geographic to terminate its licensing agreement for $2.0 million. Operations of the National Geographic brand have been accounted for and shown as a discontinued operation in the accompanying financial information. The operations for National Geographic for the nine and three months ended September 30, 2003 are as follows (in thousands):

	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2003
Revenues	$602	$276
Cost of goods sold	6,031	496

Gross loss	(5,429)	(220)
Selling, general and administrative expenses	2,339	381

Operating loss	(7,768)	(601)
Interest expense, net	175	50
Income tax benefit	(3,082)	(253)

Loss from discontinued operations	$(4,861)	$(398)

3. Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2004		2003		2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,065	$1.59	35,413	$1.17	34,818	$0.59	35,384	$0.43
Effect of Dilutive Stock Options	1,511	(0.07)	2,479	(0.08)	1,458	(0.02)	2,565	(0.03)

Diluted EPS	36,576	$1.52	37,892	$1.09	36,276	$0.57	37,949	$0.40

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Options to purchase shares of common stock (in thousands)	18	200
Exercise prices	$23.45 – $23.71	$17.62 – $18.50
Expiration dates	December 2013 – February 2014	July 2013 – August 2013

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Options to purchase shares of common stock (in thousands)	214	—
Exercise prices	$19.26 – $23.71	—
Expiration dates	December 2013 –May 2014	—

4. Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure – an amendment of SFAS 123,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

During the nine months ended September 30, 2004 and 2003, 8,500 and 34,000 options, respectively, were granted at exercise prices below fair market value. During the three months ended September 30, 2004 there were no options that were granted at exercise process below fair market value and during the three months ended September 30, 2003, there were 2,000 options that were granted at exercise prices below fair market value. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits in the nine and three months ended September 30, 2004 and 2003 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, the Company’s net earnings and earnings per share would have been:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net earnings (in thousands)
As reported	$55,637	$41,369	$20,681	$15,106
Add stock-based employee compensation charges reported in net earnings	173	191	55	62
Less total stock-based employee compensation expense, determined under the fair value method	(1,429)	(1,224)	(499)	(432)

Pro forma	$54,381	$40,336	$20,237	$14,736

Basic earnings per share
As reported	$1.59	$1.17	$0.59	$0.43
Pro forma	1.55	1.14	0.58	0.42

Diluted earnings per share
As reported	$1.52	$1.09	$0.57	$0.40
Pro forma	1.49	1.06	0.56	0.39

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	September 30,
	2004	2003
Expected life (years)	5	7
Risk-free interest rate	3.38%	3.41%
Expected volatility	55%	57%
Expected dividend yield	0.5%	0.2%

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

	September 30, 2004	December 31, 2003
Goodwill	$4,618	$4,772
Trademarks	2,761	5,382
Other	8	8
Less accumulated amortization	(2,687)	(2,861)

	$4,700	$7,301

The changes in the carrying amount of goodwill and intangible assets is as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Beginning balance	$7,301	$8,107	$5,746	$7,297
Additions	175	—	—	—
Accretion/(amortization) of assets with finite lives	—	(62)	—	2
Impairment losses	(2,776)	(746)	(1,046)	—

Ending balance	$4,700	$7,299	$4,700	$7,299

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2004 to determine whether goodwill and intangible assets were impaired. In the first quarter of 2004, as a result of the annual reassessment and impairment test and after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Royal Elastics goodwill and trademark was impaired and recognized an impairment loss of $1,730,000. During the third quarter of 2004, after a subsequent review of sales, backlog, cash flows and marketing strategy, the Company determined that its remaining investment in the Royal Elastics goodwill and trademark was impaired and recognized an additional impairment loss of $1,046,000. In the first quarter of 2003, after a review of sales backlog, the Company determined based on estimated revenues, operating profits and cash flows that its investment in the National Geographic license was impaired and recognized an impairment loss of $746,000. See Note 2 for additional information on National Geographic.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Revenues from unrelated entities (1):
United States	$329,009	$304,027	$110,938	$105,326
Europe	36,107	22,629	12,728	7,529
Other International	30,607	22,074	12,133	8,437

	$395,723	$348,730	$135,799	$121,292

Inter-geographic revenues:
United States	$3,094	$2,198	$1,163	$765
Europe	98	128	—	32
Other International	10,295	7,109	3,276	2,257

	$13,487	$9,435	$4,439	$3,054

Total revenues:
United States	$332,103	$306,225	$112,101	$106,091
Europe	36,205	22,757	12,728	7,561
Other International	40,902	29,183	15,409	10,694
Less inter-geographic revenues	(13,487)	(9,435)	(4,439)	(3,054)

	$395,723	$348,730	$135,799	$121,292

Operating profit (loss):
United States (2)	$82,723	$81,897	$25,995	$27,339
Europe	4,177	(462)	3,081	(907)
Other International (2)	6,817	4,288	2,812	1,604
Less corporate expenses (3)	(10,147)	(14,507)	(3,186)	(4,545)
Eliminations	3,778	4,622	1,641	2,010

	$87,348	$75,838	$30,343	$25,501

	September 30, 2004	December 31, 2003
Identifiable assets:
United States	$117,557	$127,380
Europe	30,004	26,350
Other International	14,454	11,109
Corporate assets and eliminations (4)	110,359	69,791

	$272,374	$234,630

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.
(2)	For the nine months ended September 30, 2004, operating profit includes impairment losses of $2,776,000 on the Royal Elastics trademark and goodwill, of which $1,632,000 and $1,144,000 of impairment losses were recognized in the United States segment and Other International segment, respectively. For the three months ended September 30, 2004, operating profit includes impairment losses of $1,046,000 on the Royal Elastics trademark and goodwill, of which $616,000 and $430,000 of impairment losses were recognized in the United States segment and Other International segment, respectively.
(3)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology, human resources and legal which benefit the entire corporation and are not segment/region specific. The decrease in corporate expenses during the nine and three months ended September 30, 2004 is due to a decrease in bonus/incentive related expenses that was calculated in accordance with the Company’s bonus formula in 2004. The decrease in corporate expenses for the nine months ended September 30, 2004 is also due to the decrease in legal expenses as a result of the defense of two lawsuits which were settled in the second quarter of 2003.
(4)	Corporate assets include cash and cash equivalents and intangible assets.

During the nine months ended September 30, 2004 and 2003, approximately 20% and 28%, respectively, of revenues were attributable to one customer. During the three months ended September 30, 2004 and 2003, approximately 22% and 30%, respectively, of revenues were attributable to this same customer.

7. Financial Risk Management and Derivatives

The Company enters into foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual net cash inflow resulting from the sale of products to foreign customers and purchases from foreign suppliers will be materially affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The foreign exchange contracts are designated for firmly committed or forecasted purchases and sales. These transactions are expected to occur in less than one year.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions.

Substantially all derivatives entered into by the Company are designated as cash flow hedges. All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets. Unrealized loss positions are recorded as accrued liabilities. Changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction.

All derivatives are linked to specific firm commitments and forecasted transactions and are monitored to assess the past and prospective effectiveness. Fluctuations in the value of the hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. If it is determined that a hedge is not highly effective, the Company discontinues hedge accounting on the ineffective portion of the hedge and takes appropriate action to recognize the related amount residing in Other Comprehensive Earnings into current earnings.

The forward contracts generally require the Company to exchange Euros for U.S. dollars or Pounds Sterling for Euros at maturity, at rates agreed to at the inception of the contracts. The counterparties to derivative transactions are major financial institutions with investment grade or better credit ratings; however, the Company is exposed to credit risk with these institutions. The credit risk is limited to the unrealized gains in such contracts should these counterparties fail to perform as contracted.

Unrealized derivative gains and losses recorded in current assets and liabilities and amounts recorded in other comprehensive earnings are non-cash items and therefore are taken into account in the preparation of the consolidated statement of cash flows based on their respective balance sheet classifications.

At September 30, 2004, forward foreign exchange contacts with a notional value of $16,891,000 were outstanding to exchange various currencies (principally U.S. dollars and Euros) with maturities ranging from October 2004 to May 2005 to sell the equivalent of approximately $6,391,000 in foreign currencies at contracted rates and to buy $10,500,000 at contracted rates. These contracts have been designated as cash flow hedges. As of September 30, 2004, assets of $105,000 and liabilities of $310,000 have been recorded for the fair value of the foreign exchange contracts. Realized losses of $5,000 from cash flow hedges were recorded in cost of goods sold during the quarter and nine months ended September 30, 2004. There was no hedge ineffectiveness in the quarter and nine months ended September 30, 2004. The Company did not enter into any derivative financial instruments during 2003 and did not have any derivative financial instruments outstanding at September 30, 2003.

8. Stockholders’ Equity

Under its stock repurchase programs, the Company purchased 1,174,226 shares of Class A Common Stock during the nine months ended September 30, 2004 for a total expenditure of approximately $23,629,000.

9. Income Taxes

The Company’s effective tax rate was 32.4% and 36.7% for the quarter and nine months ended September 30, 2004, respectively, compared to 39.4% for the quarter and nine months ended September 30, 2003, respectively. The effective tax rate for the quarter and nine months ended September 30, 2004 is different than the statutory rate principally due to realizing net operating loss carry forwards of $475,000 and $568,000, respectively, as a result of the Company’s UK operation having become profitable in the third quarter of 2004 along with adjustments to the Company’s provision for state income taxes.

10. Recent Accounting Pronouncements

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.2	54.5	54.5	56.3
Gross profit	45.8	45.5	45.5	43.7
Selling, general and administrative expenses	23.7	23.7	23.1	22.7
Interest income, net	0.1	0.1	0.1	0.1
Earnings from continuing operations before income taxes	22.2	21.9	22.5	21.1
Income tax expense	8.1	8.6	7.3	8.3
Earnings from continuing operations	14.1	13.3	15.2	12.8
Loss from discontinued operations	—	(1.4)	—	(0.3)
Net earnings	14.1	11.9	15.2	12.5

Revenues

K-Swiss brand revenues increased to $133,911,000 for the quarter ended September 30, 2004 from $119,673,000 for the quarter ended September 30, 2003, an increase of $14,238,000 or 11.9%. K-Swiss brand revenues increased to $390,190,000 for the nine months ended September 30, 2004 from $343,960,000 for the nine months ended September 30, 2003, an increase of $46,230,000 or 13.4%. The increase for the quarter and nine months ended September 30, 2004 was the result of increases in the volume of footwear sold along with higher average wholesale prices per pair. The volume of footwear sold increased to 5,346,000 and to 15,207,000 pair for the quarter and nine months ended September 30, 2004, respectively, from 4,820,000 and 13,677,000 pair for the quarter and nine months ended September 30, 2003, respectively. The increase in the volume of footwear sold for the quarter ended September 30, 2004 was primarily the result of increased sales of the Classic, tennis and children’s shoes of 13.5%, 12.8% and 10.2%, respectively, offset by decreased sales of training shoes at 9.6%. This increase for the quarter ended September 30, 2004 was also the result of an increase in the average wholesale price per pair to $24.70 for the quarter ended September 30, 2004 from $24.51 for the quarter ended September 30, 2003, an increase of 0.8%, was due to the mix of sales. This increase for the nine months ended September 30, 2004 was also due to an increase in the average wholesale price per pair to $25.16 for the nine months ended September 30, 2004 from $24.71 for the nine months ended September 30, 2003, an increase of 1.8%, also due to the mix of sales.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Domestic
K-Swiss brand	$327,007	$302,657	8.0%	$110,289	$104,789	5.2%
Royal Elastics brand	2,002	1,370	46.1	649	537	20.9

Total domestic	$329,009	$304,027	8.2%	$110,938	$105,326	5.3%

International
K-Swiss brand	$63,183	$41,303	53.0%	$23,622	$14,884	58.7%
Royal Elastics brand	3,531	3,400	3.9	1,239	1,082	14.5

Total international	$66,714	$44,703	49.2%	$24,861	$15,966	55.7%

Total Revenues	$395,723	$348,730	13.5%	$135,799	$121,292	12.0%

Gross Margin

Overall gross profit margins, as a percentage of revenues, increased to 45.5% for the quarter ended September 30, 2004, from 43.7% for the quarter ended September 30, 2003. Overall gross profit margins, as a percentage of revenues, increased to 45.8% for the nine months ended September 30, 2004, from 45.5% for the nine months ended September 30, 2003. Gross profit margin for the quarter and nine months ended September 30, 2004 was affected by product mix changes, international sales becoming a larger portion of revenues and changes in our at-once business. Our gross margins may not be comparable to some of our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased to $31,406,000 (23.1% of revenues) for the quarter ended September 30, 2004, from $27,545,000 (22.7% of revenues) for the quarter ended September 30, 2003, an increase of $3,861,000 or 14.0%. Overall selling, general and administrative expenses increased to $93,920,000 (23.7% of revenues) for the nine months ended September 30, 2004, from $82,725,000 (23.7% of revenues) for the nine months ended September 30, 2003, an increase of $11,195,000 or 13.5%. The increase in selling, general and administrative expenses during the quarter ended September 30, 2004 was primarily due to an impairment recognition and an increase in advertising expenses offset by a decrease in compensation and compensation related expenses. The increase in selling, general and administrative expenses during the nine months ended September 30, 2004 was due to impairment recognition and increases in advertising and warehousing expenses offset by decreases in compensation and compensation related expenses and legal expenses. In the quarter and nine months ended September 30, 2004, impairment of $1,046,000 and $2,776,000, respectively, was recognized on the trademark and goodwill of the Royal Elastics brand based on many factors including the brand not growing as rapidly as we had expected. Advertising expenses increased 32.1% and 24.4%, for the quarter and nine months ended September 30, 2004, respectively, as part of a strategic effort to drive higher revenues. Warehousing expenses, excluding compensation and compensation related expenses, increased 18.2% for the nine months ended September 30, 2004, as a result of additional expenses incurred resulting from an increase in sales during the nine months ended September 30, 2004 and moving our warehouse location in Europe during the second quarter of 2004. Compensation and compensation related expenses, including commissions and bonus/incentive related expenses, decreased 9.7% and 1.2% for the quarter and nine months ended September 30, 2004, respectively, due to a decrease in bonus/incentive related expenses that was calculated in accordance with our bonus formula in the quarter and nine months ended September 30, 2004 offset by an increase in headcount and commissions (as a result of the increase in volume). Legal expenses decreased 66.8% for the nine months ended September 30, 2004, as a result of the defense of two lawsuits during the nine months ended September 30, 2003 which were settled in the second quarter of 2003. Corporate expenses of $3,186,000 and $4,545,000, for the quarter ended September 30, 2004 and 2003, respectively, and $10,147,000 and $14,507,000, for the nine months ended September 30, 2004 and 2003, respectively, are included in selling, general and administrative expenses. The decrease in corporate expenses during the quarter and nine months ended September 30, 2004 is due to decreases in bonus/incentive related expenses and legal expenses which have been explained above.

Interest, Other and Taxes

Overall net interest income was $252,000 (0.1% of revenues) and $552,000 (0.1% of revenues) for the quarter and nine months ended September 30, 2004, respectively, compared to $87,000 (0.1% of revenues) and $451,000 (0.1% of revenues) for the quarter and nine months ended September 30, 2003, respectively, representing an increase of $165,000 and $101,000 for the quarter and nine months ended September 30, 2004, respectively, compared to the same prior year periods, respectively. The increase in net interest income for the quarter ended September 30, 2004 is a result of higher average balances and higher average interest rates and the increase for the nine months ended September 30, 2004 is a result of higher average balances offset by lower average interest rates.

Our effective tax rate was 32.4% and 36.7% for the quarter and nine months ended September 30, 2004, respectively, compared to 39.4% for the quarter and nine months ended September 30, 2003, respectively. The decrease in the effective tax rates for the quarter and nine months ended September 30, 2004 is principally due to our UK operation having become profitable in the third quarter of 2004 thereby realizing net operating loss carry forwards of approximately $475,000 and $568,000 for the quarter and nine months ended September 30, 2004, respectively, along with adjustments to our provision for state income taxes.

The net loss from discontinued operations was $398,000 and $4,861,000 for the quarter and nine months ended September 30, 2003, respectively. Included in the nine months ended 2003 was a $4.1 million expense related to a guaranteed royalty payment commitment to National Geographic and a $746,000 impairment loss on the National Geographic license.

Net earnings increased 36.9% to $20,681,000, or $0.57 per share (diluted earnings per share), for the quarter ended September 30, 2004 from $15,106,000, or $0.40 per share (diluted earnings per share) for the quarter ended September 30, 2003. Net earnings increased 34.5% to $55,637,000, or $1.52 per share (diluted earnings per share), for the nine months ended September 30, 2004 from $41,369,000, or $1.09 per share (diluted earnings per share) for the nine months ended September 30, 2003.

Backlog

At September 30, 2004 and 2003 total futures orders with start ship dates from October 2004 and 2003 through March 2005 and 2004 were approximately $192,702,000 and $193,949,000, respectively, a decrease of 0.6%. The 0.6% decrease in total futures orders is comprised of a 0.6% increase in the fourth quarter 2004 future orders and a 1.4% decrease in the first quarter 2005 future orders. At September 30, 2004 and 2003, domestic futures orders with start ship dates from October 2004 and 2003 through March 2005 and 2004 were approximately $153,922,000 and $171,244,000, respectively, a decrease of 10.1%. At September 30, 2004 and 2003, international futures orders with start ship dates from October 2004 and 2003 through March 2005 and 2004 were approximately $38,780,000 and $22,705,000, respectively, an increase of 70.8%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of net customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies.

Liquidity and Capital Resources

We experienced net cash inflows of approximately $74,731,000 from our operating activities during the nine months ended September 30, 2004 compared to net cash inflows of approximately $20,067,000 from our operating activities during the nine months ended September 30, 2003. The increase in operating cash inflows from the prior year is due primarily to an increase in net earnings, a greater increase in accounts receivable in 2003 relative to 2004 and a greater decrease in inventories in 2004 relative to 2003.

We had a net outflow of cash from our investing activities for the nine months ended September 30, 2004 and 2003 due to the purchase of property, plant and equipment.

We had a net outflow of cash from our financing activities for the nine months ended September 30, 2004 and 2003 primarily due to the purchase of treasury stock.

During the first quarter of 2004, we completed our October 2002 $25 million stock repurchase program. However, prior to this, on October 22, 2003, the Board of Directors authorized a new stock repurchase program to repurchase through December 2008 up to an additional $25 million of our Class A Common Stock. On October 26, 2004, the Board of Directors authorized a new stock repurchase program to repurchase through December 2009 up to an additional 5,000,000 shares of our Class A Common Stock. We adopted these programs because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through October 27, 2004 (the day prior to the filing of the Form 10-Q) of 12.9 million shares at an aggregate cost totaling approximately $135,267,000. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No other material capital commitments exist at September 30, 2004. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2004. At September 30, 2004, we do not have any funded debt on our lines of credit and are in compliance with all relevant covenants under our credit facilities. We did not enter into off-balance sheet arrangements during the quarter or nine months ended September 30, 2004 or 2003, nor did we have any off-balance sheet arrangements outstanding at September 30, 2004 or 2003.

Our working capital increased $32,580,000 to $209,966,000 at September 30, 2004 from $177,386,000 at December 31, 2003. Working capital increased during the nine months ended September 30, 2004 mainly due to higher revenues in the first nine months of 2004 compared to revenues in first nine months of 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which Item 7A is hereby incorporated by reference, except as follows.

Foreign Exchange Rate Risk

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s historical primary risk exposures have been from changes in the rates between the U.S. dollar and the Euro. This trend is expected to continue. In 2004, the Company entered into forward exchange contracts to exchange Euros for U.S. dollars and Pounds Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

The Company enters into foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual net cash inflow resulting from the sale of products to foreign customers will be materially affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The foreign exchange contracts are designated for firmly committed or forecasted sales. These contracts are generally expected to occur in less than one year.

The forward contracts generally require the Company to exchange Euros for U.S. dollars or Pounds Sterling for Euros at maturity, at rates agreed at the inception of the contracts. The counterparties to derivative transactions are major financial institutions with investment grade or better credit ratings; however, the Company is exposed to credit risk with these institutions. The credit risk is limited to the unrealized gains in such contracts should these counterparties fail to perform as contracted.

At September 30, 2004, forward foreign exchange contacts with a notional value of $16,891,000 were outstanding to exchange various currencies (principally U.S. dollars and Euros) with maturities ranging from October 2004 to May 2005 to sell the equivalent of approximately $6,391,000 in foreign currencies at contracted rates and to buy $10,500,000 at contracted rates. These contracts have been designated as cash flow hedges. As of September 30, 2004, assets of $105,000 and liabilities of $310,000 have been recorded for the fair value of the foreign exchange contracts. Realized losses of $5,000 from cash flow hedges were recorded in cost of goods sold during the quarter and nine months ended September 30, 2004. There was no hedge ineffectiveness in the quarter and nine months ended September 30, 2004. The Company did not enter into any derivative financial instruments during 2003 and did not have any derivative financial instruments outstanding at September 30, 2003

The Company does not anticipate any material adverse effect on its operations or financial position relating to these foreign currency forward contracts. Based on the Company’s overall currency rate exposure at September 30, 2004, a 10% change in currency rates would not have had a material effect on the financial position, results of operations and cash flows of the Company.

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

(b)	Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c) The following table provides information with respect to purchases made by K-Swiss of K-Swiss Class A Common Stock during the third quarter of 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Approximate Dollar Value that May Yet Be Purchased Under the Program (A)
July 1 through July 31, 2004	—	$—	—	$12,297,400
August 1 through August 31, 2004	53,100	18.35	53,100	11,322,800
September 1 through September 30, 2004	416,926	19.76	416,926	3,086,100

Total	470,026	$19.60	470,026	$3,086,100

(A)	On October 23, 2003, the Company announced that its Board of Directors approved a $25 million stock repurchase program. This program expires on December 31, 2008. At September 30, 2004, the number of shares of K-Swiss Class A Common Stock purchased under this program was 1,102,486 and the remaining available yet to be purchased is $3,086,100. On October 28, 2004, the Company announced that its Board of Directors approved an additional stock repurchase program authorizing the repurchase of 5,000,000 shares of K-Swiss Class A Common Stock. No shares have been repurchased to date pursuant to this new program.

ITEM 3. Defaults Upon Senior Securities

      None.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

ITEM 5. Other Information

      None.

ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation of K-Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002)

3.2	Amended and Restated Bylaws of K-Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1991)

4.1	Certificate of Designations of Class A Common Stock of K-Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K-Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K-Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K-Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.5	$400,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 originally issued to The Rug Warehouse, Inc. Pension Plan and Trust (incorporated by reference to exhibit 4.7 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.6	$100,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 issued to George E. Powlick (incorporated by reference to exhibit 4.8 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K-Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K-Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K-Swiss Inc. 1999 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.4	Form of Amendment No. 1 to K-Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K-Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K-Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Form of Indemnity Agreement entered into by and between K-Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.13	Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000 (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000)

10.14	Employment Agreement between K-Swiss Inc. and Steven B. Nichols dated as of August 2, 2004

10.15	Lease Agreement dated March 11, 1997 by and between K-Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.16	Business Loan Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001)

10.17	Amendment No. 2 to Business Loan Agreement, dated May 27, 2003, between the Company and Bank of America (incorporated by reference to exhibit 10.22 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.18	K-Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.19	K-Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

14.1	K-Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K-Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: October 27, 2004	By:	/s/ George Powlick
George Powlick,
Vice President Finance, Chief Operating
Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
10.14	Employment Agreement between K-Swiss Inc. and Steven B. Nichols dated as of August 2, 2004

31.1	Certification pursuant to Rule 13a-14 of the Exchange Act by the Company’s President and Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14 of the Exchange Act by the Company’s Chief Financial Officer

32	Certification pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002