Form 10-K
period 2004-12-31
K SWISS INC
filed 2005-02-22
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    ☒  Yes    ☐  No

The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the Class A Common Stock on the Nasdaq National Market on such date was $527,958,380.

The number of shares of the Registrant’s Class A Common Stock outstanding at February 21, 2005 was 26,247,594 shares. The number of shares of the Registrant’s Class B Common Stock outstanding at February 21, 2005 was 8,380,128 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2005 Annual Stockholders Meeting are incorporated by reference into Part III.

K•SWISS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.	Business

Company History and General Strategy

K•Swiss Inc. designs, develops and markets an array of athletic footwear for high performance sports use, fitness activities and casual wear under the K•Swiss brand. We also design and manufacture footwear under the Royal Elastics brand. Royal Elastics, a wholly owned subsidiary, is a leading innovator of slip-on, laceless footwear. Sales of Royal Elastics brand were not significant during 2004.

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

On December 30, 1986, K•Swiss was purchased by an investment group led by our current President. Thereafter we recruited experienced management and reduced manufacturing costs by increasing offshore production and entering into new, lower cost purchasing arrangements. Our products are manufactured to our specifications by overseas suppliers predominately in China. In June 1991 and September 1992, we established operations in Taiwan and Europe, respectively, to broaden our distribution on a global scale.

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

K•Swiss is a corporation and was organized under the laws of the State of Delaware on April 16, 1990. The Company is successor in interest to K•Swiss Inc., a Massachusetts corporation, which in turn was successor in interest to K•Swiss Inc., a California corporation. Unless the context otherwise indicates, the terms “we,” “us,” “K•Swiss” and the “Company” as used herein refers to K•Swiss Inc. and its consolidated subsidiaries.

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

Presently, we compete in the Classic category (casual), training, basketball, tennis and children’s footwear. Each product category has certain styles designated as core products. Our core products offer style continuity and often include on-going improvement. We believe our core product program is a critical factor in attempting to achieve our goal of becoming the “retailers’ most profitable vendor.” The core program tends to minimize retailers’ markdowns and maximizes the effectiveness of marketing expenditures because of longer product life cycles.

The following table summarizes our K•Swiss brand footwear into categories and sets forth the approximate contribution to revenues (in dollars and as a percentage of revenues) attributable to each footwear category for the periods indicated. All footwear categories come in both men’s (approximately 50% of 2004 revenues) and women’s (approximately 31% of 2004 revenues). Most styles within each footwear category are offered in men’s, women’s and children’s.

	Revenues (1)
	Year Ended December 31,
	2004		2003		2002
K•Swiss Footwear Category	$	%	$	%	$	%
	(Dollar amounts in thousands)
Classic	$313,833	67%	$277,398	66%	$185,212	66%
Tennis/Court	28,867	6	23,395	6	16,386	6
Training	38,487	8	35,914	8	16,640	6
Children’s	86,113	18	78,046	19	58,067	20
Other (2)	5,661	1	4,735	1	5,897	2

Total	$472,961	100%	$419,488	100%	$282,202	100%

Domestic (3)	$392,889	83%	$368,701	88%	$245,058	87%

Foreign (3)	$80,072	17%	$50,787	12%	$37,144	13%

(1)	For purposes of this table, revenues do not include other domestic income and fees earned on sales by foreign licensees and distributors.

(2)	Other consists of apparel, accessories, sport sandals and blemished shoes.

(3)	Included in “Totals.”

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

The Classic originals segment contains shoes that we intend to carry in our product assortment for several years. They generally have shoe characteristics such as d-rings and five stripes, and, because they are multiple season shoes, we maintain significant inventory positions of this segment. Significant inventory positions allow for effective electronic data interchange (“EDI”) programs with retailers that fit into our strategy of attempting to become the retailers’ most profitable vendor. The other casual athletic styles category includes the K-S Collection which comprises shoes offered for several seasons and they generally do not contain d-rings and have diffused or no stripes. Sometimes inventory is maintained on these products. Other casual athletic styles also includes the Limited Edition segment which is generally meant as a one-season offering. They are generally fashionable type shoes that are purchased from factories based only on futures orders received from retailers.

In 2000, we entered the training performance category to compete with moderately priced running shoes and moderately priced cross training shoes. In 2004, we entered the basketball category, which is included in the training category in the above table.

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

In 2004, we used television as our largest single marketing expenditure. The campaign was run primarily on network and cable television, and was supported by several sports, music and general interest/fashion magazines.

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

Our footwear products are sold domestically through 44 independent regional sales representatives and 9 Company-employed sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These representatives sold to approximately 2,900, 3,000 and 2,900 separate accounts as of December 31, 2004, 2003 and 2002, respectively.

During 2004, the Foot Locker group of stores and affiliates accounted for approximately 21% of domestic revenues. See Note K to our Consolidated Financial Statements. No other customer accounted for more than 10% of total revenues during this period.

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

We maintain a customer service department consisting of 18 persons at our Westlake Village, California facility. The customer service department accepts orders for our products, handles inquiries and notifies retailers of the status of their orders. We have made a substantial investment in computer equipment for general customer support and service, as well as for distribution. See “Distribution.”

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

By the end of 2004, K•Swiss was working through 6 international subsidiaries and 16 distributors to market K•Swiss products in potentially 65 countries.

Distribution

During December 1997, we relocated our distribution facility. We maintain 371,000 square feet of warehouse space at two leased facilities in Mira Loma, California. See “Item 2. Properties.”

We purchase footwear from independent manufacturers located predominantly in China. The time required to fill new orders placed by us with our manufacturers is approximately five months. Such footwear is generally shipped in ocean containers and delivered to our facility in California. In some cases, large customers may receive containers of footwear directly from the manufacturer. Distribution to European customers and certain other European distributors is based out of the Netherlands office public distribution facility. We generally arrange shipment of other international orders directly from our independent manufacturers.

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

Manufacturing

In 2004, approximately 99% of our footwear products were manufactured in China and 1% in Taiwan. Although we have no long-term manufacturing agreements and compete with other athletic shoe companies for production facilities (including companies that are much larger than us), we believe that our relationships with our footwear producers are satisfactory and that we have the ability to develop, over time, alternative sources for our footwear. Our operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

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

During 2004, our apparel and accessory products were manufactured in China, Taiwan, Thailand, Korea and the United States by certain manufacturers selected by us.

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

Our footwear products are subject to the United States customs duties which range from 8.5% to 10.0% of factory cost on footwear made principally of leather to duties on synthetic footwear ranging from 6.0% to 20.0% plus, for certain styles, $0.90 per pair and duties on moderately priced textile footwear ranging from 20.0% to 37.5%, for certain styles. Currently, approximately 98% of our footwear volume is derived from sales of leather footwear and approximately 2% of our footwear volume is derived from sales of synthetic and textile footwear.

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

Backlog

At December 31, 2004 and 2003, total futures orders with start ship dates from January through June 2005 and 2004 were approximately $224,233,000 and $224,863,000, respectively, a decrease of 0.3%. The 0.3% decrease in total futures orders is comprised of a 6.0% decrease in the first quarter 2005 futures orders and a 9.4% increase in the second quarter 2005 futures orders. At December 31, 2004 and 2003, domestic futures orders with start ship dates from January through June 2005 and 2004 were approximately $170,291,000 and $193,390,000, respectively, a decrease of 11.9%. At December 31, 2004 and 2003, international futures orders with start ship dates from January through June 2005 and 2004 were approximately $53,942,000 and $31,473,000, respectively, an increase of 71.4%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog.

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

Employees

At December 31, 2004, we employed 242 persons in the United States, 176 persons in Taiwan and China, 48 persons in the United Kingdom, Germany and the Netherlands and 11 persons elsewhere.

Available Information

K•Swiss’ internet address is www.kswiss.com. We make available free of charge on or through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (“S.E.C.”). Materials K•Swiss files with the S.E.C. may be read and copied at the S.E.C.’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the S.E.C at 1-800-SEC-0330. The S.E.C. also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the S.E.C. at www.sec.gov. The Company will provide a copy of any of the foregoing documents to stockholders upon request.

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

On December 15, 2004, a special meeting of stockholders of K•Swiss was held. There were 20,902,617 shares of Class A Common Stock and 8,528,734 shares of Class B Common Stock represented at the meeting.

(i)	An amendment to the Company’s 1999 Stock Incentive Plan to increase the number of shares subject thereto from 3,600,000 to 4,600,000 and to approve and ratify the Company’s 1999 Stock Incentive Plan, as amended and restated, was approved with the following votes:

	Class A Votes	Class B Votes
For	16,490,254	85,287,340
Against	4,372,944	—
Abstain	39,419	—

(ii)	An amendment to the Company’s Economic Value Added Bonus Plan, as amended, to comply with Section 162(m) of the Internal Revenue Code, was approved with the following votes:

	Class A Votes	Class B Votes
For	20,345,514	85,287,340
Against	518,088	—
Abstain	39,015	—

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

K•Swiss Inc.’s Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers (now the Nasdaq National Market) upon completion of our initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 2004 and 2003 as reported by Nasdaq were as follows:

	March 31,	June 30,	September 30,	December 31,
2004
Low	$21.41	$17.91	$17.06	$18.90
High	28.45	26.30	20.79	30.01
2003
Low	$10.61	$12.18	$16.75	$17.75
High	13.03	18.50	21.50	25.18

The Class A Common Stock is listed on the Nasdaq National Market under the symbol KSWS.

The number of stockholders of record of the Class A Common Stock on December 31, 2004 was 117. However, based on available information, we believe that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 10,100.

There is currently no established public trading market for our Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 2004 was 11.

Dividend Policy

The Board declared a quarterly dividend of 0.5 cents per share to stockholders of record as of the close of business on the last day of the first and second quarters of 2003. The Board declared a quarterly dividend of 1 cent per share to stockholders of record as of the close of business on the last day of the third quarter of 2003. The Board declared a quarterly dividend of 2 cents per share to stockholders of record as of the close of business on the last day of the fourth quarter of 2003. The board declared a quarterly dividend of 2.5 cents per share to stockholders of record as of the close of business on the last day of the first, second, third and fourth quarters of 2004. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. We are currently limited in the extent to which we are able to pay dividends under our revolving credit agreement. See Note D to our Consolidated Financial Statements.

Purchases of Equity Securities

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the fourth quarter of 2004:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value or Number of Shares that May Yet Be Purchased Under the Program
October 1 through October 31, 2004	158,050	$19.42	158,050	$17,100 (A)
November 1 through November 30, 2004	—	—	—	$17,100 (A)
December 1 through December 31, 2004	11,120	27.17	11,120	4,989,510 shares (A), (B)

Total	169,170	$19.93	169,170	4,989,510 shares (B)

(A)	In October 2003, the Board of Directors approved an additional $25 million stock repurchase program. This program was completed in December 2004. We repurchased these shares on the open market.

(B)	In October 2004, the Board of Directors approved an additional 5,000,000 share repurchase program. This program expires in December 2009. We repurchased these shares on the open market.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2004 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Income Statement Data
Revenues (1)	$484,079	$429,162	$289,593	$237,252	$223,102
Cost of goods sold	262,859	235,603	159,026	137,978	132,888

Gross profit	221,220	193,559	130,567	99,274	90,214
Selling, general and administrative expenses (1)	122,262	106,267	79,258	60,722	58,773

Operating profit	98,958	87,292	51,309	38,552	31,441
Interest income, net	1,038	699	1,058	1,827	3,597

Earnings from continuing operations before income taxes	99,996	87,991	52,367	40,379	35,038
Income tax expense	28,745	34,199	20,554	16,074	13,979

Earnings from continuing operations	71,251	53,792	31,813	24,305	21,059
Loss from discontinued operations, less applicable income taxes (2)	—	(3,736)	(3,116)	(996)	—

Net earnings	$71,251	$50,056	$28,697	$23,309	$21,059

Earnings per share
Basic:
Earnings from continuing operations	$2.04	$1.52	$0.87	$0.63	$0.51
Loss from discontinued operations	—	(0.11)	(0.09)	(0.03)	—

Net earnings	$2.04	$1.41	$0.78	$0.60	$0.51

Diluted:
Earnings from continuing operations	$1.96	$1.42	$0.81	$0.59	$0.49
Loss from discontinued operations	—	(0.10)	(0.08)	(0.02)	—

Net earnings	$1.96	$1.32	$0.73	$0.57	$0.49

Dividends declared per common share	$0.100	$0.040	$0.019	$0.015	$0.015

Weighted average number of shares outstanding
Basic	34,917	35,396	36,700	38,591	41,131
Diluted (3)	36,433	37,913	39,415	40,947	43,000

Balance Sheet Data (at period end)
Current assets	$271,533	$213,895	$163,793	$140,888	$142,677
Current liabilities	52,964	36,509	30,875	21,934	22,109
Total assets	294,877	234,630	183,883	160,799	157,427
Total debt (4)	6,750	—	—	—	1,046
Stockholders’ equity	226,830	179,527	139,793	124,359	120,219

(1)	Freight billed to customers has been reclassified from selling, general and administrative expenses to revenues for the years ended December 31, 2001 and 2000 in the amounts of $1,207,000 and $1,473,000, respectively.

(2)	In the fourth quarter of 2003, the Company agreed with National Geographic to end our licensing agreement. Operations of the National Geographic brand have been accounted for as a discontinued operation.

(3)	Includes common stock and dilutive potential common stock (options).

(4)	Includes all interest-bearing debt and capital lease obligations, but excludes outstanding letters of credit ($1,682,000, $2,083,000, $4,560,000, $3,517,000 and $5,021,000 as of December 31, 2004, 2003, 2002, 2001, and 2000, respectively).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of our training shoe line; market acceptance of new Limited Edition product; market acceptance of our basketball shoe line; market acceptance of non-performance product in Europe; market acceptance of Royal Elastics footwear; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; difficulties in implementing, operating and maintaining our increasingly complex information systems and controls; concentration of production in China; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain, due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

The Company designs, develops and markets athletic footwear for high performance sports use, fitness activities and casual wear under the K•Swiss brand, and also designs and manufactures footwear under the Royal Elastics brand. Royal Elastics is our wholly owned subsidiary. The categories of footwear we sell is explained in more detail in Item 1, under the subheading, “Products.” We market our products in the United States (through our sales executives and independent sales representatives) primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores. We also sell our products through our website and to a number of foreign distributors.

In 2004, approximately 99% of our footwear products were manufactured in China. We have no long-term manufacturing agreements, but we believe that our relationships with our producers are satisfactory and that we will have the ability to develop alternative sources for our footwear. Our operations could, however, be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

Because we record revenues when title passes and the risks and rewards of ownership have passed to the customer, our revenues may fluctuate in cases when our customers delay accepting shipment of products. Our total revenues increased 12.8% in 2004 from 2003, due to an increase in the volume of footwear sold and an increase in the average underlying wholesale price, and our overall gross profit margins, as a percentage of revenues, were 45.7% and 45.1% in 2004 and 2003, respectively. Likewise, our overall selling, general and administrative expenses also increased to 25.3% of revenues in 2004 from 24.8% of revenues in 2003.

At December 31, 2004, our total futures orders with start ship dates from January through June 2005 were $224,233,000, a decrease of 0.3% from the comparable period of the prior year. Of this amount, domestic futures orders were $170,291,000, a decrease of 11.9%, and international futures orders were $53,942,000, an increase of 71.4%. Notwithstanding the foregoing, we recognize that the athletic footwear industry is highly competitive. Each of the largest makers of footwear have substantially greater financial, distribution and marketing resources as well as greater brand awareness than us.

In 2004, our largest single marketing expenditure was television. Our marketing campaign was run mainly on network and cable television, and was supported by sports, music and general interest/fashion magazines. Our independent sales representatives sold to approximately 2,900 separate accounts as of December 31, 2004 (down from 3,000 as of December 31, 2003). Internationally, by the end of 2004, we were working through 6 international subsidiaries and 16 distributors to market our products in potentially 65 countries. Also, during 2004, the Foot Locker group of stores and its affiliates accounted for approximately 20% of total revenues.

In 2004, we had a net cash inflow of approximately $85,841,000 from continuing operating activities and a net cash outflow from investing activities due to the net purchase of property, plant and equipment. We anticipate future cash needs for principal repayments required pursuant to any borrowings under our lines of credit and, depending on future growth, additional funds may be required by operating activities.

At December 31, 2004 we had $6,750,000 of debt and there was no debt outstanding at December 31, 2003 (excluding outstanding letters of credit of $1,682,000 and $2,083,000 at December 31, 2004 and 2003, respectively), and our working capital increased $41,183,000 to approximately $218,569,000 at December 31, 2004 from $177,386,000 at December 31, 2003.

In December 2004, pursuant to the American Jobs Creation Act of 2004, we repatriated dividends of $22,700,000 related to foreign subsidiary earnings which were not considered indefinitely invested. We will receive an 85% dividends received deduction for eligible dividends, resulting in a lower effective tax rate. We will use these funds on qualified expenditures in the United States in accordance with our approved Domestic Reinvestment Plan.

On October 28, 2004, our Board of Directors authorized a new stock repurchase program to repurchase up to an additional 5,000,000 shares of Class A Common Stock from time to time on the open market. This program was adopted because we believe repurchasing our shares can be a good use of excess cash. At December 31, 2004, there remains authorization to repurchase approximately 4,990,000 shares under this stock repurchase program.

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

	Year ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	54.3	54.9	54.9
Gross profit	45.7	45.1	45.1
Selling, general and administrative expenses	25.3	24.8	27.4
Interest income, net	0.2	0.2	0.4
Earnings from continuing operations before income taxes	20.6	20.5	18.1
Income tax expense	5.9	8.0	7.1
Earnings from continuing operations	14.7	12.5	11.0
Loss from discontinued operations	—	(0.8)	(1.1)
Net earnings	14.7	11.7	9.9

2004 Compared to 2003

Revenue and Gross Margin

Total revenues increased 12.8% to $484,079,000 in 2004 from $429,162,000 in 2003. This increase was attributable to an increase in the volume of footwear sold and an increase in the average underlying wholesale price per pair. The volume of footwear sold increased 12.3% to 19,014,000 pair in 2004 from 16,939,000 pair in 2003. The average wholesale price per pair was $24.94 in 2004 and $24.81 in 2003.

Domestic revenues increased 6.7% to $397,390,000 in 2004 from $372,443,000 in 2003. International product revenues increased 54.8% in 2004 to $84,603,000 from $54,640,000 in 2003. Fees earned by the Company on sales by foreign licensees and distributors were $2,086,000 for 2004 and $2,079,000 for 2003. International revenues, as a percentage of total revenues, increased to 17.9% in 2004 from 13.2% in 2003.

K•Swiss brand revenues increased 12.6% to $477,209,000 in 2004 from $423,696,000 in 2003. This increase was the result of an increase in the volume of footwear sold at slightly higher average wholesale prices per pair. The volume of footwear sold increased 11.8% to 18,683,000 pair in 2004 from 16,718,000 pair in 2003. The average wholesale price per pair was $25.03 in 2004 and $24.83 in 2003. The major changes in volume for footwear categories are as follows: Classics, training (includes basketball), tennis and children’s categories increased 12.1%, 8.6%, 20.9% and 10.1%, respectively.

Royal Elastics brand revenues increased 25.7% to $6,870,000 in 2004 (33% domestic) from $5,466,000 in 2003 (28% domestic).

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

At December 31, 2004, domestic and international futures orders with start ship dates from January through June 2005 were approximately $170,291,000 and $53,942,000, respectively, 11.9% lower and 71.4% higher, respectively, than such orders were at December 31, 2003 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of “future” and “at-once” orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Overall gross profit margins, as a percentage of revenues, were 45.7% in 2004 and 45.1% in 2003. Gross profit margin for 2004 was affected by product mix changes, international sales becoming a larger portion of revenues and changes in our at-once business. Our gross margins may not be comparable to some of our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased 15.1% to $122,262,000 (25.3% of revenues) in 2004 from $106,267,000 (24.8% of revenues) in 2003. The increase in the amounts for the year ended December 31, 2004 compared to the year ended December 31, 2003 were due to an impairment recognition and increases in advertising, bad debt and warehousing expenses offset by decreases in compensation and compensation related expenses and legal expenses. During the year ended December 31, 2004, impairment of $2,776,000 was recognized on the trademark and goodwill of the Royal Elastics brand based on many factors including the brand not growing as rapidly as we had expected. Advertising expenses increased 35.0% for the year December 31, 2004, as part of a strategic effort to drive higher revenues. Bad debt expenses increased 133.4% for the year ended December 31, 2004 as a result of the write-off of The Athlete’s Foot account as a result of the bankruptcy of that company. Warehousing expenses, excluding compensation and compensation related expenses, increased 13.9% for the year ended December 31, 2004, as a result of additional expenses incurred resulting from an increase in sales during the year ended December 31, 2004 and moving our warehouse location in Europe during the second quarter of 2004. Compensation and compensation related expenses, including commissions and bonus/incentive related expenses, decreased 6.9% for the year ended December 31, 2004, due to a decrease in bonus/incentive related expenses that was calculated in accordance with our bonus formula for the year ended December 31, 2004 offset by an increase in headcount and commissions (as a result of the increase in volume). Legal expenses decreased 53.9% for the year ended December 31, 2004, as a result of the defense and settlement of two lawsuits during the year ended December 31, 2003. Corporate expenses of $12,686,000 and $18,835,000, for the years ended December 31, 2004 and 2003, respectively, are included in selling, general and administrative expenses. The decrease in corporate expenses during the year ended December 31, 2004 is due to decreases in bonus/incentive related expenses and legal expenses which have been explained above.

Interest, Other and Taxes

Overall net interest income was $1,038,000 (0.2% of revenues) in 2004 compared to $699,000 (0.2% of revenues) in 2003, an increase of $339,000 or 48.5%. This increase in net interest income was the result of higher average balances and higher average interest rates, offset slightly by interest expense on our lines of credit.

Our effective tax rate was 28.7% and 38.9% in 2004 and 2003, respectively. The $3,899,000 and $3,965,000 income tax benefit of options exercised during 2004 and 2003, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate. The decrease in the effective tax rate for the year ended December 31, 2004 is principally attributed to repatriating dividends of $22,700,000 related to foreign subsidiaries earnings, which were not considered indefinitely invested, with an 85% dividends received deduction, for eligible dividends, under the American Jobs Creation Act of 2004. We will use these funds on qualified expenditures in the United States in accordance with our approved Domestic Reinvestment Plan. The lower effective tax rate is also due to our UK operation having become profitable in 2004 thereby realizing net operating loss carryforwards of approximately $3,190,000 for the year ended December 31, 2004, and adjustments to our provision for state income taxes.

The net loss from discontinued operations was $3,736,000 in 2003. Included in 2003 was a $2,000,000 settlement to terminate our agreement with National Geographic and a $746,000 impairment loss on the National Geographic license.

Net earnings increased 42.3% to $71,251,000 or $1.96 per share (diluted earnings per share) in 2004 from $50,056,000 or $1.32 per share (diluted earnings per share) in 2003.

2003 Compared to 2002

Revenue and Gross Margin

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

Royal Elastics brand revenues increased 43.4% to $5,466,000 in 2003 (28% domestic) from $3,813,000 in 2002 (27% domestic).

Overall gross profit margins, as a percentage of revenues, were 45.1% in 2003 and 2002.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased 34.1% to $106,267,000 (24.8% of revenues) in 2003 from $79,258,000 (27.4% of revenues) in 2002. The increase in the amounts for the year ended December 31, 2003 compared to the year ended December 31, 2002 was due to several factors. Advertising expenses increased 37.8% as part of a strategic effort to drive higher revenues for the year ended December 31, 2003. Compensation expenses, which includes commissions and bonus related expenses, increased 44.9% due to an increase in headcount (as a result of the increase in volume) and as a result of an increase in revenues and earnings. Legal expenses increased 35.2% during the year ended December 31, 2003 in connection with the defense and settlement of two lawsuits. Corporate expenses of $18,835,000 and $12,887,000 for the years ended December 31, 2003 and 2002, respectively, are included in selling, general and administrative expenses. The increase in corporate expenses for the year ended December 31, 2003, was primarily due to an 85.0% increase in compensation and bonus related expenses, as a result of an increase in earnings, and a 35.2% increase in legal expenses in connection with the defense and settlement of two lawsuits.

Interest, Other and Taxes

Overall net interest income was $699,000 (0.2% of revenues) in 2003 compared to $1,058,000 (0.4% of revenues) in 2002, a decrease of $359,000 or 33.9%. This decrease in net interest income was the result of significantly lower average interest rates as well as lower average balances.

Our effective tax rate was 38.9% and 39.2% in 2003 and 2002, respectively. The $3,965,000 and $4,474,000 income tax benefit of options exercised during 2003 and 2002, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate.

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

Liquidity and Capital Resources

We experienced a net cash inflow of approximately $85,481,000, $34,904,000 and $30,330,000 from our continuing operating activities during 2004, 2003 and 2002, respectively. Cash provided by continuing operations in 2004 increased from 2003 due primarily to an increase in earnings from continuing operations and differences in the amounts in changes in inventories and accounts payable and accrued liabilities, offset by changes in deferred income taxes. Cash provided by continuing operations in 2003 increased from 2002 due primarily to differences in the amounts of changes in inventories, accounts receivable and accounts payable and accrued liabilities, as well as an increase in earnings from continuing operations.

We had a net outflow of cash from our investing activities during 2004 and 2003 due to the net purchase of property, plant and equipment.

In 2004 and 2003, the net outflow of cash from our financing activities was used for the purchase of our outstanding stock under our current stock repurchase program and to pay cash dividends, partially offset by proceeds from stock options exercised. In addition in 2004, the net outflow of cash was also offset by borrowings on our lines of credit.

We anticipate future cash needs for principal repayments required pursuant to our borrowings under our lines of credit facilities. In addition, depending on our future growth rate, additional funds may be required by operating activities. No other material capital commitments exist at December 31, 2004. With continued use of our revolving credit facility (as discussed below), we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2005.

In the fourth quarter of 2004, we completed our October 2003 $25 million stock repurchase program. However, prior to this, on October 26, 2004, the Board of Directors authorized a new stock repurchase program to repurchase through December 2009 up to an additional 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through February 21, 2005 (the day prior to the filing of the Form 10-K) of 24.4 million shares at an aggregate cost totaling approximately $136,275,000, at an average price of $5.58 per share. See Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In May 2003, we signed an amendment to our July 2001 agreement with a bank whereby we may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $13,496,000 at December 31, 2004. This facility currently expires in July 2005. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at our discretion and with certain restrictions, other market based rates. We pay a commitment fee of 1/8% of the unused line for availability of the credit facility. We must meet certain restrictive financial covenants as agreed upon in the facility.

Our Asian offices have agreements with a bank whereby they can borrow up to $5,250,000 in the form of unsecured revolving credit facilities. The unused portion of these credit facilities was $500,000 at December 31, 2004. Interest is to be paid at LIBOR plus 1.25%. The interest rate at December 31, 2004 was 3.71%. In January 2005, the bank increased these credit facilities to $12,250,000, to fund our short-term international working capital needs. This facility currently expires in July 2005.

Our European offices have agreements with a bank whereby they can borrow up to $4,500,000 in the form of unsecured revolving credit facilities. The unused portion of these credit facilities, which includes letters of credit and bankers acceptances, was $2,322,000 at December 31, 2004. Interest is to be paid on one facility at a rate of LIBOR plus 1.25% and on the other facility at IBOR plus 1.25%. The interest rates at December 31, 2004 were 3.71% and 3.67%, respectively. These facilities currently expire in July 2005.

At December 31, 2004 there was debt outstanding of $6,750,000 and there was no debt at December 31, 2003 (excluding outstanding letters of credit of $1,682,000 and $2,083,000 at December 31, 2004 and 2003, respectively). The borrowings on our lines of credit occurred in mid-December 2004, and approximately $5,000 in interest expense was recognized during the year ended December 31, 2004 related to these lines of credit. The increase in debt was to fund our short-term working capital needs of our international subsidiaries.

At December 31, 2004, we were in compliance with all relevant covenants under each of the credit facilities described above.

Our working capital increased $41,183,000 to $218,569,000 at December 31, 2004 from $177,386,000 at December 31, 2003. Working capital increased during 2004 mainly due to higher revenues in 2004 compared to 2003.

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

Contractual Obligations

At December 31, 2004, our significant contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Operating lease obligations	$4,989	$2,400	$2,474	$115	$—
Product purchase obligations (1)	58,141	58,141	—	—	—

Total	$63,130	$60,541	$2,474	$115	$—

(1)	We generally order product four to five months in advance of sales based primarily on advanced future orders received from customers. The amounts listed for product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during 2004 or 2003, nor did we have any off-balance sheet arrangements outstanding at December 31, 2004 or 2003.

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

Foreign Exchange Rate Risk

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s historical primary risk exposures have been from changes in the rates between the U.S. dollar and the Euro. This trend is expected to continue. In 2004, the Company entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pounds Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

The Company enters into forward foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual net cash inflow resulting from the sale of products to foreign customers will be materially affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The forward foreign exchange contracts are designated for firmly committed or forecasted sales. These contracts are generally expected to occur in less than one year.

The forward foreign exchange contracts generally require the Company to exchange Euros for U.S. dollars or Pounds Sterling for Euros at maturity, at rates agreed at the inception of the contracts. The counterparties to derivative transactions are major financial institutions with investment grade or better credit ratings; however, the Company is exposed to credit risk with these institutions. The credit risk is limited to the unrealized gains in such contracts should these counterparties fail to perform as contracted.

At December 31, 2004, forward foreign exchange contacts with a notional value of $20,966,000 were outstanding to exchange various currencies (principally U.S. dollars and Euros) with maturities ranging from January 2005 to August 2005 to sell the equivalent of approximately $8,066,000 in foreign currencies at contracted rates and to buy $12,900,000 at contracted rates. These contracts have been designated as cash flow hedges. As of December 31, 2004, assets of $223,000 and liabilities of $1,190,000 have been recorded for the fair value of the forward foreign exchange contracts. Realized gains of $46,000 from cash flow hedges were recorded in cost of goods sold during the year ended December 31, 2004. Realized gains of $14,000 were recorded on the cash flow hedges in selling, general and administrative expenses due to hedge ineffectiveness during the year ended December 31, 2004. The Company did not enter into any derivative financial instruments during 2003 and did not have any derivative financial instruments outstanding at December 31, 2003.

The Company does not anticipate any material adverse effect on its operations or financial position relating to these forward foreign exchange contracts. Based on the Company’s overall currency rate exposure at December 31, 2004, a 10% change in currency rates would not have had a material effect on the financial position, results of operations and cash flows of the Company.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its short-term borrowings on its working capital lines of credit. A 10% change in interest rates would not have had a material effect on the financial position, results of operations and cash flows of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

K•Swiss Inc.

We have audited management’s assessment, included in the accompanying K•Swiss Inc. Management’s Report on Internal Control Over Financial Reporting, that K•Swiss Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). K•Swiss Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design of the operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that K•Swiss Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, K•Swiss Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K•Swiss Inc. as of December 31, 2004 and 2003, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated January 31, 2005 expressed an unqualified opinion.

/s/ GRANT THORNTON

Los Angeles, California

January 31, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of K•Swiss Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or supervised by, the Company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Grant Thornton LLP, the registered public accounting firm that audited the Company’s financial statements, have issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

January 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

K•Swiss Inc.

We have audited the consolidated balance sheets of K•Swiss Inc. as of December 31, 2004 and 2003, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K•Swiss Inc. as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of K•Swiss Inc. for each of the three years in the period ended December 31, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of K•Swiss Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2005, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Los Angeles, California

January 31, 2005

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands)

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note A4)	$144,857	$81,455
Accounts receivable, less allowance for doubtful accounts of $2,009 and $2,079 for 2004 and 2003, respectively (Notes A13 and K)	49,411	50,879
Inventories (Note A5)	64,901	73,787
Prepaid expenses and other	7,710	4,760
Deferred taxes (Notes A9 and G)	4,654	3,014

Total current assets	271,533	213,895
PROPERTY, PLANT AND EQUIPMENT, net (Notes A6, A7 and B)	8,228	8,596
OTHER ASSETS
Intangible assets (Notes A7, A8, C and L)	4,700	7,301
Deferred taxes (Notes A9 and G)	5,305	—
Other	5,111	4,838

	15,116	12,139

	$294,877	$234,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit (Note D)	$6,750	$—
Trade accounts payable	22,262	19,359
Accrued liabilities (Note E)	23,952	17,150

Total current liabilities	52,964	36,509
OTHER LIABILITIES (Note F)	15,083	15,234
DEFERRED TAXES (Notes A9 and G)	—	3,360

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS’ EQUITY (Notes D and J)
Preferred Stock—authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A-authorized 90,000,000 shares of $0.01 par value; 27,536,890 shares issued, 26,193,494 shares outstanding and 1,343,396 shares held in treasury at December 31, 2004 and 26,755,362 shares issued and outstanding at December 31, 2003	275	268
Class B-authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,411,028 shares at December 31, 2004 and 8,682,734 shares at December 31, 2003	84	87
Additional paid-in capital	36,692	31,059
Treasury Stock	(27,000)	—
Retained earnings	211,193	143,427
Accumulated other comprehensive earnings— Foreign currency translation (Note A10)	6,871	4,686
Net loss on hedge derivatives (Note A12)	(1,285)	—

	226,830	179,527

	$294,877	$234,630

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

Year Ended December 31,

(Dollar amounts in thousands, except per share amounts)

	2004	2003	2002
Revenues (Notes A13, K and N)	$484,079	$429,162	$289,593
Cost of goods sold (Note A14)	262,859	235,603	159,026

Gross profit	221,220	193,559	130,567
Selling, general and administrative expenses (Notes A13 through A16)	122,262	106,267	79,258

Operating profit	98,958	87,292	51,309
Interest income, net	1,038	699	1,058

Earnings from continuing operations before income taxes	99,996	87,991	52,367
Income tax expense (Notes A9 and G)	28,745	34,199	20,554

Earnings from continuing operations	71,251	53,792	31,813
Loss from discontinued operations, less applicable income tax benefit of $2,360 and $1,983 for the years ended December 31, 2003 and 2002, respectively (Note L)	—	(3,736)	(3,116)

NET EARNINGS	$71,251	$50,056	$28,697

Earnings per common share (Notes A17 and A18)
Basic:
Earnings from continuing operations	$2.04	$1.52	$0.87
Loss from discontinued operations	—	(0.11)	(0.09)

Net Earnings	$2.04	$1.41	$0.78

Diluted:
Earnings from continuing operations	$1.96	$1.42	$0.81
Loss from discontinued operations	—	(0.10)	(0.08)

Net Earnings	$1.96	$1.32	$0.73

Dividends declared per common share (Note D)	$0.100	$0.040	$0.019

Net Earnings	$71,251	$50,056	$28,697
Other comprehensive earnings (loss), net of tax—
Foreign currency translation adjustments, net of income taxes of $0, $0 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively (Note A10)	2,185	4,266	1,188
Deferred loss on hedge derivatives, net of income tax benefit of $0, $0 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively (Note A12)	(1,285)	—	—

Comprehensive Earnings	$72,151	$54,322	$29,885

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three years ended December 31, 2004

(Dollar amounts in thousands)

	Common Stock				Additional paid-in capital	Treasury Stock		Retained earnings	Accumulated other comprehensive earnings	Total
	Class A		Class B			Class A
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2002	44,913,588	$449	11,613,912	$116	$40,940	19,536,128	$(68,686)	$152,308	$(768)	$124,359
Conversion of shares (Note J)	1,129,566	11	(1,129,566)	(11)	—	—	—	—	—	—
Exercise of options (Note J)	1,240,748	13	—	—	2,198	—	—	—	—	2,211
Income tax benefit of options exercised	—	—	—	—	4,474	—	—	—	—	4,474
Purchase of treasury stock	—	—	—	—	—	2,080,200	(20,449)	—	—	(20,449)
Dividends paid (Note D)	—	—	—	—	—	—	—	(687)	—	(687)
Net earnings for the year	—	—	—	—	—	—	—	28,697	—	28,697
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	1,188	1,188

Balance at December 31, 2002	47,283,902	473	10,484,346	105	47,612	21,616,328	(89,135)	180,318	420	139,793
Conversion of shares (Note J)	1,801,612	18	(1,801,612)	(18)	—	—	—	—	—	—
Exercise of options (Note J)	706,976	7	—	—	2,289	—	—	—	—	2,296
Income tax benefit of options exercised	—	—	—	—	3,965	—	—	—	—	3,965
Purchase of treasury stock	—	—	—	—	—	1,420,800	(19,434)	—	—	(19,434)
Retirement of treasury stock	(23,037,128)	(230)	—	—	(22,807)	(23,037,128)	108,569	(85,532)	—	—
Dividends paid (Note D)	—	—	—	—	—	—	—	(1,415)	—	(1,415)
Net earnings for the year	—	—	—	—	—	—	—	50,056	—	50,056
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	4,266	4,266

Balance at December 31, 2003	26,755,362	268	8,682,734	87	31,059	—	—	143,427	4,686	179,527
Conversion of shares (Note J)	271,706	3	(271,706)	(3)	—	—	—	—	—	—
Exercise of options (Note J)	509,822	4	—	—	1,734	—	—	—	—	1,738
Income tax benefit of options exercised	—	—	—	—	3,899	—	—	—	—	3,899
Purchase of treasury stock	—	—	—	—	—	1,343,396	(27,000)	—	—	(27,000)
Dividends paid (Note D)	—	—	—	—	—	—	—	(3,485)	—	(3,485)
Net earnings for the year	—	—	—	—	—	—	—	71,251	—	71,251
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	2,185	2,185
Net loss on hedge derivatives (Note A12)	—	—	—	—	—	—	—	—	(1,285)	(1,285)

Balance at December 31, 2004	27,536,890	$275	8,411,028	$84	$36,692	1,343,396	$(27,000)	$211,193	$5,586	$226,830

The accompanying notes are an integral part of this statement.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Dollar amounts in thousands)

	2004	2003	2002
Cash flows from operating activities:
Earnings from continuing operations	$71,251	$53,792	$31,813
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	1,543	1,642	1,629
Impairment on intangibles and goodwill	2,776	—	—
Net loss on disposal of property, plant and equipment	7	6	3
Deferred income taxes	(10,305)	(3,033)	(2,511)
Income tax benefit of stock options exercised	3,899	3,965	4,474
Decrease (increase) in accounts receivable	1,828	(13,388)	(5,924)
Decrease (increase) in inventories	9,166	(19,449)	(7,939)
Increase in prepaid expenses and other assets	(2,957)	(2,489)	(571)
Increase in accounts payable and accrued liabilities	8,273	13,858	9,356

Net cash provided by continuing operations from operating activities	85,481	34,904	30,330
Net cash used in discontinued operations	—	(1,898)	(3,861)

Net cash provided by operating activities	85,481	33,006	26,469

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,324)	(1,770)	(1,909)
Proceeds from disposal of property, plant and equipment	9	7	—

Net cash used in investing activities	(1,315)	(1,763)	(1,909)

Cash flows from financing activities:
Borrowings under bank lines of credit	6,750	—	—
Repurchase of stock	(27,000)	(19,434)	(20,449)
Payment of dividends	(3,485)	(1,415)	(687)
Proceeds from stock options exercised	1,343	1,755	1,819

Net cash used in financing activities	(22,392)	(19,094)	(19,317)
Effect of exchange rate changes on cash	1,628	1,713	771

Net increase in cash and cash equivalents	63,402	13,862	6,014
Cash and cash equivalents at beginning of year	81,455	67,593	61,579

Cash and cash equivalents at end of year	$144,857	$81,455	$67,593

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$206	$339	$773
Income taxes	$37,656	$32,759	$15,828

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

The Company purchases significantly all of its products from a small number of contract manufacturers in China. This concentration of suppliers in this location subjects the Company to the risk of interruptions of product flow for various reasons which could lead to possible loss of sales, which would adversely affect operating results.

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

The consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures (see Notes L and M). All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 2003 and 2002 presentation to conform to the 2004 presentation.

4.	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents as of December 31, 2004 and 2003 is $6,542,000 and $18,409,000, respectively, of balances maintained in foreign bank accounts.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets” as of January 1, 2002. SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. In adopting SFAS No. 142, the Company has performed the transitional reassessment and impairment tests required as of January 1, 2002, and determined that the goodwill and trademarks of the Company have indefinite lives and that there was no impairment on these assets. The Company discontinued amortizing these assets on January 1, 2002. At the time of adoption, the Company had accumulated amortization pertaining to goodwill and trademarks of $2,976,000. The license agreement related to National Geographic was considered to have a finite life and was being amortized over the remaining term of the agreement that extended through December 2005. The National Geographic license agreement was written off in 2003. For additional discussion regarding the discontinuation of the National Geographic brand, see Note L.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

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

Assets and liabilities of certain foreign operations are translated into U.S. dollars at current exchange rates. Income and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are taken directly to a separate component of stockholders’ equity. Foreign currency transaction gains and losses are generated by the effect of foreign exchange on recorded assets and liabilities denominated in a currency different from the functional currency of the applicable Company entity and are included in selling, general and administrative expenses.

11.	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the lines of credit, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

12.	Financial Risk Management and Derivatives

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s historical primary risk exposures have been from changes in the rates between the U.S. dollar and the Euro. This trend is expected to continue. In 2004, the Company entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pounds Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

The Company enters into forward foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual net cash inflow resulting from the sale of products to foreign customers will be materially affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The forward foreign exchange contracts are designated for firmly committed or forecasted sales. These contracts are generally expected to occur in less than one year.

The forward foreign exchange contracts generally require the Company to exchange Euros for U.S. dollars or Pounds Sterling for Euros at maturity, at rates agreed at the inception of the contracts. The counterparties to derivative transactions are major financial institutions with investment grade or better credit ratings; however, the Company is exposed to credit risk with these institutions. The credit risk is limited to the unrealized gains in such contracts should these counterparties fail to perform as contracted.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

At December 31, 2004, forward foreign exchange contacts with a notional value of $20,966,000 were outstanding to exchange various currencies (principally U.S. dollars and Euros) with maturities ranging from January 2005 to August 2005 to sell the equivalent of approximately $8,066,000 in foreign currencies at contracted rates and to buy $12,900,000 at contracted rates. These contracts have been designated as cash flow hedges. As of December 31, 2004, assets of $223,000 and liabilities of $1,190,000 have been recorded for the fair value of the forward foreign exchange contracts. Realized gains of $46,000 from cash flow hedges were recorded in cost of goods sold during the year ended December 31, 2004. Realized gains of $14,000 were recorded on the cash flow hedges in selling, general and administrative expenses due to hedge ineffectiveness during the year ended December 31, 2004. The Company did not enter into any derivative financial instruments during 2003 and did not have any derivative financial instruments outstanding at December 31, 2003.

13.	Recognition of Revenues and Accounts Receivable

Revenues include sales and fees earned on sales by licensees and are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment. In some instances, product is shipped directly from the Company’s supplier to the customer. In these cases, the Company recognizes revenue when the product is delivered to the customer. Revenues may fluctuate in cases when customers delay accepting shipment of product for periods up to several weeks. Provisions for estimated sales returns and allowances are made at the time of sale based on historical rates of returns and allowances. However, actual returns and allowances in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected future returns and allowances were significantly greater or lower than established reserves, a reduction or increase would be recorded in the period this determination was made. The Company does not offer any product warranties.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates potential losses based on its knowledge of the financial condition of certain customers, as well as an assessment of the overall conditions at retail. Historically, losses have been within the Company’s expectations. If the financial condition of the Company’s customers were to change, adjustments may be required to these estimates. Furthermore, estimated losses are provided resulting from differences that arise from the gross carrying value of the Company’s receivables and the amounts which customers estimate are owed to the Company. The settlement or resolution of these differences could result in future changes to these estimates.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” shipping and handling costs billed to customers are included in sales and the related costs are included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Shipping and handling costs included in selling, general and administrative expenses totaled $3,175,000, $2,542,000 and $1,758,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

14.	Cost of Goods Sold

Cost of goods sold includes the landed cost of inventory (which includes procurement costs of the Company’s Asian purchasing office and factory inspections, inbound freight charges, broker and

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

consolidation charges and duties), production mold expenses and inventory reserves. Cost of goods sold may not be comparable to those of other entities as a result of recognizing warehousing costs within selling, general and administrative expenses.

15.	Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and benefits, advertising, commissions, travel expenses, bad debt expense, shipping and handling costs, data processing expenses, legal fees, professional fees, rent and other office expenses, product development activity expenses, depreciation and amortization, bank fees, utilities, repairs and maintenance expenses, gains/losses on foreign currency transactions/translations and other warehousing costs.

16.	Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $41,566,000, $27,857,000 and $17,676,000 for 2004, 2003 and 2002, respectively. The Company engages in cooperative advertising programs with its customers. The Company recognizes this expense, based on the expected usage of the programs, in advertising expense. The Company accounts for its cooperative advertising programs in accordance with Issue 1 of EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

17.	Earnings per Share

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	2004		2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,917	$2.04	35,396	$1.41	36,700	$0.78
Effect of Dilutive Stock Options	1,516	(0.08)	2,517	(0.09)	2,715	(0.05)

Diluted EPS	36,433	$1.96	37,913	$1.32	39,415	$0.73

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	2004	2003	2002
Options to purchase shares of common stock (in thousands)	18	341	116
Exercise prices	$23.45–$23.71	$17.62–$23.71	$11.38–$11.85
Expiration dates	December 2013– February 2014	July 2013– December 2013	May 2009– December 2012

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

18.	Accounting for Stock-Based Compensation

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

During 2004, 2003 and 2002, 12,000, 62,000 and 6,000 options, respectively, were granted at exercise prices below fair market value. This resulted in net compensation expense of $345,000, $419,000 and $400,000 for 2004, 2003 and 2002, respectively. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits in 2004, 2003 and 2002 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, the Company’s net earnings and earnings per share would have been:

	2004	2003	2002
Net earnings (in thousands)
As reported	$71,251	$50,056	$28,697
Add stock-based employee compensation charges reported in net earnings	246	255	243
Less total stock-based employee compensation expense, determined under the fair value method	(2,175)	(1,721)	(1,299)

Pro forma	$69,322	$48,590	$27,641

Basic earnings per share
As reported	$2.04	$1.41	$0.78
Pro forma	1.99	1.37	0.75

Diluted earnings per share
As reported	$1.96	$1.32	$0.73
Pro forma	1.90	1.28	0.70

The effects of applying SFAS No. 148 in this proforma disclosure are not indicative of future amounts. SFAS No. 148 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

19.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing SFAS No. 151 should not have a material impact on its financial condition.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised 2004) is effective for the first interim or annual reporting period that begins after June 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

NOTE B—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consists of the following (in thousands):

	2004	2003
Building and improvements	$6,634	$6,607
Furniture, machinery and equipment	10,809	10,031

	17,443	16,638
Less accumulated depreciation and amortization	(9,910)	(8,737)

	7,533	7,901
Land	695	695

	$8,228	$8,596

NOTE C—INTANGIBLE ASSETS

Intangible assets as of December 31 consist of the following (in thousands):

	2004	2003
Goodwill	$4,618	$4,772
Trademarks	2,761	5,382
Other	8	8
Less accumulated amortization	(2,687)	(2,861)

	$4,700	$7,301

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE C—INTANGIBLE ASSETS—(Continued)

The changes in the carrying amount of goodwill and intangible assets as of December 31 is as follows (in thousands):

	2004	2003
Beginning balance	$7,301	$8,107
Additional assets	175	—
Amortization of assets with finite lives	—	(60)
Impairment losses	(2,776)	(746)

Ending balance	$4,700	$7,301

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2004 to determine whether goodwill and intangible assets were impaired. In the first quarter of 2004, as a result of the annual reassessment and impairment test and after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Royal Elastics goodwill and trademark was partially impaired and recognized an impairment loss of $1,730,000. During the third quarter of 2004, after a subsequent review of sales, backlog, cash flows and marketing strategy, the Company determined that its remaining investment in the Royal Elastics goodwill and trademark was impaired and recognized an additional impairment loss of $1,046,000. In the first quarter of 2003, after a review of sales backlog, the Company determined based on estimated revenues, operating profits and cash flows that its investment in the National Geographic license was impaired and recognized an impairment loss of $746,000. See Note L for additional information on National Geographic. The remaining goodwill and intangible assets were not impaired.

NOTE D—BANK LINES OF CREDIT

At December 31, 2004 there was debt outstanding of $6,750,000 and there was no funded debt at December 31, 2003 (excluding outstanding letters of credit of $1,682,000 and $2,083,000 at December 31, 2004 and 2003, respectively).

The Company’s domestic office has an agreement with a bank whereby it may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $13,496,000 at December 31, 2004. This facility currently expires in July 2005. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at the Company’s discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility. The Company must meet certain restrictive financial covenants as agreed upon in the facility.

The Company’s Asian offices have agreements with a bank whereby they can borrow up to $5,250,000 in the form of unsecured revolving credit facilities. The unused portion of these credit facilities was $500,000 at December 31, 2004. Interest is to be paid at LIBOR plus 1.25%. The interest rate at December 31, 2004 was 3.71%. In January 2005, the bank increased these credit facilities to $12,250,000, to fund the Company’s short-term international working capital needs. This facility currently expires in July 2005.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE D—BANK LINES OF CREDIT—(Continued)

The Company’s European offices have agreements with a bank whereby they can borrow up to $4,500,000 in the form of unsecured revolving credit facilities. The unused portion of these credit facilities, which includes letters of credit and bankers acceptances, was $2,322,000 at December 31, 2004. Interest is to be paid on one facility at a rate of LIBOR plus 1.25% and on the other facility at IBOR plus 1.25%. The interest rates at December 31, 2004 were 3.71% and 3.67%, respectively. These facilities currently expire in July 2005.

The Company’s $15,000,000 unsecured revolving credit facility contains a cross-default provision which indicates that if any defaults occur on any of the above mentioned facilities, then the Company would be in default on its $15,000,000 credit facility. Upon default, the bank may do one or more of the following: declare the Company in default, stop making additional credit available to the Company, and/or require the Company to repay its entire debt immediately and without notice. Upon the occurrence of default, the interest rate will reprice at a rate of 2% higher than prime rate less 3/4%.

Interest expense of $5,000 was recognized during the year ended December 31, 2004 as a result of the borrowings on its lines of credit.

One of the credit agreements contains certain covenants and financial ratio requirements, including restrictions on dividend payments. At December 31, 2004, $72,530,000 was unrestricted as to the payment of dividends. Under the most restrictive covenant, the Company must maintain stockholders’ equity, less intangible assets and exclusive of treasury stock of at least $149,546,000 at December 31, 2004. At December 31, 2004, the Company was in compliance with all relevant covenants under each of the credit facilities described above.

NOTE E—ACCRUED LIABILITIES

Accrued liabilities as of December 31 consist of the following (in thousands):

	2004	2003
Compensation	$5,864	$5,363
Advertising	6,773	2,773
Other	11,315	9,014

	$23,952	$17,150

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

	2004	2003
EVA incentive program	$10,202	$10,741
Deferred compensation	4,881	4,493

	$15,083	$15,234

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE G—INCOME TAXES

The provision for income taxes includes the following for the years ended December 31 (in thousands):

	2004	2003	2002
Current:
United States
Federal	$32,920	$31,375	$19,706
State	4,493	5,201	2,970
Foreign	1,637	656	389
Deferred:
United States
Federal	(9,139)	(2,736)	(2,259)
State	(893)	(297)	(252)
Foreign	(273)	—	—

	$28,745	$34,199	$20,554

A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 is as follows:

	2004	2003	2002
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	3.4	3.9	3.9
Net results of foreign subsidiaries	(1.2)	(0.4)	0.3
Repatriation of subsidiary earnings	(8.3)	—	—
Other	(0.2)	0.4	—

	28.7%	38.9%	39.2%

In December 2004, pursuant to the American Jobs Creation Act of 2004, the Company repatriated dividends of $22,700,000 related to foreign subsidiary earnings which were not considered indefinitely invested. The Company will receive an 85% dividends received deduction for eligible dividends, resulting in a lower effective tax rate. The Company will use these funds on qualified expenditures in the United States in accordance with its approved Domestic Reinvestment Plan. Future provision will not be made for appropriate United States income taxes on future earnings of selected subsidiary companies as these are intended to be permanently invested.

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

	2004	2003
Net current assets	$4,654	$3,014
Net non-current assets (liabilities)	5,305	(3,360)

Net asset (liability)	$9,959	$(346)

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE G—INCOME TAXES—(Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2004	2003
Assets
State taxes	$1,705	$1,612
Bad debts reserve	691	585
Inventory reserve and capitalized costs	971	713
Sales return reserve	805	160
Impairment reserve	462	—
Bonuses	3,888	4,206
Deferred compensation plan	1,875	1,743
Other	735	475

Gross deferred tax assets	11,132	9,494
Liabilities
Unremitted earnings of a foreign subsidiary	—	(8,614)
Contingent purchase payments	(154)	(155)
Other	(1,019)	(1,071)

Gross deferred tax liabilities	(1,173)	(9,840)

Net deferred tax asset (liability)	$9,959	$(346)

The Company did not record any valuation allowances against deferred tax assets at December 31, 2004. Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.

NOTE H—COMMITMENTS AND CONTINGENCIES

The Company leases its principal warehouse facility through January 2007, under an agreement that provides for one option that would extend the lease for three years. In addition, certain property and equipment is leased primarily on a month-to-month basis. Future minimum rental payments under these leases as of December 31, 2004 are as follows (in thousands):

Year ending December 31,
2005	$2,400
2006	1,936
2007	538
2008	91
2009	24
Thereafter	—

$4,989

Rent expense for operating leases was approximately $3,077,000, $2,874,000 and $2,084,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Sublease rental income was approximately $251,000 for the year ended December 31, 2002.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE H—COMMITMENTS AND CONTINGENCIES—(Continued)

The Company has outstanding letters of credit totaling approximately $1,682,000 and $2,083,000 at December 31, 2004 and 2003, respectively. These letters of credit, which have original terms from one to eleven months, collateralize the Company’s obligation to third parties for the purchase of inventory. The fair value of these letters of credit is based on fees currently charged for similar agreements and is not significant at December 31, 2004 and 2003.

The Company has product purchase obligations of approximately $58,141,000 at December 31, 2004. The Company generally orders product four to five months in advance of sales based primarily on advanced future orders received from customers. Product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

NOTE I—EMPLOYEE BENEFIT PLANS

In 1988, the Company adopted a discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The expense for this plan was approximately $960,000, $1,007,000 and $564,000 for 2004, 2003 and 2002, respectively.

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

In 1999, the Company adopted the 1999 Stock Incentive Plan under which it was authorized to award up to 2,400,000 shares or options to employees and directors of the Company. In May 2002, the 1999 Stock Incentive Plan was amended to increase the number of options by 1,200,000 to 3,600,000 shares of Class A Common Stock. In December 2004, the 1999 Stock Incentive Plan was amended to increase the number of options by 1,000,000 to 4,600,000 shares of Class A Common Stock. The awards have a term of ten years and generally become fully vested by the end of the fifth year.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE J—STOCKHOLDERS’ EQUITY—(Continued)

Combined plan transactions for 2004, 2003 and 2002 are as follows:

	2004		2003		2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding January 1	3,669,270	$7.17	3,697,078	$4.75	4,555,492	$3.33
Granted	331,799	19.43	809,832	14.08	558,334	9.29
Exercised	(509,822)	2.63	(706,976)	2.48	(1,240,748)	1.47
Canceled	(103,997)	11.68	(130,664)	6.50	(176,000)	5.71

Options outstanding December 31	3,387,250	$8.91	3,669,270	$7.17	3,697,078	$4.75

Options available for grant at December 31	1,003,230		232,032		913,866

Weighted average fair value of options granted during the year is as follows:

	2004	2003	2002
Exercise price is below market price at date of grant	$19.19	$10.87	$9.19
Exercise price equals market price at date of grant	9.26	8.59	5.33

The following information applies to options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.13–$ 3.19	815,193	5	$2.02	371,933	$1.90
$ 4.27–$ 6.78	731,758	6	6.17	164,443	5.93
$ 7.05–$10.00	723,667	7	8.35	184,000	8.04
$11.17–$15.00	486,000	8	11.99	8,001	11.52
$17.62–$23.71	630,632	9	19.28	—	—

Exercisable options outstanding at December 31, 2003 and 2002 were 658,362 and 847,526 options, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2004	2003	2002
Expected life (years)	5	7	6
Risk-free interest rate	3.52%	3.30%	3.82%
Expected volatility	50%	58%	59%
Expected dividend yield	0.5%	0.2%	0.2%

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

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

During the years ended December 31, 2004, 2003 and 2002, approximately 20%, 27% and 24%, respectively, of revenues were from one customer. At December 31, 2004 and 2003 approximately 32% and 38% of accounts receivable were from two customers. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures and for international receivables from distributors, the use of letters of credit and letters of guarantee.

NOTE L—NATIONAL GEOGRAPHIC

In May 2001, the Company formed a joint venture with Rugged Shark, a designer and manufacturer of young, active-oriented footwear, to license, produce and market a men’s, women’s, and children’s collection of National Geographic outdoor-oriented and casual footwear. In 2003, the joint venture was terminated. Under the terms of the joint venture, the Company owned 75% of the new company and provided the infrastructure to design, develop, manufacture, distribute and market the line of National Geographic footwear. Rugged Shark owned 25% of the venture. Profits and losses of the joint venture were generally allocated 75% to the Company and 25% to Rugged Shark. Under certain circumstances, Rugged Shark was entitled to a special $1,000,000 profits allocation. Under the terms of the agreement, the Company was granted the right (the “Call”) to purchase from the minority member its minority interest in the joint venture. In addition, the Company had granted the minority member the right (the “Put”) to sell its minority interest to the Company. The Call and the Put were exercisable at any time during the period April 1, 2005 through March 31, 2007. The exercise price of the Call and Put was based on a multiple of earnings before interest, income taxes and depreciation and amortization of the joint venture. Losses applicable to the minority interests of Rugged Shark exceeded the equity capital of the minority member. Accordingly, such excess losses applicable to the minority interests were charged against the majority interest.

In the fourth quarter of 2003, the Company reached an agreement with National Geographic to terminate the licensing agreement for $2.0 million. The operations for National Geographic for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Revenues	$869	$820
Cost of goods sold	3,814	1,709

Gross loss	(2,945)	(889)
Selling, general and administrative expenses	2,925	4,056

Operating loss	(5,870)	(4,945)
Interest expense, net	(226)	(154)
Income tax benefit	2,360	1,983

Loss from discontinued operations	$(3,736)	$(3,116)

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE M—ROYAL ELASTICS

In November 2001, the Company acquired the worldwide rights and business of Royal Elastics, an Australian-based designer and manufacturer of elasticated footwear. The purchase excludes distribution rights in Australia, which were retained by the seller. This acquisition was accounted for as a purchase. Identifiable assets consisted primarily of a trademark of $3,300,000. The excess of purchase price over net assets acquired (goodwill) totaled $194,000. As of December 31, 2003, certain revenue levels were not met, therefore, the Company was no longer required to pay and did not pay contingent purchase payments of approximately $1.5 million to the seller.

In connection with the acquisition of Royal Elastics, the Company formed a joint venture with two of the sellers. Profits and losses of the joint venture during the first six years were to be allocated 100% to the Company. Following the sixth year, profits and losses were to be allocated 70% to the Company and 30% to the minority members. Under the terms of the agreement, the Company was granted the right (the “Call”) to purchase from the minority members their minority interest in the joint venture. In addition, the Company granted the minority members the right (the “Put”) to sell their minority interest to the Company. The Call and the Put were exercisable at any time during the period November 15, 2005 through November 15, 2007. The exercise price of the Call and Put was based on a multiple of pre tax earnings of the joint venture less any amounts previously paid by the Company under the purchase agreement. During the fourth quarter of 2003, the minority members resigned and gave up their rights to the Put. As a result of the minority members resigning in 2003, the Company owns 100% of Royal Elastics.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE N—SEGMENT INFORMATION

The Company’s predominant business is the design, development and distribution of athletic footwear. Substantially all of the Company’s revenues are from the sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and other international operations. Certain segment information that follows excludes the operations of the National Geographic brand, which was discontinued in 2003. Certain reclassifications have been made in the 2003 and 2002 presentations to conform to the 2004 presentation. The following tables summarize segment information (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenues from unrelated entities (1):
United States	$397,390	$372,443	$248,047
Europe	46,148	26,260	17,258
Other International	40,541	30,459	24,288

	$484,079	$429,162	$289,593

Inter-geographic revenues:
United States	$4,054	$2,715	$2,276
Europe	98	134	158
Other International	15,795	11,272	9,141

	$19,947	$14,121	$11,575

Total revenues:
United States	$401,444	$375,158	$250,323
Europe	46,246	26,394	17,416
Other International	56,336	41,731	33,429
Less inter-geographic revenues	(19,947)	(14,121)	(11,575)

	$484,079	$429,162	$289,593

Operating profit (loss):
United States (2)	$94,823	$97,583	$64,278
Europe	5,148	(3,009)	(5,533)
Other International (2)	7,697	6,288	3,209
Less corporate expenses (3)	(12,686)	(18,835)	(12,887)
Eliminations	3,976	5,265	2,242

	$98,958	$87,292	$51,309

Interest income:
United States	$837	$645	$913
Europe	90	37	24
Other International	134	25	150

Total interest income	1,061	707	1,087
Interest expense:
United States	17	—	—
Europe	3	3	29
Other International	3	5	—

Total interest expense	23	8	29

Interest income, net	$1,038	$699	$1,058

Income tax expense:
United States	$27,127	$33,460	$20,177
Europe	233	(21)	(52)
Other International	1,385	760	429

	$28,745	$34,199	$20,554

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE N—SEGMENT INFORMATION—(Continued)

	Year ended December 31,
	2004	2003	2002
Identifiable assets:
United States	$124,025	$127,380	$92,641
Europe	14,377	26,350	14,737
Other International	15,443	11,987	9,462
Corporate assets and eliminations (4)	141,032	68,913	67,043

	$294,877	$234,630	$183,883

Provision for depreciation and amortization:
United States	$1,056	$1,209	$1,357
Europe	349	326	195
Other International	138	107	77

	$1,543	$1,642	$1,629

Capital expenditures:
United States	$997	$1,388	$1,203
Europe	103	281	576
Other International	224	101	130

	$1,324	$1,770	$1,909

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.

(2)	For the year ended December 31, 2004, operating profit includes impairment losses of $2,776,000 on the Royal Elastics trademark and goodwill, of which $1,632,000 and $1,144,000 of impairment losses were recognized in the United States segment and Other International segment, respectively.

(3)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology, human resources and legal which benefit the entire corporation and are not segment/region specific. The decrease in corporate expenses during year ended December 31, 2004 is due to a decrease in bonus/incentive related expenses that was calculated in accordance with the Company’s bonus formula in 2004 and also due to the decrease in legal expenses as a result of the defense of two lawsuits which were settled in the second quarter of 2003. The increase in corporate expenses for the year ended December 31, 2003 were due to increases in bonus related expenses, that was calculated in accordance with the Company’s bonus formula in 2003, and legal expenses in connection with the defense and settlements of two lawsuits that were previously mentioned above.

(4)	Corporate assets include cash and cash equivalents, investments and intangible assets.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE O—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2004 and 2003 follows (in thousands except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2004
Revenues	$152,020	$107,904	$135,799	$88,356	$484,079
Gross profit	69,766	49,753	61,749	39,952	221,220
Net earnings	21,768	13,188	20,681	15,614	71,251
Earnings per share
Basic net earnings	$0.62	$0.38	$0.59	$0.45	$2.04
Diluted net earnings	0.57	0.35	0.57	0.43	1.96

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2003
Revenues	$115,809	$111,629	$121,292	$80,432	$429,162
Gross profit	54,216	51,301	53,046	34,996	193,559
Earnings from continuing operations	16,900	13,826	15,504	7,562	53,792
Income (loss) from discontinued operations	(3,256)	(1,207)	(398)	1,125	(3,736)
Net earnings	13,644	12,619	15,106	8,687	50,056
Earnings per share
Basic
Earnings from continuing operations	$0.47	$0.39	$0.44	$0.22	$1.52
Income (loss) from discontinued operations	(0.09)	(0.03)	(0.01)	0.03	(0.11)
Net earnings	0.38	0.36	0.43	0.25	1.41
Diluted
Earnings from continuing operations	$0.45	$0.36	$0.41	$0.20	$1.42
Income (loss) from discontinued operations	(0.09)	(0.03)	(0.01)	0.03	(0.10)
Net earnings	0.36	0.33	0.40	0.23	1.32

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(b) and 15d-15(b) under the Exchange Act) as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2004 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer became aware of two significant deficiencies in the Company’s design of internal controls in the areas of segregation of duties related to (1) the Company’s customer service Amsterdam operations, and (2) the Company’s Mira Loma, California inventory management system regarding the development, testing and production environments for the system. The Company believes that these deficiencies did not affect the accuracy of its financial statements included in this annual report on Form 10-K. The Company is taking steps to correct these deficiencies. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and Management’s Report on Internal Control Over Financial Reporting on pages 25 and 26, respectively.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The executive officers of K•Swiss are as follows:

Name	Age at December 31, 2004	Position
Steven Nichols	62	Chairman of the Board and President
Preston Davis	60	Vice President-Sales
Edward Flora	53	Vice President-Operations
Lee Green	51	Corporate Counsel
Deborah Mitchell	43	Vice President-Marketing
David Nichols	35	Executive Vice President
George Powlick	60	Vice President-Finance, Chief Operating Officer, Chief Financial Officer, Secretary and Director
Kimberly Scully	37	Corporate Controller
Brian Sullivan	51	Vice President-National Accounts
Peter Worley	44	Vice President-Product Development

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

Preston Davis, Vice President-Sales since March 1991, joined K•Swiss in March 1987 as a consultant and served as Vice President-Sales from June 1987 to January 1989 and Vice President-Marketing from February 1989 to February 1991. Prior to joining the Company, Mr. Davis owned and managed Preston Davis Associates, a marketing and sales consulting firm, specializing in sporting goods. From June 1982 through December 1985, Mr. Davis was Vice President-Sales for Kaepa, Inc., another athletic shoe company.

Edward Flora, Vice President-Operations since March 1994, joined K•Swiss as a consultant in June 1990 and served as Director-Administration from October 1990 to February 1994. Prior to joining the Company, Mr. Flora was Vice President-Distribution for Bugle Boy Industries, a manufacturer and distributor of men’s, women’s, and children’s apparel, from 1987 through May 1990.

Lee Green, Corporate Counsel since December 1992, joined K•Swiss in December 1992. Mr. Green was formerly a partner in the international law firm of Baker & McKenzie. He worked in the firm’s Taipei office from 1985 to 1988 and its Palo Alto office from 1988 to 1992.

Deborah Mitchell, Vice President-Marketing since October 1994, joined K•Swiss in October 1994. Ms. Mitchell served as Director of Marketing for Fruit of the Loom, the largest manufacturer of men’s underwear, from December 1993 through October 1994. Ms. Mitchell worked at Procter and Gamble in various positions ending in brand management from 1984 through 1993 except while she was earning her degree from Harvard Business School.

David Nichols, Executive Vice President since May 2004, has held various position with K•Swiss since November 1995, including Executive Vice President of K•Swiss Sales Corp., and President of KS Amsterdam BV and K•Swiss Direct Inc.

George Powlick, Vice President-Finance, Chief Financial Officer and Secretary since January 1988, Director since May 1991 and Chief Operating Officer since September 2004, joined K•Swiss in January 1988. Mr. Powlick is a certified public accountant and was an audit partner in the independent public accounting firm of Grant Thornton from 1975 to 1987.

Kimberly Scully, Corporate Controller since April 2003, joined K•Swiss in April 2003. Ms. Scully is a certified public accountant. From 2000 through April 2003, Ms. Scully was the Corporate Controller of SMTEK International, Inc., an electronics manufacturing services provider. From 1995 through 1999, Ms. Scully was a Corporate Accounting Manager of Home Savings of America, FSB, a $50 billion savings institution, which was acquired in 1998. From 1989 through 1995, Ms. Scully was an auditor in the independent accounting firm of KPMG LLP and became an audit manager in 1994.

Brian Sullivan, Vice President-National Accounts since December 1989, joined K•Swiss in December 1989. From 1986 to 1989, he was Vice-President and General Manager of Tretorn, Inc., a manufacturer and distributor of tennis shoes. From 1984 through 1985, Mr. Sullivan was Vice-President of Sales of Bancroft/Tretorn, a tennis shoe manufacturer and distributor and predecessor to Tretorn. From 1978 to 1984, Mr. Sullivan held various positions at Bancroft/Tretorn, including Field Salesperson, Marketing and Sales Planning Manager and National Sales Manager.

Peter Worley, Vice President-Product Development since May 1996, joined K•Swiss in May 1996. Mr. Worley worked for Reebok International, Ltd. from May 1986 through October 1989, and again from July 1991 through April 1996 in various merchandising and product line management positions, including Director of Classic, Director of Cross Training and Director of Tennis. From October 1989 through July 1991, Mr. Worley was Sport Product Manager of Bausch & Lomb’s Ray-ban Sunglass Division.

Except for the information disclosed above, the information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 19, 2005 to be filed with the S.E.C. within 120 days after December 31, 2004 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 19, 2005 to be filed with the S.E.C. within 120 days after December 31, 2004 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 19, 2005 to be filed with the S.E.C. within 120 days after December 31, 2004 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 19, 2005 to be filed with the S.E.C. within 120 days after December 31, 2004 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 19, 2005 to be filed with the S.E.C. within 120 days after December 31, 2004 and is incorporated herein by reference.

P ART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant’s Form 10-K for fiscal year ended December 31, 1991)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc.

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.5	$400,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 originally issued to The Rug Warehouse, Inc. Pension Plan and Trust (incorporated by reference to exhibit 4.7 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.6	$100,000 324 Corp. 10% Junior Subordinated Debenture due December 31, 2001 issued to George E. Powlick (incorporated by reference to exhibit 4.8 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit A to the Registrant’s definitive proxy statement on Schedule 14A filed with the S.E.C. on November 15, 2004)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.13	Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000 (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000)

10.14	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.15	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.16	Business Loan Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001)

10.17	Amendment No. 2 to Business Loan Agreement, dated May 27, 2003, between the Company and Bank of America (incorporated by reference to exhibit 10.22 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.18	Amendment No. 3 to Business Loan Agreement, dated November 1, 2004, between the Company and Bank of America

10.19	Amendment No. 4 to Business Loan Agreement, dated December 9, 2004, between the Company and Bank of America

10.20	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.21	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) Schedules

Page
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	57

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
George Powlick, Vice President, Chief Operating Officer and Chief Financial Officer

February 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN NICHOLS Steven Nichols	Chairman of the Board, President and Chief Executive Officer	February 21, 2005

/s/ GEORGE POWLICK George Powlick	Vice President Finance, Chief Operating Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Director	February 21, 2005

/s/ LAWRENCE FELDMAN Lawrence Feldman	Director	February 21, 2005

/s/ STEPHEN FINE Stephen Fine	Director	February 21, 2005

/s/ DAVID LEWIN David Lewin	Director	February 21, 2005

/s/ MARK LOUIE Mark Louie	Director	February 21, 2005

/s/ MARTYN WILFORD Martyn Wilford	Director	February 21, 2005

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B		Column C		Column D	Column E
			Additions
Description	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Deductions, Net	Balance at End of Period
Allowance for bad debts	(2004)	$2,079	$2,302	$—	$(2,372)	$2,009
	(2003)	1,479	1,266	—	(666)	2,079
	(2002)	993	760	—	(274)	1,479

Allowance for inventories	(2004)	$3,228	$3,393	$—	$(3,862)	$2,759
	(2003)	2,120	4,280	—	(3,172)	3,228
	(2002)	1,512	1,754	—	(1,146)	2,120

Allowance for sales returns	(2004)	$541	$7,368	$—	$(5,533)	$2,376
	(2003)	—	3,751	—	(3,210)	541
	(2002)	—	1,207	—	(1,207)	—

EXHIBIT INDEX

Exhibit
3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc.

10.18	Amendment No. 3 to Business Loan Agreement, dated November 1, 2004, between the Company and Bank of America

10.19	Amendment No. 4 to Business Loan Agreement, dated December 9, 2004, between the Company and Bank of America

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002