Form 10-Q
period 2005-03-31
K SWISS INC
filed 2005-04-28
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at April 27, 2005:

Class A	25,691,981
Class B	8,380,128

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$134,057	$144,857
Accounts receivable, less allowance for doubtful accounts of $2,043 and $2,009 as of March 31, 2005 and December 31, 2004, respectively	90,838	49,411
Inventories	55,494	64,901
Prepaid expenses and other	2,955	7,710
Deferred taxes	2,816	4,654

Total current assets	286,160	271,533
PROPERTY, PLANT AND EQUIPMENT, net	8,480	8,228
OTHER ASSETS
Intangible assets (Note 4)	4,700	4,700
Deferred taxes	4,648	5,305
Other	5,583	5,111

	14,931	15,116

	$309,571	$294,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit	$7,481	$6,750
Trade accounts payable	19,686	22,262
Accrued income taxes	5,829	932
Accrued liabilities	22,278	23,020

Total current liabilities	55,274	52,964
OTHER LIABILITIES	13,163	15,083
STOCKHOLDERS’ EQUITY (Note 5)
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 27,692,565 shares issued, 25,949,169 shares outstanding and 1,743,396 shares held in treasury at March 31, 2005 and 27,536,890 shares issued, 26,193,494 shares outstanding and 1,343,396 held in treasury at December 31, 2004	277	275
Class B – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,380,128 shares at March 31, 2005 and 8,411,028 shares at December 31, 2004	84	84
Additional paid-in capital	38,108	36,692
Treasury Stock	(39,504)	(27,000)
Retained earnings	236,199	211,193
Accumulated other comprehensive earnings -
Foreign currency translation	6,516	6,871
Net loss on hedge derivatives	(546)	(1,285)

	241,134	226,830

	$309,571	$294,877

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues (Note 6)	$153,143	$152,020
Cost of goods sold	81,160	82,254

Gross profit	71,983	69,766
Selling, general and administrative expenses	32,339	34,207

Operating profit	39,644	35,559
Interest income, net	518	127

Earnings before income taxes	40,162	35,686
Income tax expense	14,298	13,918

NET EARNINGS	$25,864	$21,768

Earnings per common share (Note 2)
Basic	$0.75	$0.62

Diluted	$0.72	$0.57

Weighted average number of shares outstanding (Note 2)
Basic	34,536	35,376

Diluted	36,049	37,968

Dividends declared per common share	$0.025	$0.025

Net Earnings	$25,864	$21,768
Other comprehensive (loss) earnings –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the three months ended March 31, 2005 and 2004, respectively	(355)	(980)
Change in deferred loss on hedge derivatives, net of income tax benefit of $0 and $0 for the three months ended March 31, 2005 and 2004, respectively	739	—

Comprehensive Earnings	$26,248	$20,788

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$25,864	$21,768
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	414	430
Impairment on intangibles and goodwill	—	1,730
Net loss on disposal of property, plant and equipment	8	3
Deferred income taxes	2,482	775
Income tax benefit of stock options exercised	931	615
Increase in accounts receivable	(41,598)	(42,382)
Decrease in inventories	9,014	16,696
Decrease in prepaid expenses and other assets	4,171	2,572
Increase in accounts payable and accrued liabilities	841	12,601

Net cash provided by operating activities	2,127	14,808

Cash flows from investing activities:
Purchase of property, plant and equipment	(698)	(332)

Net cash used in investing activities	(698)	(332)

Cash flows from financing activities:
Borrowings under bank lines of credit	3,000	—
Repayments on bank lines of credit	(2,269)	—
Repurchase of stock	(12,504)	(4,258)
Payment of dividends	(858)	(883)
Proceeds from stock options exercised	398	149

Net cash used in financing activities	(12,233)	(4,992)

Effect of exchange rate changes on cash	4	(700)

Net (decrease) increase in cash and cash equivalents	(10,800)	8,784
Cash and cash equivalents at beginning of period	144,857	81,455

Cash and cash equivalents at end of period	$134,057	$90,239

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$88	$181
Income taxes	$226	$294

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of March 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004 have been included for the periods presented. The results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004. Certain reclassifications have been made in the three months ended March 31, 2004 presentation to conform to the three months ended March 31, 2005 presentation.

2. Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Three Months Ended March 31,
	2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,536	$0.75	35,376	$0.62
Effect of Dilutive Stock Options	1,513	(0.03)	2,592	(0.05)

Diluted EPS	36,049	$0.72	37,968	$0.57

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Options to purchase shares of common stock (in thousands)	4	—
Exercise prices	$31.51	—
Expiration dates	February 2015	—

3. Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

During the three months ended March 31, 2005 there were no options that were granted at exercise prices below fair market value and during the three months ended March 31, 2004 there were 8,500 options that were granted at exercise prices below fair market value. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits in the three months ended March 31, 2005 and 2004 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, the Company’s net earnings and earnings per share would have been:

	Three Months Ended March 31,
	2005	2004
Net earnings (in thousands)
As reported	$25,864	$21,768
Add stock-based employee compensation charges reported in net income	46	70
Less total stock-based employee compensation expense, determined under the fair value method	(495)	(487)

Pro forma	$25,415	$21,351

Basic earnings per share
As reported	$0.75	$0.62
Pro forma	0.74	0.60

Diluted earnings per share
As reported	$0.72	$0.57
Pro forma	0.71	0.56

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	March 31,
	2005	2004
Expected life (years)	4	4
Risk-free interest rate	4.07%	2.40%
Expected volatility	44%	46%
Expected dividend yield	0.3%	0.4%

4. Goodwill and Intangible Assets

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

	March 31, 2005	December 31, 2004
Goodwill	$4,618	$4,618
Trademarks	2,761	2,761
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$4,700	$4,700

The changes in the carrying amount of goodwill and intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Beginning balance	$4,700	$7,301
Amortization of assets with finite lives	—	—
Impairment losses	—	(1,730)

Ending balance	$4,700	$5,571

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2005 to determine whether goodwill and intangible assets were impaired and determined there was no impairment. In the first quarter of 2004, as a result of the annual reassessment and impairment test and after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Royal Elastics goodwill and trademark was impaired and recognized an impairment loss of $1,730,000 during the three months ended March 31, 2004.

5. Stockholders’ Equity

Under its stock repurchase program, the Company purchased 400,000 shares of Class A Common Stock during the three months ended March 31, 2005 for a total expenditure of approximately $12,504,000.

6. Segment Information

The Company’s predominant business is the design, development and distribution of athletic footwear. Substantially all of the Company’s revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and Other International operations. Certain reclassifications have been made in the 2004 presentations. The following tables summarize segment information (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues from unrelated entities (1):
United States	$117,592	$129,575
Europe	22,671	13,946
Other International	12,880	8,499

	$153,143	$152,020

Inter-geographic revenues:
United States	$1,524	$1,046
Europe	—	98
Other International	8,028	2,919

	$9,552	$4,063

Total revenues:
United States	$119,116	$130,621
Europe	22,671	14,044
Other International	20,908	11,418
Less inter-geographic revenues	(9,552)	(4,063)

	$153,143	$152,020

Operating profit:
United States (2)	$33,960	$35,910
Europe	5,636	2,351
Other International (2)	3,212	1,466
Less corporate expenses (3)	(4,774)	(5,327)
Eliminations	1,610	1,159

	$39,644	$35,559

	March 31, 2005	December 31, 2004
Identifiable assets:
United States	$140,505	$124,025
Europe	24,345	14,377
Other International	16,076	15,443
Corporate assets and eliminations (4)	128,645	141,032

	$309,571	$294,877

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.
(2)	For the three months ended March 31, 2004, operating profit includes impairment losses of $1,730,000 on the Royal Elastics trademark and goodwill, of which $1,016,000 and $714,000 of impairment losses were recognized in the United States segment and Other International segment, respectively.
(3)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology, human resources and legal which benefit the entire corporation and are not segment/region specific. The decrease in corporate expenses during the three months ended March 31, 2005 is due to a decrease in compensation expenses, which includes bonus/incentive related expenses, as a result of a decrease in bonus/incentive related expenses that was calculated in accordance with the Company’s bonus formula, offset by an increase in legal expenses in connection with pursuing a lawsuit to protect our trademarks during the three months ended March 31, 2005.
(4)	Corporate assets include cash and cash equivalents and intangible assets.

During the three months ended March 31, 2005 and 2004, approximately 21% of revenues were attributable to one customer.

7. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing SFAS No. 151 should not have a material impact on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) eliminates the use of APB Opinion No. 25. On April 14, 2005, the S.E.C. adopted a new rule, Staff Accounting Bulletin (“SAB”) No. 107, amending the effective date for SFAS No. 123 (Revised 2004). Under the effective date provisions included in SFAS No. 123 (Revised 2004), the Company would have been required to implement SFAS No. 123 (Revised 2004) as of the first interim or annual reporting period that begins after June 15, 2005. SAB No. 107 allows the Company to implement SFAS No. 123 (Revised 2004) at the beginning of the next fiscal year that begins after June 15, 2005. None of the accounting provisions of SFAS No. 123 (Revised 2004) are affected by SAB No. 107. The Company is currently assessing the impact of implementing SFAS No. 123 (Revised 2004) on its financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of our training shoe line; market acceptance of new Limited Edition product; market acceptance of our basketball shoe line; market acceptance of non-performance product in Europe; market acceptance of Royal Elastics footwear; demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; difficulties in implementing, operating and maintaining our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; concentration of production in China; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain, due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

Our total revenues increased 0.7% in the three months ended March 31, 2005 from the three months ended March 31, 2004. Our overall gross profit margins, as a percentage of revenues, increased to 47.0% for the three months ended March 31, 2005 compared to 45.9% for the three months ended March 31, 2004, as a result of product mix changes, international sales becoming a larger portion of revenues and changes in our at-once business. Our selling, general and administrative expenses decreased to 21.1% of revenues for the three months ended March 31, 2005 from 22.5% of revenues for the three months ended March 31, 2004 due mainly to an impairment charge recognized during the three months ended March 31, 2004. At March 31, 2005, our total futures orders with start ship dates from April through September 2005 were $217,396,000, an increase of 11.5% from March 31, 2004. Of this amount, domestic future orders were $169,749,000, an increase of 4.6%, and international futures orders were $47,647,000, an increase of 46.0%. Net earnings and net earnings per diluted share for the first quarter of 2005 increased 18.8% and 26.3%, respectively to $25,864,000, or $0.72 per diluted share, compared with $21,768,000, or $0.57 per diluted share, in the prior-year period.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

	Three Months Ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of goods sold	53.0	54.1
Gross profit	47.0	45.9
Selling, general and administrative expenses	21.1	22.5
Interest income, net	0.3	0.1
Earnings before income taxes	26.2	23.5
Income tax expense	9.3	9.2
Net earnings	16.9	14.3

Revenues

K•Swiss brand revenues increased to $151,076,000 for the quarter ended March 31, 2005 from $150,274,000 for the quarter ended March 31, 2004, an increase of $802,000 or 0.5%. The increase for the quarter ended March 31, 2005 was the result of an increase in the volume of footwear sold offset by lower average wholesale prices per pair. The volume of footwear sold increased to 5,901,000 for the quarter ended March 31, 2005, from 5,793,000 pair for the quarter March 31, 2004. The increase in the volume of footwear sold for the quarter ended March 31, 2005 was primarily the result of increased sales of the Classic of 10.2%, offset by decreased sales of tennis, training and children’s shoes of 33.2%, 12.1% and 3.6%, respectively. This increase in volume for the quarter ended March 31, 2005 was offset by a lower average wholesale price per pair of $25.13 for the quarter ended March 31, 2005 from $25.32 for the quarter ended March 31, 2004, a decrease of 0.8%, which resulted from the mix of sales.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Three Months Ended March 31,
	2005	2004	% Change
Domestic
K•Swiss brand	$116,877	$129,030	(9.4)%
Royal Elastics brand	715	545	31.2

Total domestic	$117,592	$129,575	(9.2)%

International
K•Swiss brand	$34,199	$21,244	61.0%
Royal Elastics brand	1,352	1,201	12.6

Total international	$35,551	$22,445	58.4%

Total Revenues	$153,143	$152,020	0.7%

Gross Margin

Overall gross profit margins, as a percentage of revenues, increased to 47.0% for the quarter ended March 31, 2005, from 45.9% for the quarter ended March 31, 2004. Gross profit margin for the quarter ended March 31, 2005 was affected by product mix changes, international sales becoming a larger portion of revenues and changes in our at-once business. Our gross margins may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses decreased to $32,339,000 (21.1% of revenues) for the quarter ended March 31, 2005, from $34,207,000 (22.5% of revenues) for the quarter ended March 31, 2004, a decrease of $1,868,000 or 5.5%. The decrease in general and administrative expenses during the quarter ended March 31, 2005 was the result of an impairment recognition for the three months ended March 31, 2004 and a decrease in compensation and compensation related expenses offset by an increase in advertising and legal expenses for the three months ended March 31, 2005. Impairment of $1,730,000 was recognized during the three months ended March 31, 2004 on the trademark and goodwill of the Royal Elastics brand based on many factors including the brand not growing as rapidly as we had expected. Compensation expenses, which includes commissions and bonus/incentive related expenses, decreased 13.7% due to a decrease in bonus/incentive related expenses that were calculated in accordance with our bonus formula. Advertising expenses increased 6.8% as part of a strategic effort to drive higher revenues. Legal expenses increased 167.2% in connection with pursuing a lawsuit to protect our trademarks in the quarter ended March 31, 2005. The decrease in corporate expenses during the quarter ended March 31, 2005 is due to decreases in compensation expenses offset by an increase in legal expenses as explained above.

Interest, Other and Taxes

Overall net interest income was $518,000 (0.3% of revenues) for the quarter ended March 31, 2005, compared to $127,000 (0.1% of revenues) for the quarter ended March 31, 2004, representing an increase of $391,000 for the quarter ended March 31, 2005 compared to the same prior year period. This increase in net interest income was the result of higher average interest rates and higher average balances, offset by interest expense on our bank lines of credit.

Our effective tax rate was 35.6% and 39.0% for the quarter ended March 31, 2005 and 2004, respectively. Starting January 1, 2005, future provision will not be made for appropriate United States income taxes on future earnings of selected subsidiary companies as these are intended to be permanently invested.

Net earnings increased 18.8% to $25,864,000, or $0.72 per share (diluted earnings per share), for the quarter ended March 31, 2005 from $21,768,000, or $0.57 per share (diluted earnings per share) for the quarter ended March 31, 2004.

Backlog

At March 31, 2005 and 2004 total futures orders with start ship dates from April 2005 and 2004 through September 2005 and 2004 were approximately $217,396,000 and $194,954,000, respectively, an increase of 11.5%. The 11.5% increase in total futures orders is comprised of a 1.1% decrease in the second quarter 2005 future orders and a 27.6% increase in the third quarter 2005 future orders. At March 31, 2005 and 2004, domestic futures orders with start ship dates from April 2005 and 2004 through September 2005 and 2004 were approximately $169,749,000 and $162,313,000, respectively, an increase of 4.6%. At March 31, 2005 and 2004, international futures orders with start ship dates from April 2005 and 2004 through September 2005 and 2004 were approximately $47,647,000 and $32,641,000, respectively, an increase of 46.0%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of net customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies.

Liquidity and Capital Resources

We experienced net cash inflows of approximately $2,127,000 from our operating activities during the three months ended March 31, 2005 compared to net cash inflows of approximately $14,808,000 from our operating activities during the three months ended March 31, 2004. The decrease in operating cash inflows from the prior year is due primarily to changes in inventories and accounts payable and accrued liabilities, offset by an increase in earnings.

We had a net outflow of cash from our investing activities for the three months ended March 31, 2005 and 2004 due to the purchase of property, plant and equipment.

We had a net outflow of cash from our financing activities for the three months ended March 31, 2005 and 2004 primarily due to the purchase of our outstanding stock under our current stock repurchase program and to pay cash dividends, partially offset by proceeds from stock options exercised and for the three months ended March 31, 2005, net borrowings on our lines of credit.

On October 26, 2004, the Board of Directors authorized a new stock repurchase program to repurchase through December 2009 up to an additional 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through April 27, 2005 (the day prior to the filing of the Form 10-Q) of 25.0 million shares at an aggregate cost totaling approximately $156,438,000, at an average price of $6.25 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No other material capital commitments existed at March 31, 2005. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2005. At March 31, 2005 there was debt outstanding of $7,481,000 and $6,750,000 outstanding at December 31, 2004. At March 31, 2005 we are in compliance with all relevant covenants under our credit facilities. We did not enter into off-balance sheet arrangements during the quarter ended March 31, 2005 or 2004, nor did we have any off-balance sheet arrangements outstanding at March 31, 2005 or 2004.

Our working capital increased $12,317,000 to $230,886,000 at March 31, 2005 from $218,569,000 at December 31, 2004. Working capital increased during the quarter ended March 31, 2005 mainly due to an increase in accounts receivable offset by a decrease in inventory and cash used to repurchase our Class A Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which Item 7A is hereby incorporated by reference.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2005 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As of March 31, 2005 the Company has corrected one of the significant deficiencies disclosed in its Form 10-K for the year ended December 31, 2004 regarding the Company’s design of internal control over financial reporting in the areas of segregation of duties related to the Company’s customer service Amsterdam Operations. The Company believes that this correction did not amount to a material change in the Company’s internal control over financial reporting. As of March 31, 2005, the Company is currently in the process of correcting the other significant deficiency regarding the Company’s design of internal controls in the areas of segregation of duties related to the Company’s Mira Loma, California inventory management system regarding the development, testing and production environments for that system.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the first quarter of 2005:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Approximate Number of Shares that May Yet Be Purchased Under the Program (A)
January 1 through January 31, 2005	24,104	$29.29	24,104	4,965,406 shares
February 1 through February 28, 2005	164,602	31.14	164,602	4,800,804 shares
March 1 through March 31, 2005	211,294	31.58	211,294	4,589,510 shares

Total	400,000	$31.26	400,000	4,589,510 shares

(A)	In October 2004, the Board of Directors approved an additional 5,000,000 share repurchase program. This program expires in December 2009. The Company repurchased these shares on the open market.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant’s Form 10-K for fiscal year ended December 31, 1991)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.13	Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000 (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000)

10.14	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.15	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.16	Business Loan Agreement (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001)

10.17	Amendment No. 2 to Business Loan Agreement, dated May 27, 2003, between the Company and Bank of America (incorporated by reference to exhibit 10.22 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.18	Amendment No. 3 to Business Loan Agreement, dated November 1, 2004, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2004)

10.19	Amendment No. 4 to Business Loan Agreement, dated December 9, 2004, between the Company and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2004)

10.20	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.21	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: April 27, 2005	By:	/s/ George Powlick
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