Form 10-Q
period 2005-06-30
K SWISS INC
filed 2005-07-28
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at July 27, 2005:

Class A	25,667,146
Class B	8,380,128

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$134,577	$144,857
Accounts receivable, less allowance for doubtful accounts of $2,113 and $2,009 as of June 30, 2005 and December 31, 2004, respectively	78,783	49,411
Inventories	65,792	64,901
Prepaid expenses and other	4,286	7,710
Deferred taxes	3,869	4,654

Total current assets	287,307	271,533
PROPERTY, PLANT AND EQUIPMENT, net	8,419	8,228
OTHER ASSETS
Intangible assets (Note 4)	4,700	4,700
Deferred taxes	5,331	5,305
Other	5,630	5,111

	15,661	15,116

	$311,387	$294,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit	$3,750	$6,750
Trade accounts payable	22,997	22,262
Accrued income taxes	2,353	932
Accrued liabilities	21,585	23,020

Total current liabilities	50,685	52,964
OTHER LIABILITIES	15,108	15,083
STOCKHOLDERS’ EQUITY (Note 5)
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 27,791,898 shares issued, 25,667,146 shares outstanding and 2,124,752 shares held in treasury at June 30, 2005 and 27,536,890 shares issued, 26,193,494 shares outstanding and 1,343,396 held in treasury at December 31, 2004	278	275
Class B – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,380,128 shares at June 30, 2005 and 8,411,028 shares at December 31, 2004	84	84
Additional paid-in capital	39,398	36,692
Treasury Stock	(51,709)	(27,000)
Retained earnings	251,261	211,193
Accumulated other comprehensive earnings –
Foreign currency translation	5,581	6,871
Net gain (loss) on hedge derivatives	701	(1,285)

	245,594	226,830

	$311,387	$294,877

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenues (Note 6)	$279,617	$259,924	$126,474	$107,904
Cost of goods sold	148,808	140,405	67,648	58,151

Gross profit	130,809	119,519	58,826	49,753
Selling, general and administrative expenses	67,285	62,514	34,946	28,307

Operating profit	63,524	57,005	23,880	21,446
Interest income, net	1,183	300	665	173

Earnings before income taxes	64,707	57,305	24,545	21,619
Income tax expense	22,078	22,349	7,780	8,431

NET EARNINGS	$42,629	$34,956	$16,765	$13,188

Earnings per common share (Note 2)
Basic	$1.24	$0.99	$0.49	$0.38

Diluted	$1.19	$0.93	$0.47	$0.35

Weighted average number of shares outstanding (Note 2)
Basic	34,315	35,190	34,096	35,005

Diluted	35,800	37,676	35,552	37,365

Dividends declared per common share	$0.075	$0.05	$0.05	$0.025

Net Earnings	$42,629	$34,956	$16,765	$13,188
Other comprehensive (loss) earnings –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the six months ended June 30, 2005 and 2004, respectively and $0 and $0 for the three months ended June 30, 2005 and 2004, respectively	(1,290)	(994)	(935)	(14)
Change in deferred gain (loss) on hedge derivatives, net of income taxes of $0 and $0 for the six months June 30, 2005 and 2004, respectively and $0 and $0 for the three months ended ended June 30, 2005 and 2004, respectively	1,986	—	1,247	—

Comprehensive Earnings	$43,325	$33,962	$17,077	$13,174

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$42,629	$34,956
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	810	674
Impairment on intangibles and goodwill	—	1,730
Net loss on disposal of property, plant and equipment	8	3
Deferred income taxes	717	(28)
Income tax benefit of stock options exercised	1,806	865
Increase in accounts receivable	(29,931)	(22,375)
(Increase)/decrease in inventories	(1,409)	742
Decrease in prepaid expenses and other assets	3,591	2,444
Increase in accounts payable and accrued liabilities	2,385	5,598

Net cash provided by operating activities	20,606	24,609

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,064)	(630)

Net cash used in investing activities	(1,064)	(630)

Cash flows from financing activities:
Borrowings under bank lines of credit	7,264	—
Repayments on bank lines of credit	(10,264)	—
Repurchase of stock	(24,709)	(14,418)
Payment of dividends	(2,561)	(1,754)
Proceeds from stock options exercised	801	252

Net cash used in financing activities	(29,469)	(15,920)

Effect of exchange rate changes on cash	(353)	(531)

Net (decrease) increase in cash and cash equivalents	(10,280)	7,528
Cash and cash equivalents at beginning of period	144,857	81,455

Cash and cash equivalents at end of period	$134,577	$88,983

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$166	$197
Income taxes	$12,555	$17,873

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of June 30, 2005 and the results of its operations and its cash flows for the six and three months ended June 30, 2005 and 2004 have been included for the periods presented. The results of operations and cash flows for the six and three months ended June 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004. Certain reclassifications have been made in the six and three months ended June 30, 2004 presentation to conform to the six and three months ended June 30, 2005 presentation.

2. Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2005		2004		2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,315	$1.24	35,190	$0.99	34,096	$0.49	35,005	$0.38
Effect of Dilutive Stock Options	1,485	(0.05)	2,486	(0.06)	1,456	(0.02)	2,360	(0.03)

Diluted EPS	35,800	$1.19	37,676	$0.93	35,552	$0.47	37,365	$0.35

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Options to purchase shares of common stock (in thousands)	2	19
Exercise prices	$32.10	$23.45 – $23.71
Expiration dates	May 2015	December 2013 – February 2014

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Options to purchase shares of common stock (in thousands)	—	19
Exercise prices	—	$23.45 – $23.71
Expiration dates	—	December 2013 – February 2014

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

During the six months ended June 30, 2005 and 2004 there were 5,000 and 8,500 options, respectively, that were granted at exercise prices below fair market value. During the three months ended June 30, 2005 there were 5,000 options that were granted at exercise prices below fair market value and during the three months ended June 30, 2004 there were no options that were granted at exercise prices below fair market value. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits in the six and three months ended June 30, 2005 and 2004 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, the Company’s net earnings and earnings per share would have been:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net earnings (in thousands)
As reported	$42,629	$34,956	$16,765	$13,188
Add stock-based employee compensation charges reported in net earnings	91	118	45	48
Less total stock-based employee compensation expense, determined under the fair value method	(980)	(930)	(485)	(443)

Pro forma	$41,740	$34,144	$16,325	$12,793

Basic earnings per share
As reported	$1.24	$0.99	$0.49	$0.38
Pro forma	1.22	0.97	0.48	0.37

Diluted earnings per share
As reported	$1.19	$0.93	$0.47	$0.35
Pro forma	1.17	0.91	0.46	0.34

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	June 30,
	2005	2004
Expected life (years)	4	4
Risk-free interest rate	3.70%	3.49%
Expected volatility	41%	42%
Expected dividend yield	0.6%	0.5%

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

	June 30, 2005	December 31, 2004
Goodwill	$4,618	$4,618
Trademarks	2,761	2,761
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$4,700	$4,700

The changes in the carrying amount of goodwill and intangible assets is as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$4,700	$7,301	$4,700	$5,571
Additions	—	175	—	175
Impairment losses	—	(1,730)	—	—

Ending balance	$4,700	$5,746	$4,700	$5,746

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

5. Stockholders’ Equity

Under its stock repurchase program, the Company purchased approximately 781,000 shares of Class A Common Stock during the six months ended June 30, 2005 for a total expenditure of approximately $24,709,000.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenues from unrelated entities (1):
United States	$212,691	$218,071	$95,099	$88,496
Europe	42,116	23,379	19,445	9,433
Other International	24,810	18,474	11,930	9,975

	$279,617	$259,924	$126,474	$107,904

Inter-geographic revenues:
United States	$2,883	$1,931	$1,359	$885
Europe	1	98	1	—
Other International	13,026	7,019	4,998	4,100

	$15,910	$9,048	$6,358	$4,985

Total revenues:
United States	$215,574	$220,002	$96,458	$89,381
Europe	42,117	23,477	19,446	9,433
Other International	37,836	25,493	16,928	14,075
Less inter-geographic revenues	(15,910)	(9,048)	(6,358)	(4,985)

	$279,617	$259,924	$126,474	$107,904

Operating profit:
United States (2)	$55,804	$57,119	$21,844	$21,209
Europe	8,752	1,096	3,116	(1,255)
Other International (2)	5,415	3,614	2,203	2,148
Less corporate expenses (3)	(9,015)	(6,961)	(4,241)	(1,634)
Eliminations	2,568	2,137	958	978

	$63,524	$57,005	$23,880	$21,446

	June 30, 2005	December 31, 2004
Identifiable assets:
United States	$144,930	$124,025
Europe	20,824	14,377
Other International	17,068	15,443
Corporate assets and eliminations (4)	128,565	141,032

	$311,387	$294,877

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.
(2)	For the six months ended June 30, 2004, operating profit includes impairment losses of $1,730,000 on the Royal Elastics trademark and goodwill, of which $1,016,000 and $714,000 of impairment losses were recognized in the United States segment and Other International segment, respectively.
(3)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology, human resources and legal which benefit the entire corporation and are not segment/region specific. The increase in corporate expenses during the six and three months ended June 30, 2005 was due to an increase in compensation expenses, which includes bonus/incentive related expenses, as a result of an increase in bonus/incentive related expenses that was calculated in accordance with the bonus formula under the Company’s Economic Value Added Bonus Plan and an increase in legal expenses in connection with pursuing a lawsuit to protect our trademarks.
(4)	Corporate assets include cash and cash equivalents and intangible assets.

During the six months ended June 30, 2005 and 2004, approximately 18% and 19%, respectively, of revenues were attributable to one customer. During the three months ended June 30, 2005 and 2004, approximately 14% and 16% of revenues were attributable to one customer.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. The Company believes that implementing SFAS No. 154 should not have a material impact on its financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of our training shoe line; market acceptance of new Limited Edition product; market acceptance of our basketball shoe line; market acceptance of non-performance product in Asia and Europe; market acceptance of Royal Elastics footwear (including the new L.A.M.B. product); demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; difficulties in implementing, operating and maintaining our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; concentration of production in China; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain, due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

Our total revenues increased 17.2% and 7.6% for the quarter and six months ended June 30, 2005, respectively, from the quarter and six months ended June 30, 2004, respectively. Our gross margins, as a percentage of revenues, increased to 46.5% and 46.8% for the quarter and six months ended June 30, 2005, respectively, from 46.1% and 46.0% for the quarter and six months ended June 30, 2004, respectively, as a result of product mix changes, international sales becoming a larger portion of revenues and changes in our at-once business. At June 30, 2005, our total futures orders with start ship dates from July through December 2005 were $185,181,000, an increase of 12.3% from June 30, 2004. Of this amount, domestic futures orders were $137,464,000, an increase of 1.9%, and international futures orders were $47,717,000, an increase of 58.5%. Net earnings and net earnings per diluted share for the quarter ended June 30, 2005, increased 27.1% and 34.3%, respectively, to $16,765,000 or $0.47 per diluted share, compared with $13,188,000, or $0.35 per diluted share, in the prior year period. Net earnings and net earnings per diluted share for the six months ended June 30, 2005, increased 22.0% and 28.0%, respectively, to $42,629,000 or $1.19 per diluted share, compared with $34,956,000, or $0.93 per diluted share, at June 30, 2004.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.2	54.0	53.5	53.9
Gross profit	46.8	46.0	46.5	46.1
Selling, general and administrative expenses	24.1	24.1	27.6	26.2
Interest income, net	0.4	0.1	0.5	0.1
Earnings before income taxes	23.1	22.0	19.4	20.0
Income tax expense	7.9	8.6	6.1	7.8
Net earnings	15.2	13.4	13.3	12.2

Revenues

K•Swiss brand revenues increased to $124,109,000 for the quarter ended June 30, 2005 from $106,005,000 for the quarter ended June 30, 2004, an increase of $18,104,000 or 17.1%. K•Swiss brand revenues increased to $275,185,000 for the six months ended June 30, 2005 from $256,279,000 for the six months ended June 30, 2004, an increase of $18,906,000 or 7.4%. The increase for the quarter and six months ended June 30, 2005 was the result of an increase in the volume of footwear sold offset by lower average wholesale prices per pair. The volume of footwear sold increased to 4,896,000 and 10,797,000 pair for the quarter and six months ended June 30, 2005, respectively, from 4,067,000 and 9,860,000 pair for the quarter and six months June 30, 2004. The increase in the volume of footwear sold for the quarter ended June 30, 2005 was primarily the result of increased sales of the Classic, children’s and tennis shoes of 25.3%, 27.4% and 11.4%, respectively, offset by decreased sales of training shoes of 33.3%. This increase in volume for the quarter ended June 30, 2005 was offset by a lower average wholesale price per pair of $24.93 for the quarter ended June 30, 2005 from $25.55 for the quarter ended June 30, 2004, a decrease of 2.4%, which resulted from the mix of sales. This increase in volume for the six months ended June 30, 2005 was offset by a lower average wholesale price per pair of $25.04 for the quarter ended June 30, 2005 from $25.42 for the six months ended June 30, 2004, a decrease of 1.5%, which resulted from the mix of sales.

During the second quarter of 2004, domestic K•Swiss brand sales were negatively impacted as a result of implementing a direct-to-customer shipping program. At June 30, 2004, approximately $9,500,000 of orders scheduled for delivery in June were in transit, but were not recognized into revenue in the second quarter of 2004 because the footwear had not arrived at our customers’ rail yards. These orders were excluded from our backlog at June 30, 2004. During July 2004, this footwear arrived at our customers’ rail yards and therefore, sales of such footwear were recognized as revenues during July 2004.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Domestic
K•Swiss brand	$211,281	$216,718	(2.5)%	$94,404	$87,688	7.7%
Royal Elastics brand	1,410	1,353	4.2	695	808	(14.0)

Total domestic	$212,691	$218,071	(2.5)%	$95,099	$88,496	7.5%

International
K•Swiss brand	$63,904	$39,561	61.5%	$29,705	$18,317	62.2%
Royal Elastics brand	3,022	2,292	31.8	1,670	1,091	53.1

Total international	$66,926	$41,853	59.9%	$31,375	$19,408	61.7%

Total Revenues	$279,617	$259,924	7.6%	$126,474	$107,904	17.2%

Gross Margin

Overall gross profit margins, as a percentage of revenues, increased to 46.5% for the quarter ended June 30, 2005, from 46.1% for the quarter ended June 30, 2004. Overall gross profit margins, as a percentage of revenues, increased to 46.8% for the six months ended June 30, 2005, from 46.0% for the six months ended June 30, 2004. Gross profit margin for the quarter and six months ended June 30, 2005 was affected by product mix changes, international sales becoming a larger portion of revenues and changes in our at-once business. Our gross margins may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased to $34,946,000 (27.6% of revenues) for the quarter ended June 30, 2005, from $28,307,000 (26.2% of revenues) for the quarter ended June 30, 2004, an increase of $6,639,000 or 23.5%. Overall selling, general and administrative expenses increased to $67,285,000 (24.1% of revenues) for the six months ended June 30, 2005, from $62,514,000 (24.1% of revenues) for the six months ended June 30, 2004, an increase of $4,771,000 or 7.6%. The increase in general and administrative expenses during the quarter and six months ended June 30, 2005 was the result of increases in compensation and compensation related expenses, advertising and legal expenses. In addition, impairment expenses of $1,730,000 were recognized during the six months ended June 30, 2004 on the trademark and goodwill of the Royal Elastics brand based on many factors including the brand not growing as rapidly as we expected. Compensation expenses, which includes commissions and bonus/incentive related expenses, increased 46.5% and 8.1% for the quarter and six months ended June 30, 2005, respectively, as a result of an increase in bonus/incentive related expenses that were calculated in accordance with the bonus formula under the Company’s Economic Value Added Bonus Plan. Advertising expenses increased 10.0% and 8.6%, for the quarter and six months ended June 30, 2005, respectively, as part of a strategic effort to drive revenues. Legal expenses increased 373.4% and 229.4%, for the quarter and six months ended June 30, 2005, respectively, in connection with pursuing a lawsuit to protect our trademarks. The increase in corporate expenses during the quarter and six months ended June 30, 2005 was due to increases in compensation and legal expenses as explained above.

Interest, Other and Taxes

Overall net interest income was $665,000 (0.5% of revenues) and $1,183,000 (0.4% of revenues) for the quarter and six months ended June 30, 2005, respectively, compared to $173,000 (0.1% of revenues) and $300,000 (0.1% of revenues) for the quarter and six months ended June 30, 2004, representing an increase of $492,000 and $883,000 for the quarter and six months ended June 30, 2005 compared to the same prior year periods, respectively. This increase in net interest income was the result of higher average interest rates and higher average balances, offset by interest expense on our bank lines of credit.

Our effective tax rate was 31.7% for the quarter and 34.1% for the six months ended June 30, 2005 compared to 39.0% for the quarter and six months ended June 30, 2004. Starting January 1, 2005, future provision will not be made for appropriate United States income taxes on future earnings of selected international subsidiary companies as these future earnings are intended to be permanently invested.

Net earnings increased 27.1% to $16,765,000, or $0.47 per share (diluted earnings per share), for the quarter ended June 30, 2005 from $13,188,000, or $0.35 per share (diluted earnings per share) for the quarter ended June 30, 2004. Net earnings increased 22.0% to $42,629,000, or $1.19 per share (diluted earnings per share), for the six months ended June 30, 2005 from $34,956,000, or $0.93 per share (diluted earnings per share) for the quarter ended June 30, 2004.

Backlog

At June 30, 2005 and 2004 total futures orders with start ship dates from July 2005 and 2004 through December 2005 and 2004 were approximately $185,181,000 and $164,956,000, respectively, an increase of 12.3%. The 12.3% increase in total futures orders is comprised of an 11.3% increase in the third quarter 2005 future orders and a 13.8% increase in the fourth quarter 2005 future orders. At June 30, 2005 and 2004, domestic futures orders with start ship dates from July 2005 and 2004 through December 2005 and 2004 were approximately $137,464,000 and $134,858,000, respectively, an increase of 1.9%. At June 30, 2005 and 2004, international futures orders with start ship dates from July 2005 and 2004 through December 2005 and 2004 were approximately $47,717,000 and $30,098,000, respectively, an increase of 58.5%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of net customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies.

Liquidity and Capital Resources

We experienced net cash inflows of approximately $20,606,000 from our operating activities during the six months ended June 30, 2005 compared to net cash inflows of approximately $24,609,000 from our operating activities during the six months ended June 30, 2004. The decrease in operating cash inflows from the prior year is due primarily to changes in accounts receivables and inventories, offset by changes in accounts payable and accrued liabilities and an increase in earnings.

We had a net outflow of cash from our investing activities for the six months ended June 30, 2005 and 2004 due to the purchase of property, plant and equipment.

We had a net outflow of cash from our financing activities for the six months ended June 30, 2005 and 2004 primarily due to the purchase of our outstanding stock under our current stock repurchase program and to pay cash dividends, partially offset by proceeds from stock options exercised and for the six months ended June 30, 2005 we had cash outflows to repay our banks lines of credit.

On October 26, 2004, the Board of Directors authorized a new stock repurchase program to repurchase through December 2009 up to an additional 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases, under all stock repurchase programs from August 1996 through July 27, 2005 (the day prior to the filing of this Form 10-Q), of 25.2 million shares at an aggregate cost totaling approximately $160,278,000, at an average price of $6.37 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No other material capital commitments existed at June 30, 2005. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2005. At June 30, 2005 and December 31, 2004 there was debt outstanding of $3,750,000 and $6,750,000, respectively. At June 30, 2005 we were in compliance with all relevant covenants under our credit facilities. We did not enter into off-balance sheet arrangements during the quarter ended June 30, 2005 or 2004, nor did we have any off-balance sheet arrangements outstanding at June 30, 2005 or 2004.

Our working capital increased $18,053,000 to $236,622,000 at June 30, 2005 from $218,569,000 at December 31, 2004. Working capital increased during the six months ended June 30, 2005 mainly due to an increase in accounts receivable offset by a decrease in cash used to repurchase our Class A Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which Item 7A is hereby incorporated by reference.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2005 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As of June 30, 2005 the Company has corrected one of the two significant deficiencies disclosed in its Form 10-K for the year ended December 31, 2004 regarding the Company’s design of internal control over financial reporting in the areas of segregation of duties related to the Company’s customer service Amsterdam Operations. The Company believes that this correction did not amount to a material change in the Company’s internal control over financial reporting. As of June 30, 2005, the Company is currently in the process of correcting the other significant deficiency disclosed in its Form 10-K for the year ended December 31, 2004 regarding the Company’s design of internal controls over financial reporting in the areas of segregation of duties related to the Company’s Mira Loma, California inventory management system relating to the development, testing and production environments for that system.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the second quarter of 2005:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Approximate Number of Shares that May Yet Be Purchased Under the Program (A)
April 1 through April 30, 2005	312,188	$32.19	312,188	4,277,322 shares
May 1 through May 31, 2005	69,168	31.17	69,168	4,208,154 shares
June 1 through June 30, 2005	—	—	—	4,208,154 shares

Total	381,356	$32.00	381,356	4,208,154 shares

(A)	In October 2004, the Board of Directors approved an additional 5,000,000 share repurchase program. This program expires in December 2009. The Company repurchased these shares on the open market.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held May 19, 2005.

(b)	The following directors were elected to serve until the 2006 Annual Meeting of Stockholders or until their successors have been duly elected and qualified:

Class A Directors	Class B Directors
David Lewin	Steven Nichols
Mark Louie	George Powlick
Lawrence Feldman
Stephen Fine
Martyn Wilford

(c)	Of the 24,540,114 shares of Class A Common Stock represented at the meeting, Class A Directors named in (b) above were elected with the following votes:

	Number of Votes Received
Name	For	Withheld
David Lewin	16,928,434	7,611,680
Mark Louie	24,089,847	450,267

(d)	Of the 8,378,128 shares of Class B Common Stock represented at the meeting, Class B Directors named in (b) above were elected with the following votes:

	Number of Votes Received
Name	For	Withheld
Steven Nichols	83,781,280	—
George Powlick	83,781,280	—
Lawrence Feldman	83,781,280	—
Stephen Fine	83,781,280	—
Martyn Wilford	83,781,280	—

(e)	Of the 24,540,114 shares of Class A and 8,378,128 shares of Class B Common Stock represented at the meeting, Grant Thornton LLP was ratified as the Company’s independent accountants for 2005:

Number of Votes Received
For	108,306,898
Against	11,261
Abstain	3,235

ITEM 5. Other Information

On June 1, 2005, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”). The Loan Agreement was entered into to replace that certain Business Loan Agreement between the Company and the Bank dated as of July 1, 2001 which expired by its terms on July 1, 2005. The terms of the two agreements are substantially similar. Pursuant to the Loan Agreement, the Bank has agreed to make available to the Company, beginning on June 1, 2005, a revolving line of credit in the amount of $15 million at an interest rate of the Bank’s prime rate minus 0.75%. The Company may elect an optional interest rate in lieu of the aforementioned rate under the conditions set forth in the Loan Agreement. The Loan Agreement expires by its terms on July 1, 2007 (the “Termination Date”). Prior to the Termination Date, the Company may repay principal amounts due and reborrow them. The Loan Agreement and an amendment to the Agreement dated June 28, 2005 are attached to this Quarterly Report on Form 10-Q as Exhibit 10.18 and 10.19, respectively.

ITEM 6. Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant’s Form 10-K for fiscal year ended December 31, 1991)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005

10.14	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.15	Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000 (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000)

10.16	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.17	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.18	Loan Agreement dated June 1, 2005, between the Company and Bank of America

10.19	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between the Company and Bank of America

10.20	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.21	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K•Swiss Inc.

Date: July 27, 2005	By:	/s/ George Powlick
George Powlick,
Vice President Finance, Chief Operating
Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005

10.18	Loan Agreement dated June 1, 2005, between the Company and Bank of America

10.19	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between the Company and Bank of America

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002