Form 10-Q
period 2005-09-30
K SWISS INC
filed 2005-10-27
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at October 26, 2005:

Class A	25,704,095
Class B	8,380,128

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$179,112	$144,857
Accounts receivable, less allowance for doubtful accounts of $2,286 and $2,009 as of September 30, 2005 and December 31, 2004, respectively	56,442	49,411
Inventories	52,126	64,901
Prepaid expenses and other	5,878	7,710
Deferred taxes	3,764	4,654

Total current assets	297,322	271,533
PROPERTY, PLANT AND EQUIPMENT, net	8,174	8,228
OTHER ASSETS
Intangible assets (Note 4)	4,700	4,700
Deferred taxes	5,475	5,305
Other	5,878	5,111

	16,053	15,116

	$321,549	$294,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit	$—	$6,750
Trade accounts payable	16,468	22,262
Accrued income taxes	2,078	932
Accrued liabilities	23,018	23,020

Total current liabilities	41,564	52,964
OTHER LIABILITIES	15,440	15,083
STOCKHOLDERS’ EQUITY (Note 5)
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 27,888,895 shares issued, 25,697,162 shares outstanding and 2,191,733 shares held in treasury at September 30, 2005 and 27,536,890 shares issued, 26,193,494 shares outstanding and 1,343,396 held in treasury at December 31, 2004	279	275
Class B – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,380,128 shares at September 30, 2005 and 8,411,028 shares at December 31, 2004	84	84
Additional paid-in capital	40,658	36,692
Treasury Stock	(53,705)	(27,000)
Retained earnings	270,619	211,193
Accumulated other comprehensive earnings –
Foreign currency translation	5,646	6,871
Net gain (loss) on hedge derivatives	964	(1,285)

	264,545	226,830

	$321,549	$294,877

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Revenues (Note 6)	$416,285	$395,723	$136,668	$135,799
Cost of goods sold	221,908	214,455	73,100	74,050

Gross profit	194,377	181,268	63,568	61,749
Selling, general and administrative expenses	101,378	93,920	34,093	31,406

Operating profit	92,999	87,348	29,475	30,343
Interest income, net	2,091	552	908	252

Earnings before income taxes	95,090	87,900	30,383	30,595
Income tax expense	31,399	32,263	9,321	9,914

NET EARNINGS	$63,691	$55,637	$21,062	$20,681

Earnings per common share (Note 2)
Basic	$1.86	$1.59	$0.62	$0.59

Diluted	$1.78	$1.52	$0.59	$0.57

Weighted average number of shares outstanding (Note 2)
Basic	34,239	35,065	34,091	34,818

Diluted	35,692	36,576	35,478	36,276

Dividends declared per common share	$0.125	$0.075	$0.05	$0.025

Net Earnings	$63,691	$55,637	$21,062	$20,681
Other comprehensive (loss) earnings –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the nine months ended September 30, 2005 and 2004, respectively, and $0 and $0 for the three months ended September 30, 2005 and 2004, respectively	(1,225)	(736)	65	258
Change in deferred gain (loss) on hedge derivatives, net of income tax benefit of $0 and $85 for the nine months ended September 30, 2005 and 2004, respectively, and $0 and $85 for the three months ended September 30, 2005 and 2004, respectively	2,249	(132)	263	(132)

Comprehensive Earnings	$64,715	$54,769	$21,390	$20,807

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$63,691	$55,637
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,199	1,089
Impairment on intangibles and goodwill	—	2,776
Net loss on disposal of property, plant and equipment	9	5
Deferred income taxes	679	(1,002)
Income tax benefit of stock options exercised	2,558	1,008
Increase in accounts receivable	(7,360)	(6,868)
Decrease in inventories	12,705	16,831
Decrease (increase) in prepaid expenses and other assets	1,611	(1,582)
(Decrease) increase in accounts payable and accrued liabilities	(2,584)	6,837

Net cash provided by operating activities	72,508	74,731
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,232)	(900)
Proceeds from disposal of property, plant and equipment	24	9

Net cash used in investing activities	(1,208)	(891)
Cash flows from financing activities:
Borrowings under bank lines of credit	7,264	—
Repayments on bank lines of credit	(14,014)	—
Repurchase of stock	(26,705)	(23,629)
Payment of dividends	(4,265)	(2,615)
Proceeds from stock options exercised	1,200	360

Net cash used in financing activities	(36,520)	(25,884)
Effect of exchange rate changes on cash	(525)	(390)

Net increase in cash and cash equivalents	34,255	47,566
Cash and cash equivalents at beginning of period	144,857	81,455

Cash and cash equivalents at end of period	$179,112	$129,021

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$203	$206
Income taxes	$24,500	$34,276

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of September 30, 2005 and the results of its operations and its cash flows for the nine and three months ended September 30, 2005 and 2004 have been included for the periods presented. The results of operations and cash flows for the nine and three months ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004. Certain reclassifications have been made in the nine and three months ended September 30, 2004 presentation to conform to the nine and three months ended September 30, 2005 presentation.

2.	Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2005		2004		2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,239	$1.86	35,065	$1.59	34,091	$0.62	34,818	$0.59
Effect of Dilutive Stock Options	1,453	(0.08)	1,511	(0.07)	1,387	(0.03)	1,458	(0.02)

Diluted EPS	35,692	$1.78	36,576	$1.52	35,478	$0.59	36,276	$0.57

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Options to purchase shares of common stock (in thousands)	22	18
Exercise prices	$32.10 – $34.66	$23.45 – $23.71
Expiration dates	May 2015 – August 2015	December 2013 – February 2014

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Options to purchase shares of common stock (in thousands)	20	214
Exercise prices	$34.66	$19.26 – $23.71
Expiration dates	August 2015	December 2013 – May 2014

3.	Accounting for Stock-Based Compensation

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

During the nine months ended September 30, 2005 and 2004 there were 5,000 and 8,500 options, respectively, that were granted at exercise prices below fair market value. During the three months ended September 30, 2005 and 2004 there were no options that were granted at exercise prices below fair market value. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits in the nine and three months ended September 30, 2005 and 2004 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, the Company’s net earnings and earnings per share would have been:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net earnings (in thousands)
As reported	$63,691	$55,637	$21,062	$20,681
Add stock-based employee compensation charges reported in net earnings	143	173	51	55
Less total stock-based employee compensation expense, determined under the fair value method	(1,474)	(1,429)	(494)	(499)

Pro forma	$62,360	$54,381	$20,619	$20,237

Basic earnings per share
As reported	$1.86	$1.59	$0.62	$0.59
Pro forma	1.82	1.55	0.60	0.58
Diluted earnings per share
As reported	$1.78	$1.52	$0.59	$0.57
Pro forma	1.75	1.49	0.58	0.56

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	September 30,
	2005	2004
Expected life (years)	6	5
Risk-free interest rate	4.20%	3.38%
Expected volatility	45%	55%
Expected dividend yield	0.6%	0.5%

4.	Goodwill and Intangible Assets

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

	September 30, 2005	December 31, 2004
Goodwill	$4,618	$4,618
Trademarks	2,761	2,761
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$4,700	$4,700

The changes in the carrying amount of goodwill and intangible assets is as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Beginning balance	$4,700	$7,301	$4,700	$5,746
Additions	—	175	—	—
Impairment losses	—	(2,776)	—	(1,046)

Ending balance	$4,700	$4,700	$4,700	$4,700

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2005 to determine whether goodwill and intangible assets were impaired and determined there was no impairment. In the first quarter of 2004, as a result of the annual reassessment and impairment test and after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Royal Elastics goodwill and trademark was impaired and recognized an impairment loss of $1,730,000. During the third quarter of 2004, after a subsequent review of sales, backlog, cash flows, and marketing strategy, the Company determined that its remaining investment in Royal Elastics goodwill and trademark was impaired and recognized as additional impairment loss of $1,046,000.

5.	Stockholders’ Equity

Under its stock repurchase program, the Company purchased approximately 848,000 shares of Class A Common Stock during the nine months ended September 30, 2005 for a total expenditure of approximately $26,705,000.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Revenues from unrelated entities (1):
United States	$316,151	$329,009	$103,460	$110,938
Europe	62,437	36,107	20,321	12,728
Other International	37,697	30,607	12,887	12,133

	$416,285	$395,723	$136,668	$135,799

Inter-geographic revenues:
United States	$4,376	$3,094	$1,493	$1,163
Europe	6	98	5	—
Other International	20,527	10,295	7,501	3,276

	$24,909	$13,487	$8,999	$4,439

Total revenues:
United States	$320,527	$332,103	$104,953	$112,101
Europe	62,443	36,205	20,326	12,728
Other International	58,224	40,902	20,388	15,409
Less inter-geographic revenues	(24,909)	(13,487)	(8,999)	(4,439)

	$416,285	$395,723	$136,668	$135,799

Operating profit (loss):
United States (2)	$82,040	$83,334	$26,236	$26,215
Europe	12,544	4,177	3,792	3,081
Other International (2)	7,473	6,206	2,058	2,592
Less corporate expenses (3)	(12,696)	(10,147)	(3,681)	(3,186)
Eliminations	3,638	3,778	1,070	1,641

	$92,999	$87,348	$29,475	$30,343

	September 30, 2005	December 31, 2004
Identifiable assets:
United States	$111,432	$124,025
Europe	21,415	14,377
Other International	18,139	15,443
Corporate assets and eliminations (4)	170,563	141,032

	$321,549	$294,877

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.

(2)	For the nine months ended September 30, 2004, operating profit includes impairment losses of $2,776,000 on the Royal Elastics trademark and goodwill, of which $1,632,000 and $1,144,000 of impairment losses were recognized in the United States segment and Other International segment, respectively. For the three months ended September 30, 2004, operating profit includes impairment losses of $1,046,000 on the Royal Elastics trademark and goodwill, of which $616,000 and $430,000 of impairment losses were recognized in the United States segment and Other International segment, respectively.

(3)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology, human resources and legal which benefit the entire corporation and are not segment/region specific. The increase in corporate expenses during the nine months ended September 30, 2005 was due to an increase in compensation expenses, which includes bonus/incentive related expenses, as a result of an increase in bonus/incentive related expenses that was calculated in accordance with the bonus formula under the Company’s Economic Value Added Bonus Plan, and an increase in legal expenses in connection with pursuing a lawsuit to protect our trademarks. The increase in corporate expenses for the three months ended September 30, 2005 was due to an increase in legal expenses for the reasons described previously.

(4)	Corporate assets include cash and cash equivalents and intangible assets.

During the nine months ended September 30, 2005 and 2004, approximately 19% and 20%, respectively, of revenues were attributable to one customer. During the three months ended September 30, 2005 and 2004, approximately 20% and 22% of revenues were attributable to one customer.

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

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of our training shoe line; market acceptance of new Limited Edition product; market acceptance of our basketball shoe line; market acceptance of non-performance product in Asia and Europe; market acceptance of Royal Elastics footwear (including the new L.A.M.B. product); demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; difficulties in implementing, operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; concentration of production in China; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain, due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

Our total revenues increased 0.6% and 5.2% for the quarter and nine months ended September 30, 2005, respectively, from the quarter and nine months ended September 30, 2004, respectively. Our gross margins, as a percentage of revenues, increased to 46.5% and 46.7% for the quarter and nine months ended September 30, 2005, respectively, from 45.5% and 45.8% for the quarter and nine months ended September 30, 2004, respectively, as a result of product mix changes, international sales becoming a larger portion of revenues and changes in our at-once business. At September 30, 2005, our total futures orders with start ship dates from October 2005 through March 2006 were $193,038,000, an increase of 0.2% from September 30, 2004. Of this amount, domestic futures orders were $136,644,000, a decrease of 11.2%, and international futures orders were $56,394,000, an increase of 45.4%. Net earnings and net earnings per diluted share for the quarter ended September 30, 2005, increased 1.8% and 3.5%, respectively, to $21,062,000 or $0.59 per diluted share, compared with $20,681,000, or $0.57 per diluted share, in the prior year period. Net earnings and net earnings per diluted share for the nine months ended September 30, 2005, increased 14.5% and 17.1%, respectively, to $63,691,000 or $1.78 per diluted share, compared with $55,637,000, or $1.52 per diluted share, at September 30, 2004.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.3	54.2	53.5	54.5
Gross profit	46.7	45.8	46.5	45.5
Selling, general and administrative expenses	24.4	23.7	25.0	23.1
Interest income, net	0.5	0.1	0.7	0.1
Earnings before income taxes	22.8	22.2	22.2	22.5
Income tax expense	7.5	8.1	6.8	7.3
Net earnings	15.3	14.1	15.4	15.2

Revenues

K•Swiss brand revenues decreased to $133,709,000 for the quarter ended September 30, 2005 from $133,911,000 for the quarter ended September 30, 2004, a decrease of $202,000 or 0.2%. K•Swiss brand revenues increased to $408,894,000 for the nine months ended September 30, 2005 from $390,190,000 for the nine months ended September 30, 2004, an increase of $18,704,000 or 4.8%. The decrease for the quarter ended September 30, 2005 was the result of a decrease in the volume of footwear sold offset by a higher average wholesale price per pair and the increase for the nine months ended September 30, 2005 was the result of an increase in the volume of footwear sold and a higher average wholesale price per pair. The volume of footwear sold decreased to 5,053,000 pair and increased to 15,849,000 pair for the quarter and nine months ended September 30, 2005, respectively, from 5,346,000 and 15,207,000 pair for the quarter and nine months September 30, 2004, respectively. The decrease in the volume of footwear sold for the quarter ended September 30, 2005 was primarily the result of decreased sales of tennis and Classic shoes of 33.2% and 8.1%, respectively, offset by increased sales of training shoes of 30.8%. This decrease in volume for the quarter ended September 30, 2005 was offset by a higher average wholesale price per pair of

$26.00 for the quarter ended September 30, 2005 from $24.70 for the quarter ended September 30, 2004, an increase of 5.3%, which resulted from an increase in the price of the Classic during the third quarter of 2005 and to the mix of sales. The increase in K•Swiss brand revenues for the nine months ended September 30, 2005 was also due to a higher average wholesale price per pair of $25.35 for the nine months ended September 30, 2005 from $25.16 for the nine months ended September 30, 2004, an increase of 0.8%, which resulted from the mix of sales and an increase in the price of the Classic during the third quarter of 2005.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Domestic
K•Swiss brand	$313,314	$327,007	(4.2)%	$102,033	$110,289	(7.5)%
Royal Elastics brand	2,837	2,002	41.7	1,427	649	119.9

Total domestic	$316,151	$329,009	(3.9)%	$103,460	$110,938	(6.7)%

International
K•Swiss brand	$95,580	$63,183	51.3%	$31,676	$23,622	34.1%
Royal Elastics brand	4,554	3,531	29.0	1,532	1,239	23.6

Total international	$100,134	$66,714	50.1%	$33,208	$24,861	33.6%

Total Revenues	$416,285	$395,723	5.2%	$136,668	$135,799	0.6%

Gross Margin

Overall gross profit margins, as a percentage of revenues, increased to 46.5% for the quarter ended September 30, 2005, from 45.5% for the quarter ended September 30, 2004. Overall gross profit margins, as a percentage of revenues, increased to 46.7% for the nine months ended September 30, 2005, from 45.8% for the nine months ended September 30, 2004. Gross profit margin for the quarter and nine months ended September 30, 2005 was affected by product mix changes, international sales becoming a larger portion of revenues and changes in our at-once business. Our gross margins may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased to $34,093,000 (25.0% of revenues) for the quarter ended September 30, 2005, from $31,406,000 (23.1% of revenues) for the quarter ended September 30, 2004, an increase of $2,687,000 or 8.6%. Overall selling, general and administrative expenses increased to $101,378,000 (24.4% of revenues) for the nine months ended September 30, 2005, from $93,920,000 (23.7% of revenues) for the nine months ended September 30, 2004, an increase of $7,458,000 or 7.9%. The increase in general and administrative expenses during the quarter and nine months ended September 30, 2005 was the result of increases in advertising and legal expenses and also for the nine months ended September 30, 2005 there was an increase in compensation and compensation related expenses. In addition, impairment expenses of $1,046,000 and $2,776,000 were recognized during the quarter and nine months ended September 30, 2004, respectively, on the trademark and goodwill of the Royal Elastics brand based on many factors including the brand not growing as rapidly as we expected. Compensation expenses, which includes commissions and bonus/incentive related expenses, increased 5.2% for the nine months ended September 30, 2005, as a result of an increase in bonus/incentive related expenses that were calculated in accordance with the bonus formula under the Company’s Economic Value Added Bonus Plan. Advertising expenses increased 16.8% and 11.5%, for the quarter and nine months ended September 30, 2005, respectively, as part of a strategic effort to drive revenues. Legal expenses increased 153.4% and 195.4%, for the quarter and nine months ended September 30, 2005, respectively, in connection with pursuing a lawsuit to protect our trademarks. Corporate expenses of $3,681,000 and $3,186,000 for the quarter ended September 30, 2005 and 2004, respectively, and $12,696,000 and $10,147,000, for the nine months ended September 30, 2005 and 2004, respectively, are included in selling, general and administrative expenses. The increase in corporate expenses during the quarter and nine months ended September 30, 2005 was due to an increase in legal expenses as explained above and also for the nine months ended September 30, 2005 due to an increase in compensation expenses as explained above.

Interest, Other and Taxes

Overall net interest income was $908,000 (0.7% of revenues) and $2,091,000 (0.5% of revenues) for the quarter and nine months ended September 30, 2005, respectively, compared to $252,000 (0.1% of revenues) and $552,000 (0.1% of revenues) for the quarter and nine months ended September 30, 2004, respectively, representing an increase of $656,000 and $1,539,000 for the quarter and nine months ended September 30, 2005 compared to the same prior year periods, respectively. This increase in net interest income was the result of higher average interest rates and higher average balances, offset by interest expense on our bank lines of credit.

Our effective tax rate was 30.7% for the quarter and 33.0% for the nine months ended September 30, 2005, respectively, compared to 32.4% and 36.7% for the quarter and nine months ended September 30, 2004, respectively. Starting January 1, 2005, future provisions will not be made for appropriate United States income taxes on earnings of selected international subsidiary companies as these future earnings are intended to be permanently invested.

Net earnings increased 1.8% to $21,062,000, or $0.59 per share (diluted earnings per share), for the quarter ended September 30, 2005 from $20,681,000, or $0.57 per share (diluted earnings per share) for the quarter ended September 30, 2004. Net earnings increased 14.5% to $63,691,000, or $1.78 per share (diluted earnings per share), for the nine months ended September 30, 2005 from $55,637,000, or $1.52 per share (diluted earnings per share) for the nine months ended September 30, 2004.

Backlog

At September 30, 2005 and 2004 total futures orders with start ship dates from October 2005 and 2004 through March 2006 and 2005 were approximately $193,038,000 and $192,702,000, respectively, an increase of 0.2%. The 0.2% increase in total futures orders is comprised of a 1.3% increase in the fourth quarter 2005 futures orders and a 0.5% decrease in the first quarter 2006 futures orders. At September 30, 2005 and 2004, domestic futures orders with start ship dates from October 2005 and 2004 through March 2006 and 2005 were approximately $136,644,000 and $153,922,000, respectively, a decrease of 11.2%. At September 30, 2005 and 2004, international futures orders with start ship dates from October 2005 and 2004 through March 2006 and 2005 were approximately $56,394,000 and $38,780,000, respectively, an increase of 45.4%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of net customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies.

Liquidity and Capital Resources

We experienced net cash inflows of approximately $72,508,000 from our operating activities during the nine months ended September 30, 2005 compared to net cash inflows of approximately $74,731,000 from our operating activities during the nine months ended September 30, 2004. The decrease in operating cash inflows from the prior year is due primarily to changes in accounts payable and accrued liabilities and inventories, offset by an increase in earnings and changes in prepaid expenses and other assets.

We had a net outflow of cash from our investing activities for the nine months ended September 30, 2005 and 2004 due to the purchase of property, plant and equipment.

We had a net outflow of cash from our financing activities for the nine months ended September 30, 2005 and 2004 primarily due to the purchase of our outstanding stock under our current stock repurchase program and to pay cash dividends, partially offset by proceeds from stock options exercised and for the nine months ended September 30, 2005 we had cash outflows to repay our bank lines of credit.

On October 26, 2004, the Board of Directors authorized a new stock repurchase program to repurchase through December 2009 up to an additional 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases, under all stock repurchase programs from August 1996 through October 26, 2005 (the day prior to the filing of this Form 10-Q), of 25.2 million shares at an aggregate cost totaling approximately $162,274,000, at an average price of $6.43 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No other material capital commitments existed at September 30, 2005. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2005. At September 30, 2005 there was no debt outstanding and at December 31, 2004 there was debt outstanding of $6,750,000. At September 30, 2005 we were in compliance with all relevant covenants under our credit facilities. We did not enter into off-balance sheet arrangements during the quarters ended September 30, 2005 or 2004, nor did we have any off-balance sheet arrangements outstanding at September 30, 2005 or 2004.

Our working capital increased $37,189,000 to $255,758,000 at September 30, 2005 from $218,569,000 at December 31, 2004. Working capital increased during the nine months ended September 30, 2005 mainly due to an increase in cash and accounts receivable and a decrease in accounts payable and bank lines of credit offset by cash used to repurchase our Class A Common Stock and a decrease in inventory.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which Item 7A is hereby incorporated by reference.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2005 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As of September 30, 2005 the Company has corrected one of the two significant deficiencies disclosed in its Form 10-K for the year ended December 31, 2004 regarding the Company’s design of internal control over financial reporting in the areas of segregation of duties related to the Company’s customer service Amsterdam Operations. The Company believes that this correction did not amount to a material change in the Company’s internal control over financial reporting. As of September 30, 2005, the Company is currently in the process of correcting the other significant deficiency disclosed in its Form 10-K for the year ended December 31, 2004 regarding the Company’s design of internal controls over financial reporting in the areas of segregation of duties related to the Company’s Mira Loma, California inventory management system relating to the development, testing and production environments for that system.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the third quarter of 2005:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (A)	Approximate Number of Shares that May Yet Be Purchased Under the Program (A)
July 1 through July 31, 2005	—	$—	—	4,208,154 shares
August 1 through August 31, 2005	32,662	30.66	32,662	4,175,492 shares
September 1 through September 30, 2005	34,319	29.00	34,319	4,141,173 shares

Total	66,981	$29.81	66,981	4,141,173 shares

(A)	In October 2004, the Board of Directors approved an additional 5,000,000 share repurchase program. This program expires in December 2009. The Company repurchased these shares on the open market.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant’s Form 10-K for fiscal year ended December 31, 1991)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.14	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.15	Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000 (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000)

10.16	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.17	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.18	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.19	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.20	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.21	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K•Swiss Inc.

Date: October 26, 2005	By:	/s/ George Powlick
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