Form 10-K
period 2005-12-31
K SWISS INC
filed 2006-02-09
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file Number    0-18490

K•SWISS INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4265988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

31248 Oak Crest Drive, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (818) 706-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                        Accelerated filer  ☐                    Non-accelerated filer  ☐

The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the Class A Common Stock on the Nasdaq National Market on such date was $827,117,815.

The number of shares of the Registrant’s Class A Common Stock outstanding at February 7, 2006 was 25,894,866 shares. The number of shares of the Registrant’s Class B Common Stock outstanding at February 7, 2006 was 8,340,128 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2006 Annual Stockholders Meeting are incorporated by reference into Part III.

K•SWISS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

Item 1.	Business

Company History and General Strategy

K•Swiss Inc. designs, develops and markets an array of athletic footwear for high performance sports use, fitness activities and casual wear under the K•Swiss brand. We also design and manufacture footwear under the Royal Elastics brand. Royal Elastics, a wholly owned subsidiary, is a leading innovator of slip-on, laceless footwear. Sales of Royal Elastics brand were not significant during 2005.

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

In November 2001, we acquired the worldwide rights and business of Royal Elastics (“Royal”), an Australian-based designer and manufacturer of elasticated footwear. The purchase excludes distribution rights in Australia, which were retained by Royal Management Pty, Ltd. In the third quarter of 2005, Royal Elastics launched a new collection that is part of a long-term licensing partnership with L.A.M.B.

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

The following table summarizes our K•Swiss brand footwear into categories and sets forth the approximate contribution to revenues (in dollars and as a percentage of revenues) attributable to each footwear category for the periods indicated. All footwear categories come in both men’s (approximately 50% of 2005 revenues) and women’s (approximately 31% of 2005 revenues). Most styles within each footwear category are offered in men’s, women’s and children’s.

	Revenues (1)
	Year Ended December 31,
	2005		2004		2003
K•Swiss Footwear Category	$	%	$	%	$	%
	(Dollar amounts in thousands)
Classic	$339,123	69%	$313,833	67%	$277,398	66%
Tennis/Court	24,231	5	28,867	6	23,395	6
Training	33,911	7	38,487	8	35,914	8
Children’s	91,842	18	86,113	18	78,046	19
Other (2)	4,711	1	5,661	1	4,735	1

Total	$493,818	100%	$472,961	100%	$419,488	100%

Domestic (3)	$374,181	76%	$392,889	83%	$368,701	88%

Foreign (3)	$119,637	24%	$80,072	17%	$50,787	12%

(1)	For purposes of this table, revenues do not include other domestic income and fees earned on sales by foreign licensees and distributors.

(2)	Other consists of apparel, accessories, sport sandals and blemished shoes.

(3)	Included in “Total.”

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

The Classic originals segment contains shoes that we intend to carry in our product assortment for several years. They generally have shoe characteristics such as d-rings and five stripes, and, because they are multiple season shoes, we maintain significant inventory positions of this segment. Significant inventory positions allow for effective electronic data interchange (“EDI”) programs with retailers that fit into our strategy of attempting to become the retailers’ most profitable vendor. The other casual athletic styles category includes the K•S Collection which comprises shoes offered for several seasons and they generally do not contain d-rings and have diffused or no stripes. Sometimes inventory is maintained on these products. Other casual athletic styles also includes the Limited Edition segment which is generally meant as a one-season offering. They are generally fashionable type shoes that are purchased from factories based only on futures orders received from retailers.

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

The apparel line is distributed through large chain sporting goods stores as well as independent shoe and sporting goods dealers nationwide. The tennis apparel line is sold primarily through tennis specialty and tennis pro shops. It also offers us visible promotional opportunities.

Sales

We sell our products in the United States through our sales executives, and independent sales representatives primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores. We also sell through our website which is becoming increasingly important to us particularly in light of our limited distribution. We also sell our products to a number of foreign distributors. We now have sales offices or distributors throughout the world. In 1992, we established sales offices, a sales team and several exclusive distributors in Europe.

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

Our current marketing strategy emphasizes distribution to retailers whose marketing strategies are consistent with our reputation for quality and service. In 2005, we used television as our largest single marketing expenditure. The campaign was run primarily on network and cable television, and was supported by several sports, music and general interest/fashion magazines.

Advertising and promotion efforts in certain foreign markets are directed by local distributors. Our agreements with foreign distributors generally require such distributors to spend a certain percentage of their sales of our products on advertising and promotion. We control the nature and content of these promotions.

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

In 1999, seeking to expand the brand’s reach, provide product distribution to consumers that do not otherwise have the ability to purchase our products and to take advantage of the new advances in technology and the internet, we initiated an effort to better utilize the internet and the World Wide Web. The approach was two pronged. The K•Swiss website (www.kswiss.com) was enhanced and is visually integrated with the current United States television campaign. The second part of the strategy led to the creation of a new entity called K•Swiss Direct. K•Swiss Direct’s function is to provide the end consumers an alternate method of acquiring our products when they cannot find the product in their local retail outlets or do not have reasonable access to retail outlets carrying the product. Using the internet, consumers can purchase select footwear and apparel, at prices competitive with our retailers, and have it shipped directly to them.

Domestic Marketing

Our footwear products are sold domestically through 37 independent regional sales representatives and 21 Company-employed sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These sales personnel sold to approximately 2,700, 2,900 and 3,000 separate accounts as of December 31, 2005, 2004 and 2003, respectively.

During 2005, the Foot Locker group of stores and affiliates accounted for approximately 20% of domestic revenues. See Note K to our Consolidated Financial Statements. No other customer accounted for more than 10% of total revenues during this period.

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

To expand the marketing of our products into Europe, we opened our own office in the Netherlands in 1992. Our product is sold through Company employed sales managers, independent sales representatives and exclusive distributors.

By the end of 2005, K•Swiss was working through 6 international subsidiaries and 16 distributors to market K•Swiss products in potentially 66 countries.

Distribution

We purchase footwear from independent manufacturers located predominantly in China. The time required to fill new orders placed by us with our manufacturers is approximately five months. Such footwear is generally shipped in ocean containers and delivered to our facilities. We maintain 371,000 square feet of warehouse space at two leased facilities in Mira Loma, California. See “Item 2. Properties.” In some cases, large customers may receive containers of footwear directly from the manufacturer.

We maintain an open-stock inventory on certain products which permits us to ship to retailers on an “at-once” basis in response to orders placed by mail, fax, toll-free telephone call or electronically. We have made a significant investment in computer equipment that provides on-line capability to determine open-stock availability for shipment. Additionally, products can be ordered under our “futures” program. See “Marketing—Advertising and Promotion.” We ship by package express or truck from California, depending upon size of order, customer location and availability of inventory. Distribution to European customers and certain other European distributors is based out of the Netherlands office public distribution facility. We generally arrange shipment of other international orders directly from our independent manufacturers.

Product Design and Development

We maintain offices in Westlake Village, California and Taichung, Taiwan that include a staff of individuals responsible for the design and development of new styles for all global regions. This staff receives guidance from our management team in California, who meet regularly to review sales, consumer and market trends.

Manufacturing

In 2005, approximately 99% of our footwear products were manufactured in China and 1% in Taiwan. Although we have no long-term manufacturing agreements and compete with other athletic shoe companies for production facilities (including companies that are much larger than us), we believe that our relationships with our footwear producers are satisfactory and that we have the ability to develop, over time, alternative sources for our footwear. Our operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

All manufacturing of footwear is performed in accordance with detailed specifications furnished by us and is subject to quality control standards, and we retain the right to reject products that do not meet our specifications. The bulk of all raw materials used in such production are purchased by manufacturers at our direction. Our inspectors at the manufacturing facilities test and inspect footwear products prior to shipment from those facilities.

During 2005, our apparel and accessory products were manufactured in China, Taiwan, Thailand, Korea and the United States by certain manufacturers selected by us.

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

Our footwear products are subject to the United States customs duties which range from 8.5% to 10.0% of factory cost on footwear made principally of leather to duties on synthetic footwear ranging from 6.0% to 20.0% plus, for certain styles, $0.90 per pair and duties on moderately priced textile footwear ranging from 20.0% to 37.5%. Currently, approximately 98% of our footwear volume is derived from sales of leather footwear and approximately 2% of our footwear volume is derived from sales of synthetic and textile footwear.

A large portion of our imported products are manufactured in the People’s Republic of China (“China”). As a result of a previous dispute with China over the protection of intellectual property rights, the United States Trade Representative (“USTR”) is currently monitoring China’s adherence to a bilateral agreement with the United States to enforce intellectual property protections within China. In addition, recent concerns with China’s alleged failure to protect intellectual property rights and to comply with other commitments made as part of its accession to the World Trade Organization (“WTO”) have caused the U.S. government to elevate China onto the Priority Watch List based on lack of compliance with its WTO obligations relating to enforcement of intellectual property rights and to indicate that it would consider filing a case against China in the WTO if China does not more readily fulfill its obligations. If the U.S. government takes action against China, the result of that action could, among other things, include the imposition of trade sanctions that could affect the ability of the Company to continue to import products from China.

Backlog

At December 31, 2005 and 2004, total futures orders with start ship dates from January through June 2006 and 2005 were approximately $217,895,000 and $224,233,000, respectively, a decrease of 2.8%. The 2.8% decrease in total futures orders is comprised of a 2.4% decrease in the first quarter 2006 futures orders and a 3.5% decrease in the second quarter 2006 futures orders. At December 31, 2005 and 2004, domestic futures orders with start ship dates from January through June 2006 and 2005 were approximately $148,698,000 and $170,291,000, respectively, a decrease of 12.7%. At December 31, 2005 and 2004, international futures orders with start ship dates from January through June 2006 and 2005 were approximately $69,197,000 and $53,942,000, respectively, an increase of 28.3%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog.

The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies.

Competition

The athletic footwear industry is highly competitive. The largest marketers of footwear are Nike, adidas and Reebok. Each of these companies has substantially greater financial, distribution and marketing resources as well as greater brand awareness than us.

We have increased our emphasis on product lines beyond our Classic model. In the past, we have introduced products in such highly competitive categories such as court, boating, outdoor and children’s shoes. See “Products.” There can be no assurance that we will penetrate these or other new markets or increase the market share we have established to date.

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

Trademarks and Patents

We utilize trademarks on all our products and believe that our products are more marketable on a long-term basis when identified with distinctive markings. K•Swiss® is a registered trademark in the United States and certain other countries. Our name is not registered as a trademark in certain countries because of restrictions on registering names having geographic connotations. However, since K•Swiss is not a geographic name, we have often secured registrations despite such objections. Our shield emblem and the five-stripe design are also registered in the United States and certain foreign countries. The five-stripe design is not presently registered in some countries because it has been deemed ornamental by regulatory authorities. We selectively seek to register the names of our shoes, logos and the names given to certain of our technical and performance innovations, including Aosta® rubber and Shock Spring® cushioning. The ROYAL ELASTICS and Fleur de Lis trademarks used on ROYAL ELASTICS products are registered in many countries. Both marks are registered in the United States. We have obtained patents in the United States regarding the Bio Feedback® ankle support system, the Shock Spring® cushioning system incorporated into K•Swiss’ 7.0 System® performance tennis shoes and training line, the D.R. Cinch System®, the stability design incorporated into the Si-18® tennis shoe, and other features. We vigorously defend our trademarks and patent rights against infringement worldwide and employ independent security consultants to assist in such protection. To date, we are not aware of any significant counterfeiting problems regarding our products.

Employees

At December 31, 2005, we employed 248 persons in the United States, 196 persons in Taiwan and China, 57 persons in the United Kingdom, Germany and the Netherlands and 9 persons elsewhere.

Available Information

K•Swiss’ internet address is www.kswiss.com. We make available free of charge on or through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“S.E.C.”). Materials K•Swiss files with the S.E.C. may be read and copied at the S.E.C.’s Public Reference Room at Station Place, 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. This information may also be obtained by calling the S.E.C. at 1-800-SEC-0330. The S.E.C. also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the S.E.C. at www.sec.gov. The Company will provide a copy of any of the foregoing documents to stockholders upon request.

Item 1A.	Risk Factors

The Company operates in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect our operations. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

The market for athletic footwear is intensely competitive and if we fail to compete effectively, we could lose our market position.

The athletic footwear industry is intensely competitive. Certain of our competitors have substantially greater financial, distribution and marketing resources as well as greater brand awareness than us. The principal methods of competition in our industry include product design, product performance, quality, brand image, price, marketing and promotion, customer support and service, our ability to meet delivery commitments to retailers, obtaining access to retail outlets and sufficient floor space. A major marketing or promotional success or technological innovation by one of our competitors could adversely impact our competitive position. Additionally, in countries where the athletic footwear market is mature, our ability to maintain and increase our market share can principally come at the expense of our competitors, which may be difficult to accomplish. Our results of operations and market position may be adversely impacted by our competitors and the competitive pressures in the athletic footwear industry.

The athletic footwear business is subject to consumer preferences and unanticipated shifts in consumer preferences could adversely affect our sales and results of operations.

The footwear industry is subject to rapid changes in consumer preferences. Consumer demand for athletic footwear and apparel is heavily influenced by brand image. Our initiatives to strengthen our brand image, which include conducting market research, introducing new and innovative products and initiating focused advertising campaigns, may not be successful. Our current products may not continue to be popular and new products we may introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs. Our failure to anticipate, identify and react to shifts in consumer preferences and maintain a strong brand image could have an adverse effect on our sales and results of operations. Also, if our customers purchase our products and do not have success in selling our products at retail, they may request a price adjustment or return to assist them in marking down the selling price to make the products more attractive to retail consumers.

Furthermore, consumer preferences and purchasing patterns may be influenced by consumers’ disposable income. Consequently, the success of our operations may depend to a significant extent upon a number of factors affecting disposable income, including general economic conditions and factors such as employment, business conditions, consumer confidence, interest rates and taxation.

If we fail to accurately forecast consumer demand, we may experience difficulties in handling customer orders or in liquidating excess inventories and our sales and brand image may be adversely affected.

The athletic footwear industry has relatively long lead times for the design and production of products. Consequently, we must commit to production tooling, and in some cases to production, in advance of orders based on our forecasts of consumer demand. If we fail to forecast consumer demand accurately, we may under-produce or over-produce a product and encounter difficulty in handling customer orders or in liquidating excess inventory. Additionally, if we over-produce a product based on an aggressive forecast of consumer demand, retailers may not be able to sell the product and may seek to return the unsold quantities and cancel future orders. These outcomes could have an adverse effect on our sales and brand image.

Our current backlog of open orders may not be indicative of our level of future sales.

Our current backlog position may not be indicative of future sales. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be cancelled by customers without financial penalty. We believe our current rate of customer cancellations of domestic orders approximates industry averages for similar companies; however, there is no assurance this current rate of customer cancellations will not change in a material adverse manner in the future. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies; however, there is no assurance our past experience in this area will continue in the future. If we experience adverse developments in customer cancellations, product returns or bad debts of customers, such developments could have a material adverse impact on our business, financial condition or results of operations.

Fluctuations in the price, availability and quality of raw materials could cause delay and increase costs.

Fluctuations in the price, availability and quality of the fabrics, leather or other raw materials used by us in our manufactured products and in the price of materials used to manufacture our footwear could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including natural resources (oil, electricity), increased freight costs, increased labor costs and weather conditions. In the future, we may not be able to pass all or a portion of such higher raw materials prices on to our customers.

The loss of a significant customer, or a significant reduction in our sales to such a customer, could adversely affect our sales and results of operations.

Our largest customer accounted for approximately 18% of our total revenues in 2005. While no other customer accounted for more than 10% of our total revenues in 2005, we do have other significant customers. The loss of any of these customers, or a significant reduction in our sales to any of such customers, could adversely affect our sales and results of operations. In addition, if any of such customers became insolvent or otherwise failed to pay its debts, it could have an adverse affect on our results of operations.

Our financial success is limited to the success of our customers.

Our financial success is directly related to the success of our customers and the willingness of our customers to continue to buy our products. We do not have long-term contracts with any of our customers. Sales to our customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our customers. If we cannot fill our customers’ orders in a timely manner, our relationships with our customers may suffer, and this could have a material adverse effect on us. Furthermore, if any of our major customers experiences a significant downturn in its business, or fails to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have a material adverse effect on our business, results of operations and financial conditions.

If we decrease the price that we charge for our products, we may earn lower gross margins and our revenues and profitability may be adversely affected.

The prices that we are able to charge for our products depend on the type of product offered, the consumer and retailer response to the product and the prices charged by our competitors. To the extent that we are forced to lower our prices, our gross margins will be lower and our revenues and profitability will be adversely affected.

Our business is subject to economic conditions in our major markets.

Our business is subject to economic conditions that may fluctuate in the major markets in which we operate. Factors that could cause economic conditions to fluctuate include, without limitation, recession, inflation, general weakness in retail markets and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on our business.

Our international sales and manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to sell or manufacture our products in international markets, obtain products from foreign suppliers or control the cost of our products.

We operate offices and sell products in numerous countries outside the United States. In recent years, we have experienced revenue growth in international markets. Additionally, all of our footwear products are manufactured abroad and we have suppliers located in China and Taiwan. Our athletic footwear sales and manufacturing operations are subject to the risks of doing business abroad. These risks include:

•	fluctuations in currency exchange rates;

•	political instability;

•	limitations on conversion of foreign currencies into U.S. Dollars;

•	restrictions on dividend payments and other payments by our foreign subsidiaries and other restrictions on transfers of funds to or from foreign countries;

•	import duties, tariffs, regulations, quotas and other restrictions on free trade, particularly as these regulations may affect our operations in China; and

•	investment regulation and other restrictions by foreign governments.

If these risks limit or prevent us from selling or manufacturing products in any significant international market, prevent us from acquiring products from our foreign suppliers or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed. Although we may enter into forward currency exchange contracts to hedge the risk of exchange rate fluctuations, these steps may not fully protect us against this risk and we may incur losses.

Our financial position, cash flow or results may be adversely affected by the threat of terrorism and related political instability and economic uncertainty.

The threat of potential terrorist attacks on the United States and throughout the world and the political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks or the threat thereof may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

Because we rely on independent manufacturers to produce our products, our sales and profitability may be adversely affected if our independent manufacturers fail to meet pricing, product quality and timeliness requirements or if we are unable to obtain some components used in our products from limited supply sources or supply chain disruptions.

We depend upon independent manufacturers to manufacture our products in a timely and cost-efficient manner while maintaining specified quality standards. We rely heavily on manufacturing facilities located in China. In 2005, 99% of our footwear manufacturing occurred in China. We also rely upon the availability of sufficient production capacity at our manufacturers. Delivery of product depends on many factors such as weather conditions, disruption of the transportation systems or shipping lines used by our suppliers, or uncontrollable factors such as natural disasters, epidemic diseases, terrorism and war. It is essential that our manufacturers deliver our products in a timely manner and in accordance with our quality standards because our orders are cancelable by customers if agreed-upon delivery windows are not met or products are not of agreed-upon quality. A failure by one or more of our manufacturers to meet established criteria for pricing, product quality or timely delivery could adversely impact our sales and profitability.

We rely on our warehouses and if there is a natural disaster or other serious disruption at any of these facilities, we may be unable to deliver product effectively to our retailers.

We rely on warehouses in Mira Loma, California and Rotterdam, the Netherlands. Any natural disaster or other serious disruption at either of these facilities due to fire, earthquake, flood, terrorist attack or any other natural or manmade cause could damage a portion of our inventory or impair our ability to use our warehouse as a docking location for product. Any of these occurrences could impair our ability to adequately supply our customers and negatively impact our operating results.

We depend on independent distributors to sell our products in certain international markets.

We sell our products in certain international markets mainly through independent distributors. If a distributor fails to meet annual sales goals, it may be difficult and costly to locate an acceptable substitute distributor. If a change in our distributors becomes necessary, we may experience increased costs, as well as a substantial disruption and a resulting loss of sales.

Our competitive position could be harmed if we are unable to protect our intellectual property rights. Counterfeiting of our brands can divert sales and damage our brand image.

We believe that our trademarks, patents and proprietary technologies and designs are of great value. From time to time third parties have challenged, and may in the future try to challenge, our ownership, or the validity, of our intellectual property. A successful challenge to any of our significant intellectual property rights could adversely affect our business and ability to generate revenue.

Our brands and designs are constantly at risk for counterfeiting and infringement of our intellectual property rights, and we find counterfeit products and products that infringe on our intellectual property rights in our markets as well as domain names that use our trade names or trademarks without our consent. We have not always been successful, particularly in some foreign countries, in combating counterfeit products and stopping infringements or other misappropriation of our intellectual property rights. Counterfeit and infringing products can not only cause us to lose significant sales, but also can harm the integrity of our brands by associating our trademarks or designs with lesser quality or defective goods. Additionally, the scope of protection of our proprietary intellectual property rights can vary significantly from country to country, and can be quite narrow in some countries because of local law or practices. We may need to resort to litigation in the future to enforce our intellectual property rights. This litigation could result in substantial costs and may require the devotion of substantial resources.

We may be subject to periodic litigation and other regulatory proceedings and may be affected by changes in government regulations.

From time to time we may be a party to lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that we devote substantial resources to defend the Company. Further, changes in government regulations both in the United States and in the countries in which we operate could have adverse affects on our business and subject us to additional regulatory actions.

Our net income may be adversely affected by an increase in our effective tax rate.

At any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings.

We depend on attracting and retaining qualified personnel, whose loss would adversely impact our business.

Our success is largely dependent upon the efforts of Steven Nichols, our President, Chief Executive Officer and Chairman, and certain other key executives. Although we have entered into an employment agreement with Mr. Nichols that expires in December 2010, the loss of his and/or other key executive’s services would have a material adverse effect on our business and prospects. Our success also depends to a significant degree upon the continued services of our personnel. Our continued success will depend on our ability to attract, retain and motivate qualified management, marketing, technical and sales personnel. These people are in high demand and often have competing employment opportunities. The labor market for skilled employees is highly competitive due to limited supply, and we may lose key employees or be forced to increase their compensation. Employee turnover could significantly increase our training and other related employee costs. The loss of the services of any key personnel or our inability to attract additional personnel could have a material adverse effect on our ability to manage our business.

A limited number of our stockholders can exert significant influence over the Company.

At December 31, 2005, Steven Nichols held approximately 93% of the voting power of our Class B Common Stock taken as a whole. This voting power would permit this stockholder to exert significant influence over the outcome of stockholder votes, including votes concerning the election of a certain class of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We depend on our computer and communications systems.

We extensively utilize computer and communications systems to operate our Internet business and manage our internal operations including without limitation, demand and supply planning, and inventory control. Any interruption of this service from power loss, telecommunications failure, failure of our computer system or other interruption caused by weather, natural disasters or any similar event could disrupt our operations and result in lost sales. In addition, hackers and computer viruses have disrupted operations at many major companies. We may be vulnerable to similar acts of sabotage, which could have a material adverse effect on our business and operations.

We rely on our management information systems to operate our business and to track our operating results. Our management information systems will require modification and refinement as we grow and our business needs change. If we experience a significant system failure or if we are unable to modify our management information systems to respond to changes in our business needs, then our ability to properly run our business could be adversely affected.

Our business may be adversely affected if we encounter complications in connection with our implementation of SAP information management software.

In 2006 and over the next few years we plan to implement SAP information management software in our domestic and international operations. The implementation of such software could be delayed and we may encounter computer and operational complications in connection with such implementation that could have a material adverse effect on our business, financial condition or results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In 1998, we moved into our headquarters facility in Westlake Village, California. This facility, which is owned by us, is approximately 50,000 square feet. We occupy approximately seventy percent of this facility and lease approximately twenty percent of this facility.

We lease a 309,000 square foot distribution facility in Mira Loma, California. We use this facility as our main distribution center. The effective monthly commitment for this facility is approximately $82,000. We lease another 62,000 square feet in a separate facility in Mira Loma, California for additional storage and distribution. The effective monthly commitment for this facility is approximately $22,000 per month. Both leases expire in January 2007 and are subject to one option, which would extend the term of the leases for three years.

Item 3.	Legal Proceedings

The Company is, from time to time, a party to litigation which arises in the normal course of our business operations. We do not believe that we are presently a party to litigation which will have a material adverse effect on our business or operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of K•Swiss are as follows:

Name	Age at December 31, 2005	Position
Steven Nichols	63	Chairman of the Board and President
Preston Davis	61	Vice President-Sales (retired on January 6, 2006)
Edward Flora	54	Vice President-Operations
Lee Green	52	Corporate Counsel
Deborah Mitchell	44	Vice President-Marketing
David Nichols	36	Executive Vice President
George Powlick	61	Vice President-Finance, Chief Operating Officer, Chief Financial Officer, Secretary and Director
Kimberly Scully	38	Corporate Controller
Brian Sullivan	52	Vice President-National Accounts
Peter Worley	45	Vice President-Sales

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

Preston Davis, Vice President-Sales since March 1991, joined K•Swiss in March 1987 as a consultant and served as Vice President-Sales from June 1987 to January 1989 and Vice President-Marketing from February 1989 to February 1991. Mr. Davis retired from K•Swiss on January 6, 2006. Prior to joining the Company, Mr. Davis owned and managed Preston Davis Associates, a marketing and sales consulting firm, specializing in sporting goods. From June 1982 through December 1985, Mr. Davis was Vice President-Sales for Kaepa, Inc., another athletic shoe company.

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

David Nichols, Executive Vice President since May 2004, has held various positions with K•Swiss since November 1995, including Executive Vice President of K•Swiss Sales Corp., President of KS Amsterdam BV and President of K•Swiss Direct Inc.

George Powlick, Vice President-Finance, Chief Financial Officer and Secretary since January 1988, Director since 1990 and Chief Operating Officer since September 2004, joined K•Swiss in January 1988. Mr. Powlick is a certified public accountant and was an audit partner in the independent public accounting firm of Grant Thornton from 1975 to 1987.

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

Peter Worley, Vice President-Sales since October 2005, joined K•Swiss in May 1996 and served as Vice President-Product Development from May 1996 to September 2005. Mr. Worley worked for Reebok International, Ltd. from May 1986 through October 1989, and again from July 1991 through April 1996 in various merchandising and product line management positions, including Director of Classic, Director of Cross Training and Director of Tennis. From October 1989 through July 1991, Mr. Worley was Sport Product Manager of Bausch & Lomb’s Ray-ban Sunglass Division.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

K•Swiss Inc.’s Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers (now the Nasdaq National Market) upon completion of our initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 2005 and 2004 as reported by Nasdaq were as follows:

	March 31,	June 30,	September 30,	December 31,
2005
Low	$28.58	$29.68	$27.52	$27.61
High	33.21	34.85	36.89	34.23
2004
Low	$21.41	$17.91	$17.06	$18.90
High	28.45	26.30	20.79	30.01

The Class A Common Stock is listed on the Nasdaq National Market under the symbol KSWS.

The number of stockholders of record of the Class A Common Stock on December 31, 2005 was 106. However, based on available information, we believe that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 11,000.

There is currently no established public trading market for our Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 2005 was 11.

Dividend Policy

The Board of Directors declared a quarterly dividend of 2.5 cents per share to stockholders of record as of the close of business on the last day of the first, second, third and fourth quarters of 2004 and the first quarter of 2005. The Board declared a quarterly dividend of 5 cents per share to stockholders of record as of the close of business on the last day of the second, third, and fourth quarters of 2005. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. We are currently limited in the extent to which we are able to pay dividends under our revolving credit agreement. See Note D to our Consolidated Financial Statements.

Purchases of Equity Securities

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the fourth quarter of 2005:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Number of Shares that May Yet Be Purchased Under the Program (1)
October 1 through October 31,
2005	—	$—	—	4,141,173 shares
November 1 through November 30,
2005	—	—	—	4,141,173 shares
December 1 through December 31,
2005	30,428	32.86	30,428	4,110,745 shares

Total	30,428	$32.86	30,428	4,110,745 shares

(1)	In October 2004, the Board of Directors approved a 5,000,000 share repurchase program. This program expires in December 2009. We repurchased these shares on the open market.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2005 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Income Statement Data
Revenues (1)	$508,574	$484,079	$429,162	$289,593	$237,252
Cost of goods sold	271,212	262,859	235,603	159,026	137,978

Gross profit	237,362	221,220	193,559	130,567	99,274
Selling, general and administrative expenses (1)	130,144	122,262	106,267	79,258	60,722

Operating profit	107,218	98,958	87,292	51,309	38,552
Interest income, net	3,333	1,038	699	1,058	1,827

Earnings from continuing operations before income taxes	110,551	99,996	87,991	52,367	40,379
Income tax expense	35,303	28,745	34,199	20,554	16,074

Earnings from continuing operations	75,248	71,251	53,792	31,813	24,305
Loss from discontinued operations, less applicable income taxes (2)	—	—	(3,736)	(3,116)	(996)

Net earnings	$75,248	$71,251	$50,056	$28,697	$23,309

Earnings per share
Basic:
Earnings from continuing operations	$2.20	$2.04	$1.52	$0.87	$0.63
Loss from discontinued operations	—	—	(0.11)	(0.09)	(0.03)

Net earnings	$2.20	$2.04	$1.41	$0.78	$0.60

Diluted:
Earnings from continuing operations	$2.11	$1.96	$1.42	$0.81	$0.59
Loss from discontinued operations	—	—	(0.10)	(0.08)	(0.02)

Net earnings	$2.11	$1.96	$1.32	$0.73	$0.57

Dividends declared per common share	$0.175	$0.100	$0.040	$0.019	$0.015

Weighted average number of shares outstanding
Basic	34,220	34,917	35,396	36,700	38,591
Diluted (3)	35,626	36,433	37,913	39,415	40,947

Balance Sheet Data (at period end)
Current assets	$312,709	$271,533	$213,895	$163,793	$140,888
Current liabilities	46,886	52,964	36,509	30,875	21,934
Total assets	336,198	294,877	234,630	183,883	160,799
Total debt (4)	—	6,750	—	—	—
Stockholders’ equity	275,321	226,830	179,527	139,793	124,359

(1)	Freight billed to customers has been reclassified from selling, general and administrative expenses to revenues for the year ended December 31, 2001 in the amount of $1,207,000.

(2)	In the fourth quarter of 2003, the Company agreed with National Geographic to end our licensing agreement. Operations of the National Geographic brand have been accounted for as a discontinued operation.

(3)	Includes common stock and dilutive potential common stock (options).

(4)	Includes all interest-bearing debt and capital lease obligations, but excludes outstanding letters of credit ($675,000, $1,682,000, $2,083,000, $4,560,000 and $3,517,000 as of December 31, 2005, 2004, 2003, 2002 and 2001, respectively).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of our training shoe line; market acceptance of new Limited Edition product; market acceptance of our basketball shoe line; market acceptance of non-performance product in Asia and Europe; market acceptance of Royal Elastics footwear (including the new L.A.M.B. product); demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; difficulties in implementing, operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in implementing SAP information management software; concentration of production in China; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain, due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

The Company designs, develops and markets athletic footwear for high performance sports use, fitness activities and casual wear under the K•Swiss brand, and also designs and manufactures footwear under the Royal Elastics brand. Royal Elastics is our wholly owned subsidiary. The categories of footwear we sell are explained in more detail in Item 1, under the subheading, “Products.” We market our products in the United States (through our sales executives and independent sales representatives) primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores. We also sell our products through our website and internationally through Company sales managers, independent sales representatives and a number of foreign distributors.

In 2005, approximately 99% of our footwear products were manufactured in China. We have no long-term manufacturing agreements, but we believe that our relationships with our producers are satisfactory and that we will have the ability to develop alternative sources for our footwear. Our operations could, however, be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

Because we record revenues when title passes and the risks and rewards of ownership have passed to the customer, our revenues may fluctuate in cases when our customers delay accepting shipment of products. Our total revenues increased 5.1% in 2005 from 2004, due to an increase in the volume of footwear sold and an increase in the average underlying wholesale price, and our overall gross profit margins, as a percentage of revenues, were 46.7% and 45.7% in 2005 and 2004, respectively. Likewise, our overall selling, general and administrative expenses also increased to 25.6% of revenues in 2005 from 25.3% of revenues in 2004.

At December 31, 2005, our total futures orders with start ship dates from January through June 2006 were $217,895,000, a decrease of 2.8% from the comparable period of the prior year. Of this amount, domestic futures orders were $148,698,000, a decrease of 12.7%, and international futures orders were $69,197,000, an increase of 28.3%. Notwithstanding the foregoing, we recognize that the athletic footwear industry is highly competitive. Each of the largest makers of footwear have substantially greater financial, distribution and marketing resources as well as greater brand awareness than us.

In 2005, our largest single marketing expenditure was television. Our marketing campaign was run mainly on network and cable television, and was supported by sports, music and general interest/fashion magazines. Our independent sales representatives sold to approximately 2,700 separate accounts as of December 31, 2005 (down from 2,900 as of December 31, 2004). Internationally, by the end of 2005, we were working through 6 international subsidiaries and 16 distributors to market our products in potentially 66 countries. Also, during 2005, the Foot Locker group of stores and its affiliates accounted for approximately 18% of total revenues.

In 2005, we had a net cash inflow of approximately $94,200,000 from operating activities and a net cash outflow from investing activities due to the net purchase of property, plant and equipment. We anticipate future cash needs for principal repayments required pursuant to any borrowings under our lines of credit and, depending on future growth, additional funds may be required by operating activities.

There was no debt outstanding at December 31, 2005 and at December 31, 2004 we had $6,750,000 of debt (excluding outstanding letters of credit of $675,000 and $1,682,000 at December 31, 2005 and 2004, respectively), and our working capital increased $47,254,000 to approximately $265,823,000 at December 31, 2005 from $218,569,000 at December 31, 2004.

Critical Accounting Policies

Our significant accounting policies are described in Note A to our Consolidated Financial Statements included in Item 8 of this Form 10-K. Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

In some instances, we ship product directly from our supplier to the customer. In these cases, we recognize revenue when the product is delivered to the customer according to the terms of the order. Our revenues may fluctuate in cases when our customers delay accepting shipment of product for periods up to several weeks.

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

Inventory Reserves

We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated market value. This reserve is recorded as a charge to cost of sales. If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record the additional charge to cost of sales.

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Also, at any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings.

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

	Year ended December 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	53.3	54.3	54.9
Gross profit	46.7	45.7	45.1
Selling, general and administrative expenses	25.6	25.3	24.8
Interest income, net	0.6	0.2	0.2
Earnings from continuing operations before income taxes	21.7	20.6	20.5
Income tax expense	6.9	5.9	8.0
Earnings from continuing operations	14.8	14.7	12.5
Loss from discontinued operations	—	—	(0.8)
Net earnings	14.8	14.7	11.7

2005 Compared to 2004

Revenue and Gross Margin

Total revenues increased 5.1% to $508,574,000 in 2005 from $484,079,000 in 2004. This increase was attributable to an increase in the volume of footwear sold and an increase in the average underlying wholesale price per pair. The volume of footwear sold increased 2.5% to 19,495,000 pair in 2005 from 19,014,000 pair in 2004. The average wholesale price per pair was $25.48 in 2005 and $24.94 in 2004.

Domestic revenues decreased 4.3% to $380,478,000 in 2005 from $397,390,000 in 2004. International product revenues increased 48.1% in 2005 to $125,282,000 from $84,603,000 in 2004. Fees earned by the Company on sales by foreign licensees and distributors were $2,814,000 for 2005 and $2,086,000 for 2004. International revenues, as a percentage of total revenues, increased to 25.2% in 2005 from 17.9% in 2004.

K•Swiss brand revenues increased 4.6% to $498,929,000 in 2005 from $477,209,000 in 2004. This increase was the result of an increase in the volume of footwear sold at slightly higher average wholesale prices per pair. The volume of footwear sold increased 3.0% to 19,236,000 pair in 2005 from 18,683,000 pair in 2004. The average wholesale price per pair was $25.44 in 2005 and $25.03 in 2004, an increase of 1.6%, which resulted from an increase in the price of the Classic during the third quarter of 2005 and mix of sales. The increase in volume of footwear sold for the year ended December 31, 2005 was due to increased sales of Classic and children’s categories of 5.8% and 4.3%, respectively, offset by decreased sales of tennis and training (includes basketball) categories of 21.4% and 7.4%, respectively.

Royal Elastics brand revenues increased 40.4% to $9,645,000 in 2005 (41% domestic) from $6,870,000 in 2004 (33% domestic).

We believe that the athletic and casual footwear industry experiences seasonal fluctuations, due to increased domestic sales during certain selling seasons, including Easter, back-to-school and the year-end holiday season. We present full-line offerings for the Easter and back-to-school seasons, for delivery during the first and third quarters, respectively, but not for the year-end holiday season.

At December 31, 2005, domestic and international futures orders with start ship dates from January through June 2006 were approximately $148,698,000 and $69,197,000, respectively, 12.7%

lower and 28.3% higher, respectively, than such orders were at December 31, 2004 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of “future” and “at-once” orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Overall gross profit margins, as a percentage of revenues, were 46.7% in 2005 and 45.7% in 2004. Gross profit margin for 2005 was affected by product mix changes, international sales becoming a larger portion of revenues and changes in our at-once business. Our gross margins may not be comparable to some of our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased 6.4% to $130,144,000 (25.6% of revenues) in 2005 from $122,262,000 (25.3% of revenues) in 2004. The increase in general and administrative expenses during the year ended December 31, 2005 was the result of increases in advertising, legal and warehousing expenses. In addition, impairment expenses of $2,776,000 were recognized during the year ended December 31, 2004 on the trademark and goodwill of the Royal Elastics brand based on many factors including the brand not growing as rapidly as we expected and bad debt expenses decreased 89.1% as a result of the write-off of The Athlete’s Foot account in 2004 due to the bankruptcy of that company. Advertising expenses increased 13.3% for the year ended December 31, 2005 as part of a strategic effort to drive higher revenues. Legal expenses increased 158.5% for the year ended December 31, 2005 in connection with pursuing a lawsuit to protect our trademarks. Warehousing expenses, excluding compensation and compensation related expenses, increased 21.6% as a result of the increase in revenues and increased costs of transportation. Corporate expenses of $14,762,000 and $12,686,000 for the year ended December 31, 2005 and 2004, respectively, are included in selling, general and administrative expenses. The increase in corporate expenses during the year ended December 31, 2005 was due to an increase in legal expenses as explained above.

Interest, Other and Taxes

Overall net interest income was $3,333,000 (0.6% of revenues) in 2005 compared to $1,038,000 (0.2% of revenues) in 2004, an increase of $2,295,000 or 221.1%. This increase in net interest income was the result of higher average balances and higher average interest rates, offset slightly by interest expense on our lines of credit.

Our effective tax rate was 31.9% and 28.7% in 2005 and 2004, respectively. The $3,994,000 and $3,899,000 income tax benefit of options exercised during 2005 and 2004, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate. The effective tax rate for the year ended December 31, 2004 is principally attributed to the repatriating dividends of $22,700,000 related to foreign subsidiaries earnings, which were not considered indefinitely invested, with an 85% dividends received deduction, for eligible dividends, under the American Jobs Creation Act of 2004. Starting January 1, 2005, future provisions were not made for United States income taxes on earnings of selected international subsidiary companies as these future earnings are intended to be permanently invested.

Net earnings increased 5.6% to $75,248,000 or $2.11 per share (diluted earnings per share) in 2005 from $71,251,000 or $1.96 per share (diluted earnings per share) in 2004.

2004 Compared to 2003

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

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased 15.1% to $122,262,000 (25.3% of revenues) in 2004 from $106,267,000 (24.8% of revenues) in 2003. The increase in the amounts for the year ended December 31, 2004 compared to the year ended December 31, 2003 were due to an impairment recognition and increases in advertising, bad debt and warehousing expenses offset by decreases in compensation and compensation related expenses and legal expenses. During the year ended December 31, 2004, impairment of $2,776,000 was recognized on the trademark and goodwill of the Royal Elastics brand based on many factors including the brand not growing as rapidly as we had expected. Advertising expenses increased 35.0% for the year ended December 31, 2004, as part of a strategic effort to drive higher revenues. Bad debt expenses increased 133.4% for the year ended December 31, 2004 as a result of the write-off of The Athlete’s Foot account due to the bankruptcy of that company. Warehousing expenses, excluding compensation and compensation related expenses, increased 13.9% for the year ended December 31, 2004, as a result of additional expenses incurred resulting from an increase in sales during the year ended December 31, 2004 and moving our warehouse location in Europe during the second quarter of 2004. Compensation and compensation related expenses, including commissions and bonus/incentive related expenses, decreased 6.9% for the year ended December 31, 2004, due to a decrease in bonus/incentive related expenses that was calculated in accordance with our bonus formula for the year ended December 31, 2004 offset by an increase in headcount and commissions (as a result of the increase in volume). Legal expenses decreased 53.9% for the year ended December 31, 2004, as a result of the defense and settlement of two lawsuits during the year ended December 31, 2003. Corporate expenses of $12,686,000 and $18,835,000, for the years ended December 31, 2004 and 2003, respectively, are included in selling, general and administrative expenses. The decrease in corporate expenses during the year ended December 31, 2004 is due to decreases in bonus/incentive related expenses and legal expenses which have been explained above.

Interest, Other and Taxes

Overall net interest income was $1,038,000 (0.2% of revenues) in 2004 compared to $699,000 (0.2% of revenues) in 2003, an increase of $339,000 or 48.5%. This increase in net interest income was the result of higher average balances and higher average interest rates, offset slightly by interest expense on our lines of credit.

Our effective tax rate was 28.7% and 38.9% in 2004 and 2003, respectively. The $3,899,000 and $3,965,000 income tax benefit of options exercised during 2004 and 2003, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate. The decrease in the effective tax rate for the year ended December 31, 2004 is principally attributed to repatriating dividends of $22,700,000 related to foreign subsidiaries earnings and also due to our UK operation having become profitable in 2004 thereby realizing net operating loss carryforwards of approximately $3,190,000 for the year ended December 31, 2004, and adjustments to our provision for state income taxes.

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

Liquidity and Capital Resources

We experienced a net cash inflow of approximately $94,200,000, $85,481,000, and $34,904,000 from our continuing operating activities during 2005, 2004 and 2003, respectively. Cash provided by continuing operations in 2005 increased from 2004 due primarily to differences in the amounts in changes in deferred income taxes and accounts receivable, offset by differences in the amounts in changes in inventories and accounts payable and accrued liabilities. Cash provided by continuing operations in 2004 increased from 2003 due primarily to an increase in earnings from continuing operations and differences in the amounts in changes in inventories and accounts payable and accrued liabilities, offset by changes in deferred income taxes.

We had a net outflow of cash from our investing activities during 2005 and 2004 due to the net purchase of property, plant and equipment.

In 2005 and 2004, the net outflow of cash from our financing activities was used for the purchase of our outstanding stock under our current stock repurchase program and to pay cash dividends, partially offset by borrowings on our bank lines of credit and proceeds from stock options exercised. In addition in 2005, the net outflow of cash was to repay borrowings on our bank lines of credit.

In 2006 and over the next several years we plan to implement SAP information management software in our domestic and international operations. The implementation of SAP will require substantial time and resources. At this time we are currently assessing the cost of implementation and believe that our present and anticipated sources of funds are sufficient.

We anticipate future cash needs for principal repayments required pursuant to any borrowings under our lines of credit facilities. In addition, depending on our future growth rate, additional funds may be required by operating activities. No other material capital commitments exist at December 31, 2005. With continued use of our revolving credit facility (as discussed below), we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2006.

On October 26, 2004, the Board of Directors authorized a new stock repurchase program to repurchase through December 2009 up to an additional 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through February 8, 2006 (the day prior to the filing of the Form 10-K) of 25.3 million shares at an aggregate cost totaling approximately $163,274,000, at an average price of $6.46 per share. See Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our domestic office has an agreement with a bank whereby we may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $14,500,000 at December 31, 2005. This facility currently expires in July 2007. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at our discretion and with certain restrictions, other market based rates. We pay a commitment fee of 1/8% of the unused line for availability of the credit facility. We must meet certain restrictive financial covenants as agreed upon in the facility.

Our Asian offices have agreements with a bank whereby they can borrow up to $7,500,000 in the form of unsecured revolving credit facilities. There were no borrowings on these credit facilities at December 31, 2005. Interest is to be paid on one facility at LIBOR plus 1.25% and on the other facility at the Australian Bank Bill Buying Rate plus 1.25%. These facilities currently expire in July 2007.

Our European offices have agreements with a bank whereby they can borrow up to $4,500,000 in the form of unsecured revolving credit facilities. The unused portion of these credit facilities, which includes letters of credit and bankers acceptances was $4,325,000 at December 31, 2005. Interest is to be paid on one facility at a rate of LIBOR plus 1.25% and on the other facility at IBOR plus 1.25%. One facility currently expires in July 2007 and the other facility is mutually cancellable at anytime.

Our Canadian office has an agreement with a bank whereby it can borrow up to $2,000,000 in the form of an unsecured revolving credit facility. There were no borrowings on this credit facility at December 31, 2005. Interest is to be paid on the facility at the Canadian Prime Rate. This facility currently expires in July 2007.

At December 31, 2005 there was no funded debt and at December 31, 2004 there was debt outstanding of $6,750,000 (excluding outstanding letters of credit of $675,000 and $1,682,000 at December 31, 2005 and 2004, respectively). Approximately $197,000 and $5,000 in interest expense was incurred during the year ended December 31, 2005 and 2004, respectively, related to these lines of credit.

At December 31, 2005, we were in compliance with all relevant covenants under each of the credit facilities described above.

Our working capital increased $47,254,000 to $265,823,000 at December 31, 2005 from $218,569,000 at December 31, 2004. Working capital increased during 2005 mainly due to higher revenues and lower lines of credit balances in 2005, offset by lower accounts receivable and inventory balances at December 31, 2005 compared to December 31, 2004.

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

Contractual Obligations

At December 31, 2005, our significant contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Operating lease obligations	$4,694	$2,662	$1,559	$473	$—
Product purchase obligations (1)	50,000	50,000	—	—	—

Total	$54,694	$52,662	$1,559	$473	$—

(1)	We generally order product four to five months in advance of sales based primarily on advanced future orders received from customers. The amounts listed for product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during 2005 or 2004, nor did we have any off-balance sheet arrangements outstanding at December 31, 2005 or 2004.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. Our primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. dollar and the Euro and between the Euro and Pound Sterling. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves our risk management policies. Market risk is managed based on an ongoing assessment of trends in foreign exchange rates and economic developments, giving consideration to possible effects on both total return and reported earnings.

Foreign Exchange Rate Risk

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposures are from changes in the rates between the U.S. dollar and the Euro and between the Euro and Pound Sterling. In 2005 and 2004, the Company entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pounds Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

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

The forward foreign exchange contracts generally require the Company to exchange Euros for U.S. dollars or Pounds Sterling for Euros at maturity, at rates agreed at the inception of the contracts. The counterparty to derivative transactions is a major financial institution with an investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the unrealized gains in such contracts should this counterparty fail to perform as contracted.

At December 31, 2005, forward foreign exchange contracts with a notional value of $31,757,000 were outstanding to exchange various currencies with maturities ranging from January 2006 to August 2006 to sell the equivalent of approximately $11,757,000 in foreign currencies at contracted rates and to buy $20,000,000 at contracted rates. These contracts have been designated as cash flow hedges. As of December 31, 2005, assets of $706,000 and liabilities of $36,000 have been recorded for the fair value of the forward foreign exchange contracts. Realized losses of $634,000 and realized gains of $46,000 from cash flow hedges were recorded in cost of goods sold during the years ended December 31, 2005 and 2004, respectively. Realized gains of $116,000 and $14,000 from cash flow hedges were recorded in selling, general and administrative expenses due to hedge ineffectiveness during the years ended December 31, 2005 and 2004, respectively.

The Company does not anticipate any material adverse effect on its operations or financial position relating to these forward foreign exchange contracts. Based on the Company’s overall currency rate exposure at December 31, 2005, a 1% change in currency rates would not have had a material effect on the financial position, results of operations and cash flows of the Company.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its short-term borrowings on its working capital lines of credit. A 1% change in interest rates would not have had a material effect on the financial position, results of operations and cash flows of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

K•Swiss Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that K•Swiss Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). K•Swiss Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and the operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that K•Swiss Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, K•Swiss Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K•Swiss Inc. as of December 31, 2005 and 2004, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 2, 2006 expressed an unqualified opinion.

/s/ GRANT THORNTON

Los Angeles, California

February 2, 2006

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Grant Thornton LLP, the registered public accounting firm that audited the Company’s financial statements, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

February 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

K•Swiss Inc.

We have audited the consolidated balance sheets of K•Swiss Inc. as of December 31, 2005 and 2004, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K•Swiss Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. For each of the year ended December 31, 2005, 2004 and 2003, this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of K•Swiss Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2006, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Los Angeles, California

February 2, 2006

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands)

	2005	2004
A S S E T S

CURRENT ASSETS
Cash and cash equivalents (Note A4)	$197,464	$144,857
Accounts receivable, less allowance for doubtful accounts of $1,924 and $2,009 for 2005 and 2004, respectively (Notes A13 and K)	42,411	49,411
Inventories (Note A5)	61,164	64,901
Prepaid expenses and other current assets	7,446	7,710
Deferred taxes (Notes A9 and G)	4,224	4,654

Total current assets	312,709	271,533
PROPERTY, PLANT AND EQUIPMENT, net (Notes A6, A7 and B)	8,016	8,228
OTHER ASSETS
Intangible assets (Notes A7, A8 and C)	4,700	4,700
Deferred taxes (Notes A9 and G)	4,810	5,305
Other	5,963	5,111

	15,473	15,116

	$336,198	$294,877

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y

CURRENT LIABILITIES
Bank lines of credit (Note D)	$—	$6,750
Trade accounts payable	19,654	22,262
Accrued liabilities (Note E)	27,232	23,952

Total current liabilities	46,886	52,964
OTHER LIABILITIES (Note F)	13,991	15,083

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS’ EQUITY (Notes D and J)
Preferred Stock—authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A-authorized 90,000,000 shares of $0.01 par value; 28,108,027 shares issued, 25,885,866 shares outstanding and 2,222,161 shares held in treasury at December 31, 2005 and 27,536,890 shares issued, 26,193,494 shares outstanding and 1,343,396 shares held in treasury at December 31, 2004	281	275
Class B-authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,340,128 shares at December 31, 2005 and 8,411,028 shares at December 31, 2004	83	84
Additional paid-in capital	42,677	36,692
Treasury Stock	(54,705)	(27,000)
Retained earnings	280,465	211,193
Accumulated other comprehensive earnings—
Foreign currency translation (Note A10)	5,371	6,871
Net gain (loss) on hedge derivatives (Note A12)	1,149	(1,285)

	275,321	226,830

	$336,198	$294,877

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

Year Ended December 31,

(Dollar amounts in thousands, except per share amounts)

	2005	2004	2003
Revenues (Notes A13, K and M)	$508,574	$484,079	$429,162
Cost of goods sold (Note A14)	271,212	262,859	235,603

Gross profit	237,362	221,220	193,559
Selling, general and administrative expenses (Notes A13 through A16 and I)	130,144	122,262	106,267

Operating profit	107,218	98,958	87,292
Interest income, net (Note M)	3,333	1,038	699

Earnings from continuing operations before income taxes	110,551	99,996	87,991
Income tax expense (Notes A9, G and M)	35,303	28,745	34,199

Earnings from continuing operations	75,248	71,251	53,792
Loss from discontinued operations, less applicable income tax benefit of $2,360 for the year ended December 31, 2003 (Note L)	—	—	(3,736)

NET EARNINGS	$75,248	$71,251	$50,056

Earnings per common share (Notes A17 and A18)
Basic:
Earnings from continuing operations	$2.20	$2.04	$1.52
Loss from discontinued operations	—	—	(0.11)

Net Earnings	$2.20	$2.04	$1.41

Diluted:
Earnings from continuing operations	$2.11	$1.96	$1.42
Loss from discontinued operations	—	—	(0.10)

Net Earnings	$2.11	$1.96	$1.32

Dividends declared per common share (Note D)	$0.175	$0.100	$0.040

Net Earnings	$75,248	$71,251	$50,056
Other comprehensive earnings (loss), net of tax—
Foreign currency translation adjustments, net of income taxes of $0, $0 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively (Note A10)	(1,500)	2,185	4,266
Change in deferred gain (loss) on hedge derivatives, net of income taxes of $0, $0 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively (Note A12)	2,434	(1,285)	—

Comprehensive Earnings	$76,182	$72,151	$54,322

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three years ended December 31, 2005

(Dollar amounts in thousands)

	Common Stock				Additional paid-in capital	Treasury Stock		Retained earnings	Accumulated other comprehensive earnings	Total
	Class A		Class B			Class A
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2003	47,283,902	$473	10,484,346	$105	$47,612	21,616,328	$(89,135)	$180,318	$420	$139,793
Conversion of shares (Note J)	1,801,612	18	(1,801,612)	(18)	—	—	—	—	—	—
Exercise of options (Note J)	706,976	7	—	—	2,289	—	—	—	—	2,296
Income tax benefit of options exercised	—	—	—	—	3,965	—	—	—	—	3,965
Purchase of treasury stock	—	—	—	—	—	1,420,800	(19,434)	—	—	(19,434)
Retirement of treasury stock	(23,037,128)	(230)	—	—	(22,807)	(23,037,128)	108,569	(85,532)	—	—
Dividends paid (Note D)	—	—	—	—	—	—	—	(1,415)	—	(1,415)
Net earnings for the year	—	—	—	—	—	—	—	50,056	—	50,056
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	4,266	4,266

Balance at December 31, 2003	26,755,362	268	8,682,734	87	31,059	—	—	143,427	4,686	179,527
Conversion of shares (Note J)	271,706	3	(271,706)	(3)	—	—	—	—	—	—
Exercise of options (Note J)	509,822	4	—	—	1,734	—	—	—	—	1,738
Income tax benefit of options exercised	—	—	—	—	3,899	—	—	—	—	3,899
Purchase of treasury stock	—	—	—	—	—	1,343,396	(27,000)	—	—	(27,000)
Dividends paid (Note D)	—	—	—	—	—	—	—	(3,485)	—	(3,485)
Net earnings for the year	—	—	—	—	—	—	—	71,251	—	71,251
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	2,185	2,185
Net loss on hedge derivatives (Note A12)	—	—	—	—	—	—	—	—	(1,285)	(1,285)

Balance at December 31, 2004	27,536,890	275	8,411,028	84	36,692	1,343,396	(27,000)	211,193	5,586	226,830
Conversion of shares (Note J)	70,900	1	(70,900)	(1)	—	—	—	—	—	—
Exercise of options (Note J)	500,237	5	—	—	1,991	—	—	—	—	1,996
Income tax benefit of options exercised	—	—	—	—	3,994	—	—	—	—	3,994
Purchase of treasury stock	—	—	—	—	—	878,765	(27,705)	—	—	(27,705)
Dividends paid (Note D)	—	—	—	—	—	—	—	(5,976)	—	(5,976)
Net earnings for the year	—	—	—	—	—	—	—	75,248	—	75,248
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	(1,500)	(1,500)
Net gain on hedge derivatives (Note A12)	—	—	—	—	—	—	—	—	2,434	2,434

Balance at December 31, 2005	28,108,027	$281	8,340,128	$83	$42,677	2,222,161	$(54,705)	$280,465	$6,520	$275,321

The accompanying notes are an integral part of this statement.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Dollar amounts in thousands)

	2005	2004	2003
Cash flows from operating activities:
Earnings from continuing operations	$75,248	$71,251	$53,792
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	1,596	1,189	1,642
Impairment on intangibles and goodwill	—	2,776	—
Net loss on disposal of property, plant and equipment	11	7	6
Deferred income taxes	872	(10,305)	(3,033)
Income tax benefit of stock options exercised	3,994	3,899	3,965
Decrease (increase) in accounts receivable	6,964	1,828	(13,388)
Decrease (increase) in inventories	4,544	9,166	(19,449)
Increase in prepaid expenses and other assets	(111)	(2,603)	(2,489)
Increase in accounts payable and accrued liabilities	1,082	8,273	13,858

Net cash provided by continuing operations from operating activities	94,200	85,481	34,904
Net cash used in discontinued operations	—	—	(1,898)

Net cash provided by operating activities	94,200	85,481	33,006

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,485)	(1,324)	(1,770)
Proceeds from disposal of property, plant and equipment	24	9	7

Net cash used in investing activities	(1,461)	(1,315)	(1,763)

Cash flows from financing activities:
Borrowings under bank lines of credit	7,264	6,750	—
Repayments on bank lines of credit	(14,014)	—	—
Repurchase of stock	(27,705)	(27,000)	(19,434)
Payment of dividends	(5,976)	(3,485)	(1,415)
Proceeds from stock options exercised	1,730	1,343	1,755

Net cash used in financing activities	(38,701)	(22,392)	(19,094)

Effect of exchange rate changes on cash	(1,431)	1,628	1,713

Net increase in cash and cash equivalents	52,607	63,402	13,862

Cash and cash equivalents at beginning of year	144,857	81,455	67,593

Cash and cash equivalents at end of year	$197,464	$144,857	$81,455

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$205	$206	$339
Income taxes	$27,625	$37,656	$32,759

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

The United States Trade Representative has expressed concern about the protection of intellectual property rights within China. The failure of the Chinese government to make substantial progress with respect to these concerns could result in the imposition of retaliatory duties on imports from China, including footwear, which could affect the cost of products purchased and sold by the Company.

In November 2001, the Company acquired the worldwide rights and business of Royal Elastics, an Australian-based designer and manufacturer of elasticated footwear. In connection with this acquisition, the Company formed a joint venture with two of the sellers (or minority members). During the fourth quarter of 2003, the minority members resigned and as a result, the Company owns 100% of Royal Elastics.

In the fourth quarter of 2003, the Company reached an agreement with National Geographic to end a licensing agreement that had previously been entered into. Operations of the National Geographic brand have been accounted for and shown as a discontinued operation in the accompanying financial information. See Note L.

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

The consolidated financial statements include the accounts of the Company, its subsidiaries and joint ventures (see Note L). All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 2004 and 2003 presentation to conform to the 2005 presentation.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

4.	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents as of December 31, 2005 and 2004 is $15,789,000 and $6,542,000, respectively, of balances maintained in foreign bank accounts.

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

Indefinite-lived intangible assets are evaluated for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with finite lives are amortized over their useful lives.

9.	Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

12.	Financial Risk Management and Derivatives

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposures are from changes in the rates between the U.S. dollar and the Euro and between the Euro and Pound Sterling. In 2005 and 2004, the Company entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pounds Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

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

The forward foreign exchange contracts generally require the Company to exchange Euros for U.S. dollars or Pounds Sterling for Euros at maturity, at rates agreed at the inception of the contracts. The counterparty to derivative transactions is a major financial institution with an investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the unrealized gains in such contracts should this counterparty fail to perform as contracted.

At December 31, 2005, forward foreign exchange contracts with a notional value of $31,757,000 were outstanding to exchange various currencies with maturities ranging from January 2006 to August 2006 to sell the equivalent of approximately $11,757,000 in foreign currencies at contracted rates and to buy $20,000,000 at contracted rates. These contracts have been designated as cash flow hedges.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

12.	Financial Risk Management and Derivatives—(Continued)

As of December 31, 2005, assets of $706,000 and liabilities of $36,000 have been recorded for the fair value of the forward foreign exchange contracts. Realized losses of $634,000 and realized gains of $46,000 from cash flow hedges were recorded in cost of goods sold during the years ended December 31, 2005 and 2004, respectively. Realized gains of $116,000 and $14,000 from cash flow hedges were recorded in selling, general and administrative expenses due to hedge ineffectiveness during the years ended December 31, 2005 and 2004, respectively. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows.

13.	Recognition of Revenues and Accounts Receivable

Revenues include sales and fees earned on sales by licensees and are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment. In some instances, product is shipped directly from the Company’s supplier to the customer. In these cases, the Company recognizes revenue when the product is delivered to the customer according to the terms of the order. Revenues may fluctuate in cases when customers delay accepting shipment of product for periods up to several weeks. Provisions for estimated sales returns and allowances are made at the time of sale based on historical rates of returns and allowances. However, actual returns and allowances in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected future returns and allowances were significantly greater or lower than established reserves, a reduction or increase would be recorded in the period this determination was made. The Company does not offer any product warranties.

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

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” shipping and handling costs billed to customers are included in sales and the related costs are included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Shipping and handling costs included in selling, general and administrative expenses totaled $3,686,000, $3,175,000 and $2,542,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

14.	Cost of Goods Sold

Cost of goods sold includes the landed cost of inventory (which includes procurement costs of the Company’s Asian purchasing office and factory inspections, inbound freight charges, broker and

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

14.	Cost of Goods Sold—(Continued)

consolidation charges and duties), production mold expenses and inventory reserves. Cost of goods sold may not be comparable to those of other entities as a result of recognizing warehousing costs within selling, general and administrative expenses.

15.	Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and benefits, advertising, commissions, travel expenses, bad debt expense, shipping and handling costs, data processing expenses, legal fees, professional fees, rent and other office expenses, product development activity expenses, depreciation and amortization, bank fees, utilities, repairs and maintenance expenses, gains/losses on foreign currency transactions/translations, gains/losses on ineffective hedges and other warehousing costs.

16.	Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $50,059,000, $44,293,000 and $31,108,000 for 2005, 2004 and 2003, respectively. The Company engages in cooperative advertising programs with its customers. The Company recognizes this expense, based on the expected usage of the programs, in advertising expense. The Company accounts for its cooperative advertising programs in accordance with Issue 1 of EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	2005		2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,220	$2.20	34,917	$2.04	35,396	$1.41
Effect of Dilutive Stock Options	1,406	(0.09)	1,516	(0.08)	2,517	(0.09)

Diluted EPS	35,626	$2.11	36,433	$1.96	37,913	$1.32

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

17.	Earnings per Share—(Continued)

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	2005	2004	2003
Options to purchase shares of common stock (in thousands)	38	18	341
Exercise prices	$32.10–$34.66	$23.45–$23.71	$17.62–$23.71
Expiration dates	May 2015– November 2015	December 2013– February 2014	July 2013– December 2013

18.	Accounting for Stock-Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

During 2005, 2004 and 2003, 5,000, 12,000 and 62,000 options, respectively, were granted at exercise prices below fair market value. This resulted in net compensation expense of $249,000, $345,000 and $419,000 for 2005, 2004 and 2003, respectively. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits in 2005, 2004 and 2003 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, the Company’s net earnings and earnings per share would have been:

	2005	2004	2003
Net earnings (in thousands)
As reported	$75,248	$71,251	$50,056
Add stock-based employee compensation charges reported in net earnings	169	246	255
Less total stock-based employee compensation expense, determined under the fair value method	(1,916)	(2,175)	(1,721)

Pro forma	$73,501	$69,322	$48,590

Basic earnings per share
As reported	$2.20	$2.04	$1.41
Pro forma	2.15	1.99	1.37

Diluted earnings per share
As reported	$2.11	$1.96	$1.32
Pro forma	2.06	1.90	1.28

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

18.	Accounting for Stock-Based Compensation—(Continued)

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2005	2004	2003
Expected life (years)	6	5	7
Risk-free interest rate	4.02%	3.52%	3.30%
Expected volatility	46%	50%	58%
Expected dividend yield	0.6%	0.5%	0.2%

The effects of applying SFAS No. 148 in this proforma disclosure are not indicative of future amounts. SFAS No. 148 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share Based Payment,” which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) eliminates the use of APB Opinion No. 25. On April 14, 2005, the S.E.C. adopted a new rule, Staff Accounting Bulletin (“SAB”) No. 107, amending the effective date for SFAS No. 123 (Revised 2004). Under the effective date provisions included in SFAS No. 123 (Revised 2004), the Company would have been required to implement SFAS No. 123 (Revised 2004) as of the first interim or annual reporting period that begins after June 15, 2005. SAB No. 107 allows the Company to implement SFAS No. 123 (Revised 2004) at the beginning of the next fiscal year that begins after June 15, 2005. None of the accounting provisions of SFAS No. 123 (Revised 2004) are affected by SAB No. 107.

The Company will adopt SFAS No. 123 (Revised 2004) in 2006 using the modified prospective method. The precise impact of the adoption of SFAS No. 123 (Revised 2004) will have on the Company cannot be predicted at this time because it will depend on various factors, including the number of awards granted and their related fair value at the date of grant. The fair value of stock options used to compute the proforma disclosures is estimated using the Black-Scholes model. This model requires the input of subjective assumptions, including the expected volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information. Had the Company adopted SFAS No. 123 (Revised 2004) in prior periods, the impact of such accounting pronouncement would have approximated that which is described in the above SFAS No.148 proforma table.

19.	Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

19.	Recent Accounting Pronouncements—(Continued)

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

NOTE B—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consists of the following (in thousands):

	2005	2004
Building and improvements	$6,907	$6,634
Furniture, machinery and equipment	11,312	10,809

	18,219	17,443
Less accumulated depreciation and amortization	(10,898)	(9,910)

	7,321	7,533
Land	695	695

	$8,016	$8,228

NOTE C—INTANGIBLE ASSETS

Intangible assets as of December 31 consist of the following (in thousands):

	2005	2004
Goodwill	$4,618	$4,618
Trademarks	2,761	2,761
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$4,700	$4,700

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE C—INTANGIBLE ASSETS—(Continued)

The changes in the carrying amount of goodwill and intangible assets as of December 31 is as follows (in thousands):

	2005	2004
Beginning balance	$4,700	$7,301
Additional assets	—	175
Impairment losses	—	(2,776)

Ending balance	$4,700	$4,700

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2005 to determine whether goodwill and intangible assets were impaired. In the first quarter of 2004, as a result of the annual reassessment and impairment test and after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Royal Elastics goodwill and trademark was partially impaired and recognized an impairment loss of $1,730,000. During the third quarter of 2004, after a subsequent review of sales, backlog, cash flows and marketing strategy, the Company determined that its remaining investment in the Royal Elastics goodwill and trademark was impaired and recognized an additional impairment loss of $1,046,000.

NOTE D—BANK LINES OF CREDIT

At December 31, 2005 there was no funded debt and there was debt outstanding of $6,750,000 at December 31, 2004 (excluding outstanding letters of credit of $675,000 and $1,682,000 at December 31, 2005 and 2004, respectively).

The Company’s domestic office has an agreement with a bank whereby it may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $14,500,000 at December 31, 2005. This facility currently expires in July 2007. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at the Company’s discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility. The Company must meet certain restrictive financial covenants as agreed upon in the facility.

The Company’s Asian offices have agreements with a bank whereby they can borrow up to $7,500,000 in the form of unsecured revolving credit facilities. There were no borrowings on these credit facilities at December 31, 2005. Interest is to be paid on one facility at LIBOR plus 1.25% and on the other facility at the Australian Bank Bill Buying Rate plus 1.25%. These facilities currently expire in July 2007.

The Company’s European offices have agreements with a bank whereby they can borrow up to $4,500,000 in the form of unsecured revolving credit facilities. The unused portion of these credit facilities, which includes letters of credit and bankers acceptances was $4,325,000 at December 31, 2005. Interest is to be paid on one facility at a rate of LIBOR plus 1.25% and on the other facility at IBOR plus 1.25%. One facility currently expires in July 2007 and the other facility is mutually cancellable at anytime.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE D—BANK LINES OF CREDIT—(Continued)

The Company’s Canadian office has an agreement with a bank whereby it can borrow up to $2,000,000 in the form of an unsecured revolving credit facility. There were no borrowings on this credit facility at December 31, 2005. Interest is to be paid on the facility at the Canadian Prime Rate. This facility currently expires in July 2007.

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

Interest expense of $197,000 and $5,000 was incurred during the years ended December 31, 2005 and 2004, respectively, as a result of the borrowings on its lines of credit. Interest expense was not incurred for the year ended December 31, 2003.

One of the credit agreements contains certain covenants and financial ratio requirements, including restrictions on dividend payments and repurchases of its Class A Common Stock. At December 31, 2005, $91,886,000 was unrestricted as to the payment of dividends and repurchases of Class A Common Stock. Under another covenant, the Company must maintain stockholders’ equity, less intangible assets and exclusive of treasury stock, of at least $181,436,000 at December 31, 2005. At December 31, 2005, the Company was in compliance with all relevant covenants under each of the credit facilities described above.

NOTE E—ACCRUED LIABILITIES

Accrued liabilities as of December 31 consist of the following (in thousands):

	2005	2004
Compensation	$6,578	$6,047
Advertising	7,200	6,773
Other	13,454	11,132

	$27,232	$23,952

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

	2005	2004
EVA incentive program	$8,883	$10,202
Deferred compensation	5,108	4,881

	$13,991	$15,083

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE G—INCOME TAXES

The provision for income taxes includes the following for the years ended December 31 (in thousands):

	2005	2004	2003
Current:
United States
Federal	$27,715	$32,920	$31,375
State	4,627	4,493	5,201
Foreign	2,036	1,637	656
Deferred:
United States
Federal	1,072	(9,139)	(2,736)
State	110	(893)	(297)
Foreign	(257)	(273)	—

	$35,303	$28,745	$34,199

A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 is as follows:

	2005	2004	2003
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	3.6	3.4	3.9
Net results of foreign subsidiaries	(5.6)	(1.2)	(0.4)
Repatriation of subsidiary earnings	—	(8.3)	—
Other	(1.1)	(0.2)	0.4

	31.9%	28.7%	38.9%

In December 2004, pursuant to the American Jobs Creation Act of 2004, the Company repatriated dividends of $22,700,000 related to foreign subsidiary earnings which were not considered indefinitely invested. The Company received an 85% dividends received deduction for eligible dividends, resulting in a lower effective tax rate. The Company used these funds on qualified expenditures in the United States in accordance with its approved Domestic Reinvestment Plan. Future provision will not be made for United States income taxes on earnings of selected international subsidiary companies as these future earnings are intended to be permanently invested.

At any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken. Additionally, the Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE G—INCOME TAXES—(Continued)

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

	2005	2004
Net current assets	$4,224	$4,654
Net non-current assets	4,810	5,305

Net asset	$9,034	$9,959

Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2005	2004
Assets
State taxes	$1,487	$1,705
Bad debts reserve	693	691
Inventory reserve and capitalized costs	1,194	971
Sales return reserve	577	805
Impairment reserve	411	462
Bonuses	3,394	3,888
Deferred compensation plan	1,972	1,875
Other	449	735

Gross deferred tax assets	10,177	11,132
Liabilities
Contingent purchase payments	(154)	(154)
Other	(989)	(1,019)

Gross deferred tax liabilities	(1,143)	(1,173)

Net deferred tax asset	$9,034	$9,959

The Company did not record any valuation allowances against deferred tax assets at December 31, 2005 and 2004. Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE H—COMMITMENTS AND CONTINGENCIES

The Company leases its principal warehouse facility through January 2007, under an agreement that provides for one option that would extend the lease for three years. In addition, certain property and equipment is leased primarily on a month-to-month basis. Future minimum rental payments under these leases as of December 31, 2005 are as follows (in thousands):

Year ending December 31,
2006	$2,662
2007	1,042
2008	517
2009	284
2010	189
Thereafter	—

$4,694

Rent expense for these operating leases was approximately $2,925,000, $2,543,000 and $2,226,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has outstanding letters of credit totaling approximately $675,000 and $1,682,000 at December 31, 2005 and 2004, respectively. These letters of credit collateralize the Company’s obligations to third parties for the purchase of inventory. The letters of credit outstanding at December 31, 2005 have original terms from two to seven months. The fair value of these letters of credit is based on fees currently charged for similar agreements and is not significant at December 31, 2005 and 2004.

The Company has product purchase obligations of approximately $50,000,000 at December 31, 2005. The Company generally orders product four to five months in advance of sales based primarily on advanced future orders received from customers. Product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

In 2006 and over the next several years the Company plans to implement SAP information management software in its domestic and international operations. The implementation of SAP will require substantial time and resources. At this time the Company is currently assessing the cost of implementation and believes that its present and anticipated sources of funds are sufficient.

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

NOTE I—EMPLOYEE BENEFIT PLANS

In 1988, the Company adopted a discretionary domestic contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The expense for this plan was approximately $760,000, $960,000 and $1,007,000 for 2005, 2004 and 2003, respectively.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

In 1999, the Company adopted the 1999 Stock Incentive Plan under which it was authorized to award up to 2,400,000 shares or options to employees and directors of the Company. In May 2002, the 1999 Stock Incentive Plan was amended to increase the number of options by 1,200,000 to 3,600,000 shares of Class A Common Stock. In December 2004, the 1999 Stock Incentive Plan was amended to increase the number of options by 1,000,000 to 4,600,000 shares of Class A Common Stock. The awards have a term of ten years and generally become fully vested between the third and ninth years.

Combined plan transactions for 2005, 2004 and 2003 are as follows:

	2005		2004		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding January 1	3,387,250	$8.91	3,669,270	$7.17	3,697,078	$4.75
Granted	81,500	30.86	331,799	19.43	809,832	14.08
Exercised	(500,237)	3.46	(509,822)	2.63	(706,976)	2.48
Canceled	(220,664)	12.84	(103,997)	11.68	(130,664)	6.50

Options outstanding December 31	2,747,849	$10.24	3,387,250	$8.91	3,669,270	$7.17

Options available for grant at December 31	1,142,394		1,003,230		232,032

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE J—STOCKHOLDERS’ EQUITY—(Continued)

Weighted average fair value of options granted during the year is as follows:

	2005	2004	2003
Exercise price is below market price at date of grant	$26.42	$19.19	$10.87
Exercise price equals market price at date of grant	15.05	9.26	8.59

The following information applies to options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.13–$ 4.50	489,793	4	$2.28	379,794	$2.61
$ 5.98–$ 7.05	663,992	5	6.42	262,007	6.46
$ 7.41–$11.77	761,930	6	9.31	207,271	8.32
$12.00–$15.00	205,000	7	12.85	—	—
$17.62–$23.71	552,634	8	19.22	2,002	18.96
$29.68–$34.66	74,500	9	32.41	—	—

Exercisable options outstanding at December 31, 2004 and 2003 were 728,377 and 658,362 options, respectively.

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

During the years ended December 31, 2005, 2004 and 2003, approximately 18%, 20% and 27%, respectively, of revenues were from one customer. At December 31, 2005 and 2004 approximately 32% and 32% of accounts receivable were from two customers. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures and for international receivables from distributors, the use of letters of credit and letters of guarantee.

NOTE L—NATIONAL GEOGRAPHIC

In May 2001, the Company formed a joint venture with Rugged Shark, a designer and manufacturer of young, active-oriented footwear, to license, produce and market a men’s, women’s, and children’s collection of National Geographic outdoor-oriented and casual footwear. In the fourth quarter of 2003, the joint venture was terminated and the Company reached an agreement with

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE L—NATIONAL GEOGRAPHIC—(Continued)

National Geographic to terminate the licensing agreement for $2.0 million. The operations for National Geographic for the year ended December 31, 2003 is as follows (in thousands):

2003
Revenues	$869
Cost of goods sold	3,814

Gross loss	(2,945)
Selling, general and administrative expenses	2,925

Operating loss	(5,870)
Interest expense, net	(226)
Income tax benefit	2,360

Loss from discontinued operations	$(3,736)

NOTE M—SEGMENT INFORMATION

The Company’s predominant business is the design, development and distribution of athletic footwear. Substantially all of the Company’s revenues are from the sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and Other International operations. Certain segment information that follows excludes the operations of the National Geographic brand, which was discontinued in 2003. Certain reclassifications have been made in the 2004 and 2003 presentations to conform to the 2005 presentation. The following tables summarize segment information (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenues from unrelated entities (1):
United States	$380,478	$397,390	$372,443
Europe	79,880	46,148	26,260
Other International	48,216	40,541	30,459

	$508,574	$484,079	$429,162

Inter-geographic revenues:
United States	$5,617	$4,054	$2,715
Europe	8	98	134
Other International	26,697	15,795	11,272

	$32,322	$19,947	$14,121

Total revenues:
United States	$386,095	$401,444	$375,158
Europe	79,888	46,246	26,394
Other International	74,913	56,336	41,731
Less inter-geographic revenues	(32,322)	(19,947)	(14,121)

	$508,574	$484,079	$429,162

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE M—SEGMENT INFORMATION—(Continued)

	Year ended December 31,
	2005	2004	2003
Operating profit (loss):
United States (2)	$94,813	$94,823	$97,583
Europe	15,349	5,148	(3,009)
Other International (2)	8,092	7,697	6,288
Less corporate expenses (3)	(14,762)	(12,686)	(18,835)
Eliminations	3,726	3,976	5,265

	$107,218	$98,958	$87,292

Interest income:
United States	$3,377	$837	$645
Europe	76	90	37
Other International	80	134	25

Total interest income	3,533	1,061	707
Interest expense:
United States	2	17	—
Europe	38	3	3
Other International	160	3	5

Total interest expense	200	23	8

Interest income, net	$3,333	$1,038	$699

Income tax expense (benefit):
United States	$33,524	$27,127	$33,460
Europe	1,071	233	(21)
Other International	708	1,385	760

	$35,303	$28,745	$34,199

Provision for depreciation and amortization:
United States	$1,203	$702	$1,209
Europe	237	349	326
Other International	156	138	107

	$1,596	$1,189	$1,642

Capital expenditures:
United States	$1,104	$997	$1,388
Europe	143	103	281
Other International	238	224	101

	$1,485	$1,324	$1,770

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE M—SEGMENT INFORMATION—(Continued)

	December 31,
	2005	2004
Identifiable assets:
United States	$108,549	$124,025
Europe	24,264	14,377
Other International	18,572	15,443
Corporate assets and eliminations (4)	184,813	141,032

	$336,198	$294,877

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.

(2)	For the year ended December 31, 2004, operating profit includes impairment losses of $2,776,000 on the Royal Elastics trademark and goodwill, of which $1,632,000 and $1,144,000 of impairment losses were recognized in the United States segment and Other International segment, respectively.

(3)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology, human resources and legal which benefit the entire corporation and are not segment/region specific. The increase in corporate expenses during the year ended December 31, 2005 is due to an increase in legal expenses in connection with pursuing a lawsuit to protect our trademarks. The decrease in corporate expenses during year ended December 31, 2004 is due to a decrease in bonus/incentive related expenses that was calculated in accordance with the Company’s bonus formula in 2004 and also due to the decrease in legal expenses as a result of the defense of two lawsuits which were settled in the second quarter of 2003.

(4)	Corporate assets include cash and cash equivalents, investments and intangible assets.

NOTE N—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2005 and 2004 follows (in thousands except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2005
Revenues	$153,143	$126,474	$136,668	$92,289	$508,574
Gross profit	71,983	58,826	63,568	42,985	237,362
Net earnings	25,864	16,765	21,062	11,557	75,248
Earnings per share
Basic net earnings	$0.75	$0.49	$0.62	$0.34	$2.20
Diluted net earnings	0.72	0.47	0.59	0.33	2.11
2004
Revenues	$152,020	$107,904	$135,799	$88,356	$484,079
Gross profit	69,766	49,753	61,749	39,952	221,220
Net earnings	21,768	13,188	20,681	15,614	71,251
Earnings per share
Basic net earnings	$0.62	$0.38	$0.59	$0.45	$2.04
Diluted net earnings	0.57	0.35	0.57	0.43	1.96

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2005 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As of December 31, 2005, the Company has corrected both of the significant deficiencies described in its Form 10-K for the year ended December 31, 2004 regarding the Company’s design of internal controls in the areas of segregation of duties related to (1) the Company’s customer service Amsterdam operations, and (2) the Company’s Mira Loma, California inventory management system regarding the development, testing and production environments for the system. The Company believes that the correction of these deficiencies did not amount to a material change in the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and “Management’s Report on Internal Control Over Financial Reporting” on pages 32 and 33, respectively.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Except for the information disclosed in Part I under the heading “Executive Officers of the Registrant,” the information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 17, 2006 to be filed with the S.E.C. within 120 days after December 31, 2005 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 17, 2006 to be filed with the S.E.C. within 120 days after December 31, 2005 and is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 17, 2006 to be filed with the S.E.C. within 120 days after December 31, 2005 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 17, 2006 to be filed with the S.E.C. within 120 days after December 31, 2005 and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 17, 2006 to be filed with the S.E.C. within 120 days after December 31, 2005 and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.4 to the Registrant’s Form 10-K for fiscal year ended December 31, 1991)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.14	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.15	Employment Agreement between the Registrant and Steven B. Nichols dated as of May 18, 2000 (incorporated by reference to exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000)

10.16	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.17	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.18	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.19	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.20	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.21	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) Schedules

Page
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	63

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

February 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	STEVEN NICHOLS Steven Nichols	Chairman of the Board, President and Chief Executive Officer	February 7, 2006

/s/	GEORGE POWLICK George Powlick	Vice President Finance, Chief Operating Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Director	February 7, 2006

/s/	LAWRENCE FELDMAN Lawrence Feldman	Director	February 7, 2006

/s/	STEPHEN FINE Stephen Fine	Director	February 7, 2006

/s/	DAVID LEWIN David Lewin	Director	February 7, 2006

/s/	MARK LOUIE Mark Louie	Director	February 7, 2006

/s/	MARTYN WILFORD Martyn Wilford	Director	February 7, 2006

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B			Column C			Column D		Column E
Additions
Description	Balance at Beginning of Period			Charged to Costs and Expenses	Charged to Other Accounts		Write-offs and Deductions, Net		Balance at End of Period
Allowance for bad debts	(2005 (2004 (2003	) ) )	$2,009 2,079 1,479	$223 2,302 1,266	$	— — —	$(308 (2,372 (666	) ) )	$1,924 2,009 2,079

Allowance for inventories	(2005 (2004 (2003	) ) )	$2,759 3,228 2,120	$2,353 3,393 4,280	$	— — —	$(2,647 (3,862 (3,172	) ) )	$2,465 2,759 3,228

Allowance for sales returns	(2005 (2004 (2003	) ) )	$2,376 541 —	$14,259 7,463 3,921	$	— — —	$(14,684 (5,628 (3,380	) ) )	$1,951 2,376 541

EXHIBIT INDEX

Exhibit

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002