Form 10-Q
period 2006-03-31
K SWISS INC
filed 2006-04-27
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at April 26, 2006:

Class A	25,972,864
Class B	8,340,128

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$191,634	$197,464
Accounts receivable, less allowance for doubtful accounts of $1,969 and $1,924 as of March 31, 2006 and December 31, 2005, respectively	81,211	42,411
Inventories	53,361	61,164
Prepaid expenses and other current assets	2,529	7,446
Deferred taxes	3,858	4,224

Total current assets	332,593	312,709
PROPERTY, PLANT AND EQUIPMENT, net	8,742	8,016
OTHER ASSETS
Intangible assets (Note 4)	4,700	4,700
Deferred taxes	3,616	4,810
Other	6,274	5,963

	14,590	15,473

	$355,925	$336,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$13,534	$19,654
Accrued income taxes	6,585	1,351
Accrued liabilities	24,523	25,881

Total current liabilities	44,642	46,886
OTHER LIABILITIES	11,010	13,991
STOCKHOLDERS’ EQUITY (Note 5)
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 28,202,358 shares issued, 25,970,197 shares outstanding and 2,232,161 shares held in treasury at March 31, 2006 and 28,108,027 shares issued, 25,885,866 shares outstanding and 2,222,161 shares held in treasury at December 31, 2005	282	281
Class B – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,340,128 shares at March 31, 2006 and 8,340,128 shares at December 31, 2005	83	83
Additional paid-in capital	45,169	42,677
Treasury Stock	(54,994)	(54,705)
Retained earnings	303,659	280,465
Accumulated other comprehensive earnings -
Foreign currency translation	5,834	5,371
Net gain on hedge derivatives	240	1,149

	300,273	275,321

	$355,925	$336,198

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues (Note 6)	$149,984	$153,143
Cost of goods sold	80,361	81,160

Gross profit	69,623	71,983
Selling, general and administrative expenses	34,426	32,339

Operating profit	35,197	39,644
Interest income, net	1,301	518

Earnings before income taxes	36,498	40,162
Income tax expense	11,588	14,298

NET EARNINGS	$24,910	$25,864

Earnings per common share (Notes 2 and 3)
Basic	$0.73	$0.75

Diluted	$0.70	$0.72

Weighted average number of shares outstanding (Note 2)
Basic	34,257	34,536

Diluted	35,341	36,049

Dividends declared per common share	$0.05	$0.025

Net Earnings	$24,910	$25,864
Other comprehensive (loss) earnings –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the three months ended March 31, 2006 and 2005, respectively	463	(355)
Change in deferred (loss) gain on hedge derivatives, net of income taxes of $0 and $0 for the three months ended March 31, 2006 and 2005, respectively	(909)	739

Comprehensive Earnings	$24,464	$26,248

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$24,910	$25,864
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	397	414
Net loss on disposal of property, plant and equipment	2	8
Deferred income taxes	1,576	2,482
Stock-based compensation	648	—
Excess income tax benefit of stock-based compensation	(744)	—
Income tax benefit of stock options exercised	—	931
Increase in accounts receivable	(38,695)	(41,598)
Decrease in inventories	7,574	9,014
Decrease in prepaid expenses and other assets	4,181	4,171
(Decrease) increase in accounts payable and accrued liabilities	(3,849)	841

Net cash (used in) provided by operating activities	(4,000)	2,127
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,115)	(698)

Net cash used in investing activities	(1,115)	(698)
Cash flows from financing activities:
Borrowings under bank lines of credit	—	3,000
Repayments on bank lines of credit	—	(2,269)
Repurchase of stock	(289)	(12,504)
Payment of dividends	(1,716)	(858)
Excess income tax benefit of stock-based compensation	744	—
Proceeds from stock options exercised	421	398

Net cash used in financing activities	(840)	(12,233)
Effect of exchange rate changes on cash	125	4

Net decrease in cash and cash equivalents	(5,830)	(10,800)
Cash and cash equivalents at beginning of period	197,464	144,857

Cash and cash equivalents at end of period	$191,634	$134,057

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12	$88
Income taxes	$649	$226

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005 have been included for the periods presented. The results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

2.	Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Three Months Ended March 31,
	2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,257	$0.73	34,536	$0.75
Effect of Dilutive Stock Options	1,084	(0.03)	1,513	(0.03)

Diluted EPS	35,341	$0.70	36,049	$0.72

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Options to purchase shares of common stock (in thousands)	70	4
Exercise prices	$30.42 – 34.66	$31.51
Expiration dates	February 2015 – November 2015	February 2015

3.	Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options.

During 1990, the Company adopted the 1990 Stock Option Plan under which it was authorized to issue non-qualified stock options, incentive stock options, and warrants to key employees. As amended, the total number of options or awards available for issuance under the 1990 Stock Option Plan was for 6,600,000 shares of Class A Common Stock. Options granted under the 1990 Stock Option Plan have a term of ten years and generally become fully vested by the end of the fifth year.

In 1999, the Company adopted the 1999 Stock Incentive Plan under which it is authorized to award up to 2,400,000 shares or options to employees and directors of the Company. As amended, the number of options or awards available for issuance under the 1999 Stock Incentive Plan is for 4,600,000 shares of Class A Common Stock. The awards have a term of ten years and generally become fully vested between the third and ninth years.

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004). The following table summarizes compensation costs related to the Company’s stock-based compensation plans (in thousands):

Three Months Ended March 31, 2006
Cost of sales	$102
Selling, general and administrative	546

Pre-tax stock-based compensation expense	648
Income tax benefit	194

Total stock-based compensation expense	$454

There were no significant capitalized stock-based compensation costs at March 31, 2006. There were no modifications to stock option awards during 2006. The Company recognizes stock-based compensation expense using the graded-vesting attribution method. The remaining unrecognized compensation cost related to unvested awards at March 31, 2006 is $6,314,000 and the weighted-average period of time over which this cost will be recognized is 2.3 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of options, the Company realized income tax benefits in the three months ended March 31, 2006 that have been credited to additional paid-in capital.

The fair value of stock options at date of grant was estimated using the Black-Scholes model. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option. Expected volatility is based on the historical volatilities of the Company’s Class A Common Stock. The Black-Scholes model was used with the following assumptions:

March 31, 2006
Expected life (years)	7
Risk-free interest rate	4.76%
Expected volatility	50.3%
Expected dividend yield	0.7%

The following table summarizes the stock option transactions during the three months ended March 31, 2006 (amounts in thousands, except per share amounts):

	March 31, 2006			Aggregate intrinsic value
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)
Options outstanding January 1	2,747,849	$10.24
Granted	15,000	28.93
Exercised	(94,331)	4.46
Canceled	(96,334)	10.47

Options outstanding March 31	2,572,184	$10.56	5.9	$50,542

Options exercisable March 31	1,040,077	$5.55	4.3	$25,578

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2006 is $15.16.

SFAS No. 123 (Revised 2004) requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three months ended March 31, 2006 are as follows (in thousands):

Three Months Ended March 31, 2006
Proceeds from stock options exercised	$421
Tax benefit related to stock options exercised	$744
Intrinsic value of stock options exercised	$2,316

The Company issues new shares of Class A Common Stock to satisfy stock option exercises. Shares that are repurchased under the Company’s current stock repurchase program will reduce the dilutive impact of the Company’s share-based compensation plans. It is unknown at this time the number of shares expected to be repurchased during 2006.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

During the three months ended March 31, 2005 there were no options that were granted at exercise prices below fair market value. All other options were granted at an exercise price equal to the fair market value of the Company’s stock at the date of grant. Accordingly, no compensation cost was recognized for such options granted. In connection with the exercise of options, the Company realized income tax benefits in the three months ended March 31, 2005 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123,” the Company’s net earnings and earnings per share would have been:

Three Months Ended March 31, 2005
Net earnings (in thousands)
As reported	$25,864
Add stock-based employee compensation charges reported in net earnings	46
Less total stock-based employee compensation expense, determined under the fair value method	(495)

Proforma	$25,415

Basic earnings per share
As reported	$0.75
Proforma	$0.74
Diluted earnings per share
As reported	$0.72
Proforma	$0.71

Under SFAS No. 148, the fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

March 31, 2005
Expected life (years)	4
Risk-free interest rate	4.07%
Expected volatility	44%
Expected dividend yield	0.3%

4.	Goodwill and Intangible Assets

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

	March 31, 2006	December 31, 2005
Goodwill	$4,618	$4,618
Trademarks	2,761	2,761
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$4,700	$4,700

There were no changes in the carrying amount of goodwill and intangible assets during the three months ended March 31, 2006 and 2005.

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2006 to determine whether goodwill and intangible assets were impaired and determined there was no impairment.

5.	Stockholders’ Equity

Under its stock repurchase program, the Company purchased 10,000 shares of Class A Common Stock during the three months ended March 31, 2006 for a total expenditure of approximately $289,000.

6.	Segment Information

The Company’s predominant business is the design, development and distribution of athletic footwear. Substantially all of the Company’s revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and Other International operations. The following tables summarize segment information (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues from unrelated entities (1):
United States	$103,384	$117,592
Europe	32,676	22,671
Other International	13,924	12,880

	$149,984	$153,143

Inter-geographic revenues:
United States	$1,947	$1,524
Europe	2	—
Other International	14,068	8,028

	$16,017	$9,552

Total revenues:
United States	$105,331	$119,116
Europe	32,678	22,671
Other International	27,992	20,908
Less inter-geographic revenues	(16,017)	(9,552)

	$149,984	$153,143

Operating profit:
United States	$27,281	$33,960
Europe	9,142	5,636
Other International	1,722	3,212
Less corporate expenses (2)	(4,163)	(4,774)
Eliminations	1,215	1,610

	$35,197	$39,644

	March 31, 2006	December 31, 2005
Identifiable assets:
United States	$125,424	$108,549
Europe	30,330	24,264
Other International	18,988	18,572
Corporate assets and eliminations (3)	181,183	184,813

	$355,925	$336,198

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.

(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology, human resources and legal which benefit the entire corporation and are not segment/region specific. The decrease in corporate expenses during the three months ended March 31, 2006 is due to a decrease in compensation expenses, which includes bonus/incentive related expenses, as a result of a decrease in bonus/incentive related expenses that was calculated in accordance with the Company’s bonus formula offset by an increase in salaries as a result of recognizing compensation expenses related to stock options; offset by an increase in legal expenses in connection with pursuing a lawsuit to protect the Company’s trademarks during the three months ended March 31, 2006.

(3)	Corporate assets include cash and cash equivalents and intangible assets.

During the three months ended March 31, 2006 and 2005, approximately 19% and 21%, respectively, of revenues were attributable to one customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our total revenues decreased 2.1% in the three months ended March 31, 2006 from the three months ended March 31, 2005. Our overall gross profit margins, as a percentage of revenues, decreased to 46.4% for the three months ended March 31, 2006 compared to 47.0% for the three months ended March 31, 2005, as a result of product mix changes. Our selling, general and administrative expenses increased to 23.0% of revenues for the three months ended March 31, 2006 from 21.1% of revenues for the three months ended March 31, 2005 due mainly to increases in advertising expenses offset by a decrease in compensation and compensation related expenses. At March 31, 2006, our total futures orders with start ship dates from April through September 2006 were $214,723,000, a decrease of 1.2% from March 31, 2005. Of this amount, domestic futures orders were $142,770,000, a decrease of 15.9%, and international futures orders were $71,953,000, an increase of 51.0%. Net earnings and net earnings per diluted share for the first quarter of 2006 decreased 3.7% and 2.8%, respectively, to $24,910,000, or $0.70 per diluted share, compared with $25,864,000, or $0.72 per diluted share, in the prior-year period.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

	Three Months Ended March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of goods sold	53.6	53.0
Gross profit	46.4	47.0
Selling, general and administrative expenses	23.0	21.1
Interest income, net	0.9	0.3
Earnings before income taxes	24.3	26.2
Income tax expense	7.7	9.3
Net earnings	16.6	16.9

Revenues

K•Swiss brand revenues decreased to $147,111,000 for the quarter ended March 31, 2006 from $151,076,000 for the quarter ended March 31, 2005, a decrease of $3,965,000 or 2.6%. The decrease for the quarter ended March 31, 2006 was the result of a decrease in the volume of footwear sold offset by higher average wholesale prices per pair. The volume of footwear sold decreased to 5,443,000 pair for the quarter ended March 31, 2006, from 5,901,000 pair for the quarter March 31, 2005. The decrease in the volume of footwear sold for the quarter ended March 31, 2006 was primarily the result of decreased sales of the Classic and children’s categories of 14.4% and 6.1%, respectively, offset by increased sales of training and tennis categories of 39.4% and 14.2%, respectively. This decrease in volume for the quarter ended March 31, 2006 was offset by a higher average wholesale price per pair of $26.47 for the quarter ended March 31, 2006 from $25.13 for the quarter ended March 31, 2005, an increase of 5.3%, which resulted from an increase in the price of the Classic during the third quarter of 2005 and mix of sales.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Three Months Ended March 31,
	2006	2005	% Change
Domestic
K•Swiss brand	$102,642	$116,877	(12.2%)
Royal Elastics brand	742	715	3.8%

Total domestic	$103,384	$117,592	(12.1%)

International
K•Swiss brand	$44,469	$34,199	30.0%
Royal Elastics brand	2,131	1,352	57.6%

Total international	$46,600	$35,551	31.1%

Total Revenues	$149,984	$153,143	(2.1%)

Gross Margin

Overall gross profit margins, as a percentage of revenues, decreased to 46.4% for the quarter ended March 31, 2006, from 47.0% for the quarter ended March 31, 2005. Gross profit margin for the quarter ended March 31, 2006 was affected by product mix changes. Our gross margins may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased to $34,426,000 (23.0% of revenues) for the quarter ended March 31, 2006, from $32,339,000 (21.1% of revenues) for the quarter ended March 31, 2005, an increase of $2,087,000 or 6.5%. The increase in general and administrative expenses during the quarter ended March 31, 2006 was the result of an increase in advertising, warehousing and legal expenses offset by a decrease in compensation and compensation related expenses for the three months ended March 31, 2006. Advertising expenses increased 22.7% as part of a strategic effort to drive higher revenues. Warehousing expenses, other than compensation and compensation related expenses, increased 25.0% primarily as a result of higher freight costs. Legal expenses increased 22.3% in connection with pursuing a lawsuit to protect our trademarks. Compensation expenses, which includes commissions and bonus/incentive related expenses, decreased 14.1% due to a decrease in bonus/incentive related expenses that were calculated in accordance with our bonus formula under the Company’s Economic Value Added Bonus Plan offset by salaries as a result of recognizing compensation expenses related to stock options and an increase in headcount. The decrease in corporate expenses during the quarter ended March 31, 2006 was due to decreases in compensation expenses offset by an increase in legal expenses as explained above.

Adoption of SFAS No. 123 (Revised 2004)

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. For the three months ended March 31, 2006, we recognized $648,000 in compensation costs. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. For the three months ended March 31, 2005, we recognized $72,000 in compensation costs. However, pro forma net earnings and pro forma earnings per share disclosures were provided as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.”

Interest, Other and Taxes

Overall net interest income was $1,301,000 (0.9% of revenues) for the quarter ended March 31, 2006, compared to $518,000 (0.3% of revenues) for the quarter ended March 31, 2005, representing an increase of $783,000 for the quarter ended March 31, 2006 compared to the same prior year period. This increase in net interest income was the result of higher average interest rates and higher average balances and no borrowings on our bank lines of credit during the quarter ended March 31, 2006.

Our effective tax rate was 31.7% and 35.6% for the quarter ended March 31, 2006 and 2005, respectively. Starting January 1, 2005, future provision will not be made for appropriate United States income taxes on future earnings of selected subsidiary companies as these are intended to be permanently invested. The decrease in tax rate was mainly due to our geographic mix of sales, as international sales becomes a larger portion of revenues, with these international subsidiaries being profitable.

Net earnings decreased 3.7% to $24,910,000, or $0.70 per share (diluted earnings per share), for the quarter ended March 31, 2006 from $25,864,000, or $0.72 per share (diluted earnings per share) for the quarter ended March 31, 2005.

Backlog

At March 31, 2006 and 2005 total futures orders with start ship dates from April 2006 and 2005 through September 2006 and 2005 were approximately $214,723,000 and $217,396,000, respectively, a decrease of 1.2%. The 1.2% decrease in total futures orders is comprised of a 9.5% increase in the second quarter 2006 futures orders and an 11.8% decrease in the third quarter 2006 futures orders. At March 31, 2006 and 2005, domestic futures orders with start ship dates from April 2006 and 2005 through September 2006 and 2005 were approximately $142,770,000 and $169,749,000, respectively, a decrease of 15.9%. At March 31, 2006 and 2005, international futures orders with start ship dates from April 2006 and 2005 through September 2006 and 2005 were approximately $71,953,000 and $47,647,000, respectively, an increase of 51.0%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies.

Liquidity and Capital Resources

We experienced net cash outflows of approximately $4,000,000 from our operating activities during the three months ended March 31, 2006 compared to net cash inflows of approximately $2,127,000 from our operating activities during the three months ended March 31, 2005. The decrease in operating cash inflows from the prior year is due primarily to changes in accounts payable and accrued liabilities, inventories and accounts receivables.

We had a net outflow of cash from our investing activities for the three months ended March 31, 2006 and 2005 due to the purchase of property, plant and equipment.

We had a net outflow of cash from our financing activities for the three months ended March 31, 2006 and 2005 primarily due to the payment of cash dividends and to the purchase of our outstanding stock under our current stock repurchase program, partially offset by proceeds from stock options exercised and for the three months ended March 31, 2005, net borrowings on our lines of credit.

On October 26, 2004, the Board of Directors authorized a new stock repurchase program to repurchase through December 2009 up to an additional 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through April 26, 2006 (the day prior to the filing of the Form 10-Q) of 25.3 million shares at an aggregate cost totaling approximately $163,563,000, at an average price of $6.47 per share. See Part II – Other Information, Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

No other material capital commitments existed at March 31, 2006. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2006. At March 31, 2006 and December 31, 2005 there was no funded debt. At March 31, 2006 we were in compliance with all relevant covenants under our credit facilities. We did not enter into off-balance sheet arrangements during the quarter ended March 31, 2006 or 2005, nor did we have any off-balance sheet arrangements outstanding at March 31, 2006 or 2005.

Our working capital increased $22,128,000 to $287,951,000 at March 31, 2006 from $265,823,000 at December 31, 2005. Working capital increased during the quarter ended March 31, 2006 mainly due to an increase in accounts receivable offset by decreases in inventory and accounts payable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which Item 7A is hereby incorporated by reference.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2006 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1a.	Risk Factors

There have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which Item 1A is hereby incorporated by reference.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the first quarter of 2006:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Number of Shares that May Yet Be Purchased Under the Program (1)
January 1 through January 31, 2006	—	$—	—	4,110,745 shares
February 1 through February 28, 2006	—	—	—	4,110,745 shares
March 1 through March 31, 2006	10,000	28.91	10,000	4,100,745 shares

Total	10,000	$28.91	10,000	4,100,745 shares

(1)	In October 2004, the Board of Directors approved an additional 5,000,000 share repurchase program. This program expires in December 2009. The Company repurchased these shares on the open market.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 5.03 to the Registrant’s Form 8-K filed with the S.E.C. on October 1, 2004)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

3.3	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 18, 2006)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.14	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.15	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.16	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.17	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.18	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.19	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.20	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: April 26, 2006	By:	/s/ George Powlick
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