Form 10-Q
period 2006-06-30
K SWISS INC
filed 2006-07-27
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at July 26, 2006:

Class A	26,068,757
Class B	8,340,128

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$195,345	$197,464
Accounts receivable, less allowance for doubtful accounts of $2,168 and $1,924 as of June 30, 2006 and December 31, 2005, respectively	83,609	42,411
Inventories	70,331	61,164
Prepaid expenses and other current assets	2,899	7,446
Deferred taxes	5,406	4,224

Total current assets	357,590	312,709
PROPERTY, PLANT AND EQUIPMENT, net	10,497	8,016
OTHER ASSETS
Intangible assets (Note 4)	4,700	4,700
Deferred taxes	3,819	4,810
Other	6,344	5,963

	14,863	15,473

	$382,950	$336,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$25,041	$19,654
Accrued income taxes	6,843	1,351
Accrued liabilities	19,432	25,881

Total current liabilities	51,316	46,886
OTHER LIABILITIES	11,230	13,991
STOCKHOLDERS’ EQUITY (Note 5)
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 28,294,526 shares issued, 26,052,365 shares outstanding and 2,242,161 shares held in treasury at June 30, 2006 and 28,108,027 shares issued, 25,885,866 shares outstanding and 2,222,161 shares held in treasury at December 31, 2005	283	281
Class B – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,340,128 shares at June 30, 2006 and 8,340,128 shares at December 31, 2005	83	83
Additional paid-in capital	46,677	42,677
Treasury Stock	(55,262)	(54,705)
Retained earnings	322,274	280,465
Accumulated other comprehensive earnings -
Foreign currency translation	7,402	5,371
Net (loss)/gain on hedge derivatives	(1,053)	1,149

	320,404	275,321

	$382,950	$336,198

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Revenues (Note 6)	$274,180	$279,617	$124,196	$126,474
Cost of goods sold	142,907	148,808	62,546	67,648

Gross profit	131,273	130,809	61,650	58,826
Selling, general and administrative expenses	68,876	67,285	34,450	34,946

Operating profit	62,397	63,524	27,200	23,880
Interest income, net	3,164	1,183	1,863	665

Earnings before income taxes	65,561	64,707	29,063	24,545
Income tax expense	20,317	22,078	8,729	7,780

NET EARNINGS	$45,244	$42,629	$20,334	$16,765

Earnings per common share (Notes 2 and 3)
Basic	$1.32	$1.24	$0.59	$0.49

Diluted	$1.28	$1.19	$0.58	$0.47

Weighted average number of shares outstanding (Note 2)
Basic	34,307	34,315	34,357	34,096

Diluted	35,337	35,800	35,321	35,552

Dividends declared per common share	$0.10	$0.075	$0.05	$0.05

Net Earnings	$45,244	$42,629	$20,334	$16,765
Other comprehensive earnings (loss) –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the six months ended June 30, 2006 and 2005, respectively, and income taxes of $0 and $0 for the three months ended June 30, 2006 and 2005, respectively	2,031	(1,290)	1,568	(935)
Change in deferred (loss) gain on hedge derivatives, net of income taxes of $0 and $0 for the six months ended June 30, 2006 and 2005, respectively, and net of income taxes of $0 and $0 for the three months ended June 30, 2006 and 2005, respectively	(2,202)	1,986	(1,293)	1,247

Comprehensive Earnings	$45,073	$43,325	$20,609	$17,077

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$45,244	$42,629
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	800	810
Net loss on disposal of property, plant and equipment	1	8
Deferred income taxes	(187)	717
Stock-based compensation	1,193	—
Excess income tax benefit of stock-based compensation	(1,232)	—
Income tax benefit of stock options exercised	—	1,806
Increase in accounts receivable	(41,190)	(29,931)
Increase in inventories	(9,164)	(1,409)
Decrease in prepaid expenses and other assets	3,578	3,591
Increase in accounts payable and accrued liabilities	2,663	2,385

Net cash provided by operating activities	1,706	20,606
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,247)	(1,064)
Proceeds from disposal of property, plant and equipment	3	—

Net cash used in investing activities	(3,244)	(1,064)
Cash flows from financing activities:
Borrowings under bank lines of credit	—	7,264
Repayments on bank lines of credit	—	(10,264)
Repurchase of stock	(557)	(24,709)
Payment of dividends	(3,435)	(2,561)
Excess income tax benefit of stock-based compensation	1,232	—
Proceeds from stock options exercised	923	801

Net cash used in financing activities	(1,837)	(29,469)
Effect of exchange rate changes on cash	1,256	(353)

Net decrease in cash and cash equivalents	(2,119)	(10,280)
Cash and cash equivalents at beginning of period	197,464	144,857

Cash and cash equivalents at end of period	$195,345	$134,577

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13	$166
Income taxes	$10,468	$12,555

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of June 30, 2006 and the results of its operations and its cash flows for the six and three months ended June 30, 2006 and 2005 have been included for the periods presented. The results of operations and cash flows for the six and three months ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

2.	Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share (“EPS”) computations (shares in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2006		2005		2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,307	$1.32	34,315	$1.24	34,357	$0.59	34,096	$0.49
Effect of Dilutive Stock Options	1,030	(0.04)	1,485	(0.05)	964	(0.01)	1,456	(0.02)

Diluted EPS	35,337	$1.28	35,800	$1.19	35,321	$0.58	35,552	$0.47

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Options to purchase shares of common stock (in thousands)	86	2
Exercise prices	$28.93 – $34.66	$32.10
Expiration dates	February 2015 – February 2016	May 2015

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Options to purchase shares of common stock (in thousands)	86	—
Exercise prices	$28.93 – $34.66	—
Expiration dates	February 2015 – February 2016	—

3.	Accounting for Stock-Based Compensation

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

In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004). The following table summarizes compensation costs related to the Company’s stock-based compensation plans (in thousands):

	Six Months Ended June 30, 2006	Three Months Ended June 30, 2006
Cost of sales	$195	$93
Selling, general and administrative	998	452

Pre-tax stock-based compensation expense	1,193	545
Income tax benefit	352	158

Total stock-based compensation expense	$841	$387

There were no significant capitalized stock-based compensation costs at June 30, 2006. There were no modifications to stock option awards during 2006. The Company recognizes stock-based compensation expense using the graded-vesting attribution method. The remaining unrecognized compensation expense related to unvested awards at June 30, 2006 is $5,572,000 and the weighted-average period of time over which this expense will be recognized is 2.3 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of options, the Company realized income tax benefits in the six and three months ended June 30, 2006 that have been credited to additional paid-in capital.

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

	Six Months Ended June 30, 2006	Three Months Ended June 30, 2006
Expected life (years)	6	5
Risk-free interest rate	4.82%	5.03%
Expected volatility	48.0%	39.4%
Expected dividend yield	0.7%	0.7%

The following table summarizes the stock option transactions during the six and three months ended June 30, 2006 (amounts in thousands, except per share amounts):

	June 30, 2006
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding January 1	2,747,849	$10.24
Granted	15,000	28.93
Exercised	(94,331)	4.46
Canceled	(96,334)	10.47

Options outstanding March 31	2,572,184	10.56
Granted	4,000	27.55
Exercised	(92,168)	5.45
Canceled	(110,100)	12.68

Options outstanding June 30	2,373,916	$10.68	5.6	$38,465

Options exercisable June 30	998,577	$5.82	4.0	$20,855

The weighted-average grant-date fair value of stock options granted during the six and three months ended June 30, 2006 is $14.35 and $11.33, respectively.

SFAS No. 123 (Revised 2004) requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its consolidated statement of cash flows rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the six and three months ended June 30, 2006 are as follows (in thousands):

	Six Months Ended June 30, 2006	Three Months Ended June 30, 2006
Proceeds from stock options exercised	$923	$502
Tax benefit related to stock options exercised	$1,235	$491
Intrinsic value of stock options exercised	$4,391	$2,075

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

During the six and three months ended June 30, 2005 there were 5,000 options that were granted at exercise prices below fair market value. All other options were granted at an exercise price equal to the fair market value of the Company’s stock at the date of grant. Accordingly, no compensation cost was recognized for such options granted. In connection with the exercise of options, the Company realized income tax benefits in the six and three months ended June 30, 2005 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123,” the Company’s net earnings and earnings per share would have been:

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net earnings (in thousands)
As reported	$42,629	$16,765
Add stock-based employee compensation charges reported in net earnings	91	45
Less total stock-based employee compensation expense, determined under the fair value method	(980)	(485)

Proforma	$41,740	$16,325

Basic earnings per share
As reported	$1.24	$0.49
Proforma	$1.22	$0.48
Diluted earnings per share
As reported	$1.19	$0.47
Proforma	$1.17	$0.46

Under SFAS No. 148, the fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

June 30, 2005
Expected life (years)	4
Risk-free interest rate	3.70%
Expected volatility	41%
Expected dividend yield	0.6%

4.	Goodwill and Intangible Assets

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

	June 30, 2006	December 31, 2005
Goodwill	$4,618	$4,618
Trademarks	2,761	2,761
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$4,700	$4,700

There were no changes in the carrying amount of goodwill and intangible assets during the six and three months ended June 30, 2006 and 2005.

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2006 to determine whether goodwill and intangible assets were impaired and determined there was no impairment.

5.	Stockholders’ Equity

Under its stock repurchase program, the Company purchased 20,000 shares of Class A Common Stock during the six months ended June 30, 2006 for a total expenditure of approximately $557,000.

6.	Segment Information

The Company’s predominant business is the design, development and distribution of athletic footwear. Substantially all of the Company’s revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and Other International operations. The following tables summarize segment information (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Revenues from unrelated entities (1):
United States	$184,498	$212,691	$81,114	$95,099
Europe	62,605	42,116	29,929	19,445
Other International	27,077	24,810	13,153	11,930

	$274,180	$279,617	$124,196	$126,474

Inter-geographic revenues:
United States	$3,836	$2,883	$1,889	$1,359
Europe	4	1	2	1
Other International	27,955	13,026	13,887	4,998

	$31,795	$15,910	$15,778	$6,358

Total revenues:
United States	$188,334	$215,574	$83,003	$96,458
Europe	62,609	42,117	29,931	19,446
Other International	55,032	37,836	27,040	16,928
Less inter-geographic revenues	(31,795)	(15,910)	(15,778)	(6,358)

	$274,180	$279,617	$124,196	$126,474

Operating profit:
United States	$49,298	$55,804	$22,017	$21,844
Europe	16,033	8,752	6,891	3,116
Other International	3,517	5,415	1,795	2,203
Less corporate expenses (2)	(8,413)	(9,015)	(4,250)	(4,241)
Eliminations	1,962	2,568	747	958

	$62,397	$63,524	$27,200	$23,880

	June 30, 2006	December 31, 2005
Identifiable assets:
United States	$141,957	$108,549
Europe	42,437	24,264
Other International	20,370	18,572
Corporate assets and eliminations (3)	178,186	184,813

	$382,950	$336,198

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology, human resources and legal which benefit the entire corporation and are not segment/region specific. The decrease in corporate expenses during the six months ended June 30, 2006 is due to a decrease in compensation expenses, which includes bonus/incentive related expenses, as a result of a decrease in bonus/incentive related expenses that was calculated in accordance with the Company’s bonus formula offset by an increase in salaries as a result of recognizing compensation expenses related to stock options and an increase in legal expenses in connection with pursuing a lawsuit to protect the Company’s trademarks during the six months ended June 30, 2006. Corporate expenses were comparable for the three months ended June 30, 2006 and 2005.
(3)	Corporate assets include cash and cash equivalents and intangible assets.

During the six months ended June 30, 2006 and 2005, approximately 17% and 18%, respectively, of revenues were attributable to one customer. During the three months ended June 30, 2006 and 2005, approximately 14% of revenues were attributable to one customer.

7.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company has not yet adopted the provisions of FIN No. 48 and is currently assessing the impact of implementing FIN No. 48 on its financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of our training shoe line; market acceptance of new Limited Edition product; market acceptance of our basketball shoe line; market acceptance of our classic and non-performance product; market acceptance of Royal Elastics footwear (including the L.A.M.B. product); market acceptance of our apparel product; demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; difficulties in implementing, operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in implementing SAP information management software; concentration of production in China; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

K•Swiss Inc. (the “Company” or in the first person, “we,” “us,” and “our”) operates in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Overview

Our total revenues decreased 1.8% and 1.9% for the three and six months ended June 30, 2006, respectively, from the three and six months ended June 30, 2005, respectively. Our overall gross profit margins, as a percentage of revenues, increased to 49.6% and 47.9% for the three and six months ended June 30, 2006, respectively, compared to 46.5% and 46.8% for the three and six months ended June 30, 2005, respectively, as a result of product mix changes and international sales becoming a larger portion of revenue. Our selling, general and administrative expenses decreased 1.4% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, due mainly to a decrease in compensation and compensation related expenses offset by an increase in legal expenses and increased 2.4% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due mainly to increases in advertising, legal and warehousing (other than compensation related) expenses, offset by a decrease in compensation and compensation related expenses. At June 30, 2006, our total futures orders with start ship dates from July through December 2006 were $181,182,000, a decrease of 2.2% from June 30, 2005. Of this amount, domestic futures orders were $105,233,000, a decrease of 23.4%, and international futures orders were $75,949,000, an increase of 59.2%. Net earnings and net earnings per diluted share for the three months ended June 30, 2006 increased 21.3% and 23.4%, respectively, to $20,334,000, or $0.58 per diluted share, compared with $16,765,000, or $0.47 per diluted share, in the prior-year period. Net earnings and net earnings per diluted share for the six months ended June 30, 2006 increased 6.1% and 7.6%, respectively, to $45,244,000, or $1.28 per diluted share, compared with $42,629,000, or $1.19 per diluted share, in the prior-year period.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.1	53.2	50.4	53.5
Gross profit	47.9	46.8	49.6	46.5
Selling, general and administrative expenses	25.1	24.1	27.7	27.6
Interest income, net	1.1	0.4	1.5	0.5
Earnings before income taxes	23.9	23.1	23.4	19.4
Income tax expense	7.4	7.9	7.0	6.1
Net earnings	16.5	15.2	16.4	13.3

Revenues

K•Swiss brand revenues decreased to $121,438,000 for the three months ended June 30, 2006 from $124,109,000 for the three months ended June 30, 2005, a decrease of $2,671,000 or 2.2%. K•Swiss brand revenues decreased to $268,549,000 for the six months ended June 30, 2006 from $275,185,000 for the six months ended June 30, 2005, a decrease of $6,636,000 or 2.4%. The decrease for the three and six months ended June 30, 2006 was the result of a decrease in the volume of footwear sold offset by higher average wholesale prices per pair. The volume of footwear sold decreased to 4,685,000 and 10,128,000 pair for the three and six months ended June 30, 2006, respectively, from 4,896,000 and 10,797,000 pair for the three and six months ended June 30, 2005, respectively. The decrease in the volume of footwear sold for the three months ended June 30, 2006 was primarily the result of decreased sales of the tennis and Classic categories of 15.7% and 7.8%, respectively, offset by increased sales of training product of 41.5%. This decrease in the volume for the three and six months ended June 30, 2006 was offset by a higher average wholesale price per pair of $25.37 for the three months ended June 30, 2006 from $24.93 for the three months ended June 30, 2005, an increase of 1.8%, and $25.96 for the six months ended June 30, 2006 from $25.04 for the six months ended June 30, 2005, an increase of 3.7%. These higher average wholesale prices per pair resulted from an increase in the average price of the Classic category, partially due to the price increase of the Classic during the third quarter of 2005, offset by lower average prices in other categories.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Six Months Ended June 30,			Three Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Domestic
K•Swiss brand	$182,794	$211,281	(13.5%)	$80,152	$94,404	(15.1%)
Royal Elastics brand	1,704	1,410	20.9%	962	695	38.4%

Total domestic	$184,498	$212,691	(13.3%)	$81,114	$95,099	(14.7%)

International
K•Swiss brand	$85,755	$63,904	34.2%	$41,286	$29,705	39.0%
Royal Elastics brand	3,927	3,022	29.9%	1,796	1,670	7.5%

Total international	$89,682	$66,926	34.0%	$43,082	$31,375	37.3%

Total Revenues	$274,180	$279,617	(1.9%)	$124,196	$126,474	(1.8%)

Gross Margin

Overall gross profit margins, as a percentage of revenues, increased to 49.6% for the three months ended June 30, 2006, from 46.5% for the three months ended June 30, 2005. Overall gross profit margins, as a percentage of revenues, increased to 47.9% for the six months ended June 30, 2006, from 46.8% for the six months ended June 30, 2005. Gross profit margin for the three and six months ended June 30, 2006 was affected by product mix changes and international sales becoming a larger portion of revenues. Our gross margins may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses decreased to $34,450,000 (27.7% of revenues) for the three months ended June 30, 2006, from $34,946,000 (27.6% of revenues) for the three months ended June 30, 2005, a decrease of $496,000 or 1.4%. Overall selling, general and administrative expenses increased to $68,876,000 (25.1% of revenues) for the six months ended June 30, 2006, from $67,285,000 (24.1% of revenues) for the six months ended June 30, 2005, an increase of $1,591,000 or 2.4%. The decrease in selling, general and administrative expenses during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was the result of a decrease in compensation and compensation related expenses, offset by increases in legal and warehousing expenses for the three months ended June 30, 2006. The increase in selling, general and administrative expenses during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was a result of an increase in advertising, legal and warehousing expenses, offset by a decrease in compensation and compensation related expenses for the six months ended June 30, 2006. Compensation expenses, which includes commissions and bonus/incentive related expenses, decreased 14.7% and 14.4% for the three and six months ended June 30, 2006, respectively, due to a decrease in bonus/incentive related expenses that were calculated in accordance with our bonus formula under our Economic Value Added Bonus Plan offset by increased salaries as a result of recognizing compensation expenses related to stock options as required by SFAS No. 123 (Revised 2004) and an increase in headcount. Advertising expenses increased 10.0% for the six months ended June 30, 2006 due primarily to an increase in advertising expenses incurred by our international locations as part of a strategic effort to drive higher revenues. Legal expenses increased 106.7% and 59.2% for the three and six months ended June 30, 2006, respectively, in connection with pursuing a lawsuit to protect our trademarks. Warehousing expenses, other than compensation and compensation related expenses, increased 7.8% and 16.2% for the three and six months ended June 30, 2006, respectively, primarily as a result of higher freight costs. Corporate expenses were comparable for the three months ended June 30, 2006 and 2005. The decrease in corporate expenses during the six months ended June 30, 2006 was due to decreases in compensation expenses offset by an increase in legal expenses as explained above.

Adoption of SFAS No. 123 (Revised 2004)

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. For the three and six months ended June 30, 2006, we recognized $545,000 and $1,193,000, respectively, in compensation costs. In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. For the three and six months ended June 30, 2005, we recognized $66,000 and $138,000, respectively, in compensation costs. However, pro forma net earnings and pro forma earnings per share disclosures were provided as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.”

Interest, Other and Taxes

Overall net interest income was $1,863,000 (1.5% of revenues) and $3,164,000 (1.1% of revenues) for the three and six months ended June 30, 2006, respectively, compared to $665,000 (0.5% of revenues) and $1,183,000 (0.4% of revenues) for the three and six months ended June 30, 2005, representing an increase of $1,198,000 and $1,981,000 for the three and six months ended June 30, 2006, respectively, compared to the same prior year period. This increase in net interest income was the result of higher average interest rates and higher average balances and no borrowings on our bank lines of credit during the three and six months ended June 30, 2006.

Our effective tax rate was 30.0% and 31.0% for the three and six months ended June 30, 2006 compared to 31.7% and 34.1% for the three and six months ended June 30, 2005, respectively. Starting January 1, 2005, future provision will not be made for appropriate United States income taxes on future earnings of selected subsidiary companies as these are intended to be permanently invested. The decrease in tax rate was mainly due to our geographic mix of sales, as international sales have become a larger portion of revenues, with these international subsidiaries being profitable.

Net earnings increased 21.3% to $20,334,000, or $0.58 per share (diluted earnings per share), for the three months ended June 30, 2006 from $16,765,000, or $0.47 per share (diluted earnings per share), for the three months ended June 30, 2005. Net earnings increased 6.1% to $45,244,000, or $1.28 per share (diluted earnings per share), for the six months ended June 30, 2006 from $42,629,000, or $1.19 per share (diluted earnings per share), for the six months ended June 30, 2005.

Backlog

At June 30, 2006 and 2005 total futures orders with start ship dates from July 2006 and 2005 through December 2006 and 2005 were approximately $181,182,000 and $185,181,000, respectively, a decrease of 2.2%. The 2.2% decrease in total futures orders is comprised of a 1.5% decrease in the third quarter 2006 futures orders and a 3.1% decrease in the fourth quarter 2006 futures orders. At June 30, 2006 and 2005, domestic futures orders with start ship dates from July 2006 and 2005 through December 2006 and 2005 were approximately $105,233,000 and $137,464,000, respectively, a decrease of 23.4%. At June 30, 2006 and 2005, international futures orders with start ship dates from July 2006 and 2005 through December 2006 and 2005 were approximately $75,949,000 and $47,717,000, respectively, an increase of 59.2%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies.

Liquidity and Capital Resources

We experienced net cash inflows of approximately $1,706,000 from our operating activities during the six months ended June 30, 2006 compared to net cash inflows of approximately $20,606,000 from our operating activities during the six months ended June 30, 2005. The decrease in operating cash inflows from the prior year is due primarily to changes in accounts receivables and inventories.

We had a net outflow of cash from our investing activities for the six months ended June 30, 2006 and 2005 due to the purchase of property, plant and equipment.

We had a net outflow of cash from our financing activities for the six months ended June 30, 2006 and 2005 primarily due to the payment of cash dividends, to the purchase of our outstanding stock under our current stock repurchase program and for the six months ended June 30, 2005, net repayments on our bank lines of credit, partially offset by proceeds from stock options exercised, and for the six months ended June 30, 2006, excess income tax benefit of stock-based compensation.

On October 26, 2004, the Board of Directors authorized a stock repurchase program to supplement prior stock repurchase programs, which would allow us to repurchase through December 2009 up to an additional 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through July 26, 2006 (the day prior to the filing of the Form 10-Q) of 25.3 million shares at an aggregate cost totaling approximately $164,069,000, at an average price of $6.49 per share. See Part II – Other Information, Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

No other material capital commitments existed at June 30, 2006. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2006. At June 30, 2006 and December 31, 2005 there was no funded debt. At June 30, 2006 we were in compliance with all relevant covenants under our credit facilities. We did not enter into off-balance sheet arrangements during the three or six months ended June 30, 2006 or 2005, nor did we have any off-balance sheet arrangements outstanding at June 30, 2006 or 2005.

Our working capital increased $40,451,000 to $306,274,000 at June 30, 2006 from $265,823,000 at December 31, 2005. Working capital increased during the six months ended June 30, 2006 mainly due to increases in accounts receivable and inventory and a decrease in accrued liabilities offset by increases in accounts and income taxes payable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which Item 7A is hereby incorporated by reference.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2006 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the second quarter of 2006:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Number of Shares that May Yet Be Purchased Under the Program (1)
April 1 through April 30, 2006	—	$—	—	4,100,745 shares
May 1 through May 31, 2006	—	—	—	4,100,745 shares
June 1 through June 30, 2006	10,000	26.82	10,000	4,090,745 shares

Total	10,000	$26.82	10,000	4,090,745 shares

(1)	In October 2004, the Board of Directors approved a 5,000,000 share repurchase program. This program expires in December 2009. The Company repurchased these shares on the open market.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on October 1, 2004)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

3.3	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 18, 2006)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.14	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.15	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.16	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.17	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.18	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.19	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.20	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K•Swiss Inc.

Date: July 26, 2006	By:	/s/ George Powlick
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