Form 10-Q
period 2006-09-30
K SWISS INC
filed 2006-10-26
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at October 25, 2006:

Class A	26,135,499
Class B	8,320,128

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$240,747	$197,464
Accounts receivable, less allowance for doubtful accounts of $2,450 and $1,924 as of September 30, 2006 and December 31, 2005, respectively	51,116	42,411
Inventories	63,143	61,164
Prepaid expenses and other current assets	6,685	7,484
Deferred taxes	4,918	4,224

Total current assets	366,609	312,747
PROPERTY, PLANT AND EQUIPMENT, net	14,319	8,016
OTHER ASSETS
Intangible assets (Note 4)	4,700	4,700
Deferred taxes	3,917	4,810
Other	7,157	5,963

	15,774	15,473

	$396,702	$336,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$17,264	$19,654
Accrued income taxes	4,121	1,351
Accrued liabilities	22,771	25,919

Total current liabilities	44,156	46,924
OTHER LIABILITIES	11,260	13,991
STOCKHOLDERS’ EQUITY (Note 5)
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 28,387,660 shares issued, 26,135,499 shares outstanding and 2,252,161 shares held in treasury at September 30, 2006 and 28,108,027 shares issued, 25,885,866 shares outstanding and 2,222,161 shares held in treasury at December 31, 2005	284	281
Class B – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,320,128 shares at September 30, 2006 and 8,340,128 shares at December 31, 2005	83	83
Additional paid-in capital	48,260	42,677
Treasury Stock	(55,500)	(54,705)
Retained earnings	341,502	280,465
Accumulated other comprehensive earnings -
Foreign currency translation	7,424	5,371
Net (loss) gain on hedge derivatives	(767)	1,149

	341,286	275,321

	$396,702	$336,236

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Revenues (Note 6)	$407,315	$416,285	$133,135	$136,668
Cost of goods sold	212,689	221,908	69,782	73,100

Gross profit	194,626	194,377	63,353	63,568
Selling, general and administrative expenses	105,425	101,378	36,549	34,093

Operating profit	89,201	92,999	26,804	29,475
Interest income, net	4,932	2,091	1,768	908

Earnings before income taxes	94,133	95,090	28,572	30,383
Income tax expense	27,939	31,399	7,622	9,321

NET EARNINGS	$66,194	$63,691	$20,950	$21,062

Earnings per common share (Notes 2 and 3)
Basic	$1.93	$1.86	$0.61	$0.62

Diluted	$1.87	$1.78	$0.59	$0.59

Weighted average number of shares outstanding (Note 2)
Basic	34,350	34,239	34,435	34,091

Diluted	35,337	35,692	35,338	35,478

Dividends declared per common share	$0.15	$0.125	$0.05	$0.05

Net Earnings	$66,194	$63,691	$20,950	$21,062
Other comprehensive earnings (loss) –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the nine months ended September 30, 2006 and 2005, respectively, and income taxes of $0 and $0 for the three months ended September 30, 2006 and 2005, respectively	2,053	(1,225)	22	65
Change in deferred (loss) gain on hedge derivatives, net of income taxes of $0 and $0 for the nine months ended September 30, 2006 and 2005, respectively, and net of income taxes of $0 and $0 for the three months ended September 30, 2006 and 2005, respectively	(1,916)	2,249	286	263

Comprehensive Earnings	$66,331	$64,715	$21,258	$21,390

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$66,194	$63,691
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,239	1,199
Net loss on disposal of property, plant and equipment	4	9
Deferred income taxes	203	679
Stock-based compensation	1,769	—
Excess income tax benefit of stock-based compensation	(1,755)	—
Income tax benefit of stock options exercised	—	2,558
Increase in accounts receivable	(8,687)	(7,360)
(Increase) decrease in inventories	(2,151)	12,705
(Increase) decrease in prepaid expenses and other assets	(1,009)	1,668
Decrease in accounts payable and accrued liabilities	(3,673)	(2,641)

Net cash provided by operating activities	52,134	72,508
Cash flows from investing activities:
Purchase of property, plant and equipment	(7,512)	(1,232)
Proceeds from disposal of property, plant and equipment	3	24

Net cash used in investing activities	(7,509)	(1,208)
Cash flows from financing activities:
Borrowings under bank lines of credit	—	7,264
Repayments on bank lines of credit	—	(14,014)
Repurchase of stock	(795)	(26,705)
Payment of dividends	(5,157)	(4,265)
Excess income tax benefit of stock-based compensation	1,755	—
Proceeds from stock options exercised	1,408	1,200

Net cash used in financing activities	(2,789)	(36,520)
Effect of exchange rate changes on cash	1,447	(525)

Net increase in cash and cash equivalents	43,283	34,255
Cash and cash equivalents at beginning of period	197,464	144,857

Cash and cash equivalents at end of period	$240,747	$179,112

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14	$203
Income taxes	$24,664	$24,500

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheet of K•Swiss Inc. (the “Company” or “K•Swiss”) as of September 30, 2006, the consolidated statements of earnings for the nine and three months ended September 30, 2006 and 2005 and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 have been included for the periods presented. The consolidated statements of earnings for the nine and three months ended September 30, 2006 and the consolidated statements of cash flows for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year. The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005. Certain reclassifications have been made in the 2005 presentation to conform to the 2006 presentation.

2.	Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share (“EPS”) computations (shares in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2006		2005		2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,350	$1.93	34,239	$1.86	34,435	$0.61	34,091	$0.62
Effect of Dilutive Stock Options	987	(0.06)	1,453	(0.08)	903	(0.02)	1,387	(0.03)

Diluted EPS	35,337	$1.87	35,692	$1.78	35,338	$0.59	35,478	$0.59

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Options to purchase shares of common stock (in thousands)	144	22
Exercise prices	$28.93 – $34.66	$32.10 – $34.66
Expiration dates	February 2015 – August 2016	May 2015 – August 2015

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Options to purchase shares of common stock (in thousands)	148	20
Exercise prices	$27.55 – $34.66	$34.66
Expiration dates	February 2015 – August 2016	August 2015

3.	Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company determines the grant-date fair value of employee stock options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options.

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

In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004). The following table summarizes compensation costs related to the Company’s stock-based compensation plans (in thousands) for the periods presented:

	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2006
Cost of sales	$288	$93
Selling, general and administrative	1,481	483

Pre-tax stock-based compensation expense	1,769	576
Income tax benefit	523	171

Total stock-based compensation expense	$1,246	$405

There were no significant capitalized stock-based compensation costs at September 30, 2006. There have been no modifications to stock option awards during 2006. The Company recognizes stock-based compensation expense using the graded-vesting attribution method. The remaining unrecognized compensation expense related to unvested awards at September 30, 2006 is $5,581,000 and the weighted-average period of time over which this expense will be recognized is 2.2 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of options, the Company realized income tax benefits in the nine and three months ended September 30, 2006 that have been credited to additional paid-in capital.

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

	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2006
Expected life (years)	6	5
Risk-free interest rate	4.8%	4.8%
Expected volatility	41.5%	39.5%
Expected dividend yield	0.7%	0.8%

The following table summarizes the stock option transactions during the nine and three months ended September 30, 2006 (amounts in thousands, except per share amounts):

	September 30, 2006
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding January 1	2,747,849	$10.24
Granted	15,000	28.93
Exercised	(94,331)	4.46
Canceled	(96,334)	10.47

Options outstanding March 31	2,572,184	10.56
Granted	4,000	27.55
Exercised	(92,168)	5.45
Canceled	(110,100)	12.68

Options outstanding June 30	2,373,916	10.68
Granted	60,000	29.14
Exercised	(73,134)	6.63
Canceled	(10,000)	12.99

Options outstanding September 30	2,350,782	$11.27	5.5	$26,495

Options exercisable September 30	988,277	$5.95	3.9	$5,880

The weighted-average grant-date fair value of stock options granted during the nine and three months ended September 30, 2006 is $12.44 and $11.84, respectively.

SFAS No. 123 (Revised 2004) requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its consolidated statement of cash flows rather than as an operating cash flow as in prior periods. Cash proceeds, income tax benefit and intrinsic value of related total stock options exercised during the nine and three months ended September 30, 2006 are as follows (in thousands):

	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2006
Proceeds from stock options exercised	$1,408	$485
Income tax benefit related to stock options exercised	$1,764	$529
Intrinsic value of stock options exercised	$5,839	$1,448

The Company issues new shares of Class A Common Stock to satisfy stock option exercises. Shares that are repurchased under the Company’s current stock repurchase program will reduce the dilutive impact of the Company’s share-based compensation plans. Under its stock repurchase program, the Company purchased 30,000 shares of Class A Common Stock during the nine months ended September 30, 2006. It is unknown at this time the number of shares expected to be repurchased during the remainder of 2006.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

During the nine months ended September 30, 2005 there were 5,000 options and during the three months ended September 30, 2005 there were no options that were granted at exercise prices below fair market value. All other options were granted at an exercise price equal to the fair market value of the Company’s stock at the date of grant. Accordingly, no compensation cost was recognized for such options granted. In connection with the exercise of options, the Company realized income tax benefits in the nine and three months ended September 30, 2005 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123,” the Company’s net earnings and earnings per share would have been:

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net earnings (in thousands)
As reported	$63,691	$21,062
Add stock-based employee compensation charges reported in net earnings	143	51
Less total stock-based employee compensation expense, determined under the fair value method	(1,474)	(494)

Pro forma	$62,360	$20,619

Basic earnings per share
As reported	$1.86	$0.62
Pro forma	$1.82	$0.60
Diluted earnings per share
As reported	$1.78	$0.59
Pro forma	$1.75	$0.58

Under SFAS No. 148, the fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

September 30, 2005
Expected life (years)	6
Risk-free interest rate	4.20%
Expected volatility	45.0%
Expected dividend yield	0.6%

4.	Goodwill and Intangible Assets

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

	September 30, 2006	December 31, 2005
Goodwill	$4,618	$4,618
Trademarks	2,761	2,761
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$4,700	$4,700

There were no changes in the carrying amount of goodwill and intangible assets during the nine and three months ended September 30, 2006 and 2005.

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2006 to determine whether goodwill and intangible assets were impaired and determined there was no impairment.

5.	Stockholders’ Equity

Under its stock repurchase program, the Company purchased 30,000 shares of Class A Common Stock during the nine months ended September 30, 2006 for a total expenditure of approximately $795,000. For the nine months ended September 30, 2005, the Company purchased approximately 848,000 shares of Class A Common Stock for a total expenditure of approximately $26,705,000.

6.	Segment Information

The Company’s predominant business is the design, development and distribution of athletic footwear. Substantially all of the Company’s revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and Other International operations. Certain reclassifications have been made in the 2005 presentation. The following tables summarize segment information (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Revenues from unrelated entities (1):
United States	$266,195	$316,151	$81,697	$103,460
Europe	97,066	62,437	34,461	20,321
Other International	44,054	37,697	16,977	12,887

	$407,315	$416,285	$133,135	$136,668

Inter-geographic revenues:
United States	$6,037	$4,376	$2,201	$1,493
Europe	13	6	9	5
Other International	39,377	20,527	11,422	7,501

	$45,427	$24,909	$13,632	$8,999

Total revenues:
United States	$272,232	$320,527	$83,898	$104,953
Europe	97,079	62,443	34,470	20,326
Other International	83,431	58,224	28,399	20,388
Less inter-geographic revenues	(45,427)	(24,909)	(13,632)	(8,999)

	$407,315	$416,285	$133,135	$136,668

Operating profit:
United States	$69,160	$82,059	$20,097	$26,242
Europe	23,674	12,544	7,641	3,792
Other International	6,496	7,473	2,979	2,058
Less corporate expenses (2)	(13,887)	(12,715)	(5,709)	(3,687)
Eliminations	3,758	3,638	1,796	1,070

	$89,201	$92,999	$26,804	$29,475

	September 30, 2006	December 31, 2005
Identifiable assets:
United States	$111,010	$108,587
Europe	50,228	24,264
Other International	22,677	18,572
Corporate assets and eliminations (3)	212,787	184,813

	$396,702	$336,236

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.

(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology, human resources and legal which benefit the entire Company and are not segment/region specific. The increase in corporate expenses during the nine months ended September 30, 2006 was due to an increase in legal expenses in connection with pursuing a lawsuit to protect the Company’s trademarks, offset by decreases in compensation expenses, which includes bonus/incentive related expenses and employee recruiting and relocation expenses, as a result of a decrease in bonus/incentive related expenses that were calculated in accordance with the Company’s bonus formula offset by an increase in salaries as a result of recognizing compensation expenses related to stock options and an increase in headcount. The increase in corporate expenses for the three months ended September 30, 2006 was due to increases in legal expenses, as previously explained, and in compensation expenses, as a result of recognizing compensation expenses related to stock options and an increase in headcount offset by a decrease in bonus/incentive related expenses.

(3)	Corporate assets include cash and cash equivalents and intangible assets.

During the nine months ended September 30, 2006 and 2005, approximately 16% and 19%, respectively, of revenues were attributable to one customer. During the three months ended September 30, 2006 and 2005, approximately 14% and 20%, respectively, of revenues were attributable to one customer.

7.	Recent Accounting Pronouncements

FASB Interpretation No. 48

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

The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is greater than 50% likely of being realized upon ultimate settlement.

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

Staff Accounting Bulletin No. 108

In September 2006, the S.E.C. released Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.

There have been two common approaches used to quantify errors. Under the “roll-over” approach, the error is quantified as the amount by which the current year income statement is misstated. The “iron-curtain” approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on an income statement approach can result in accumulating errors on the balance sheet that may not have been material to any individual income statement, but which nonetheless, may misstate one or more balance sheet accounts. Similarly, exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements.

The S.E.C. staff believes that the errors should be quantified using both a balance sheet and an income statement approach. Thus, the financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.

SAB No. 108 states that to provide full disclosure, companies electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB No. 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. SAB No. 108 further provides that the cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. It also provides that companies should disclose the nature and the amount of each individual error being corrected in the cumulative adjustment. Finally, SAB No. 108 provides that the disclosure should also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial.

The Company understands that early application of the guidance in SAB No. 108 is encouraged in any filing for an interim period of the first fiscal year ending after November 15, 2006. The Company further understands in the event that the cumulative effect of application of the guidance in SAB No. 108 is first reported in an interim period other than the first interim period of the first fiscal year ending after November 15, 2006, previously filed interim reports need not be amended. However, SAB No. 108 states that comparative information presented in reports for interim periods of the first year subsequent to initial application should be adjusted to reflect the cumulative effect adjustment as of the beginning of the year of initial application. The Company will apply the provisions of SAB No. 108 for its annual financial statements for the fiscal year ended December 31, 2006. However, as of the date of this filing, the Company is currently evaluating a possible underpayment of prior years’ individual income tax withholdings in a foreign tax jurisdiction. The Company’s tax advisors are currently assessing our position and evaluating any additional taxes, penalties and interest which may be owed. The evaluation is expected to be completed in the fourth quarter of 2006 and the full impact to the Company’s financial statements is currently unknown at this time. The Company does not currently expect this possible underpayment of prior years’ income tax withholdings to have a material impact on any previously issued financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of: our training shoe line, our new Limited Edition product, our basketball shoe line, our classic and non-performance product, Royal Elastics footwear (including the L.A.M.B. product) and our apparel product; demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; inadvertent and nonwillfill infringement on others’ trademarks, patents and other intellectual property; difficulties in implementing, operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in implementing SAP information management software; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. On an on-going basis we evaluate our policy for revenue recognition and evaluate our estimates, including those related to sales returns and allowances, the realizability of accounts receivable, the carrying value of inventories and the provision for income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Overview

Our total revenues decreased 2.6% and 2.2% for the three and nine months ended September 30, 2006, respectively, from the three and nine months ended September 30, 2005, respectively. Our overall gross profit margins, as a percentage of revenues, increased to 47.6% and 47.8% for the three and nine months ended September 30, 2006, respectively, compared to 46.5% and 46.7% for the three and nine months ended September 30, 2005, respectively, as a result of product mix changes and international sales becoming a larger portion of revenue. Our selling, general and administrative expenses increased 7.2% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to increases in compensation, legal and warehousing expenses offset by a decrease in advertising expenses for the three months ended September 30, 2006 and increased 4.0% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to increases in advertising, legal and warehousing expenses, offset by a decrease in compensation expenses for the nine months ended September 30, 2006. At September 30, 2006, our total futures orders with start ship dates from October 2006 through March 2007 were $171,923,000, a decrease of 10.9% from September 30, 2005. Of this amount, domestic futures orders were $92,914,000, a decrease of 32.0%, and international futures orders were $79,009,000, an increase of 40.1%. Net earnings for the three months ended September 30, 2006 decreased to $20,950,000, or $0.59 per diluted share, compared with $21,062,000, or $0.59 per diluted share, in the prior-year period. Net earnings and net earnings per diluted share for the nine months ended September 30, 2006 increased 3.9% and 5.1%, respectively, to $66,194,000, or $1.87 per diluted share, compared with $63,691,000, or $1.78 per diluted share, in the prior-year period.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.2	53.3	52.4	53.5
Gross profit	47.8	46.7	47.6	46.5
Selling, general and administrative expenses	25.9	24.4	27.5	25.0
Interest income, net	1.2	0.5	1.3	0.7
Earnings before income taxes	23.1	22.8	21.4	22.2
Income tax expense	6.9	7.5	5.7	6.8
Net earnings	16.2	15.3	15.7	15.4

Revenues

K•Swiss brand revenues decreased to $129,771,000 for the three months ended September 30, 2006 from $133,709,000 for the three months ended September 30, 2005, a decrease of $3,938,000 or 2.9%. K•Swiss brand revenues decreased to $398,320,000 for the nine months ended September 30, 2006 from $408,894,000 for the nine months ended September 30, 2005, a decrease of $10,574,000 or 2.6%. The decrease for the three and nine months ended September 30, 2006 was the result of a decrease in the volume of footwear sold offset by higher average wholesale prices per pair. The volume of footwear sold decreased to 4,563,000 and 14,691,000 pair for the three and nine months ended September 30, 2006, respectively, from 5,053,000 and 15,849,000 pair for the three and nine months ended September 30, 2005, respectively. The decrease in the volume of footwear sold for the three months ended September 30, 2006 was primarily the result of decreased sales of the training, Classic and children’s categories of 47.5%, 8.3% and 4.4%, respectively, offset by increased sales of tennis product of 9.0%. This decrease in the volume for the three and nine months ended September 30, 2006 was offset by a higher average wholesale price per pair of $27.90 for the three months ended September 30, 2006 from $26.00 for the three months ended September 30, 2005, an increase of 7.3%, and $26.56 for the nine months ended September 30, 2006 from $25.35 for the nine months ended September 30, 2005, an increase of 4.8%. These higher average wholesale prices per pair resulted from product mix changes and international sales becoming a larger portion of revenue.

For the three and nine months ended September 30, 2006, revenues have declined 2.6% and 2.2%, respectively. The decrease was the result of a decline in domestic revenues offset by an increase in international revenues for the three and nine months ended September 30, 2006. The breakdown of revenues (dollar amounts in thousands) is as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Domestic
K•Swiss brand	$263,595	$313,314	(15.9%)	$80,801	$102,033	(20.8%)
Royal Elastics brand	2,600	2,837	(8.4%)	896	1,427	(37.2%)

Total domestic	$266,195	$316,151	(15.8%)	$81,697	$103,460	(21.0%)

International
K•Swiss brand	$134,725	$95,580	41.0%	$48,970	$31,676	54.6%
Royal Elastics brand	6,395	4,554	40.4%	2,468	1,532	61.1%

Total international	$141,120	$100,134	40.9%	$51,438	$33,208	54.9%

Total Revenues	$407,315	$416,285	(2.2%)	$133,135	$136,668	(2.6%)

Customer acceptance of our domestic product has been weak and is likely to continue for the near term. We have recently hired several individuals in product design and management, however, it will take additional time for the full impact of the contribution of these individuals to affect our business.

Gross Margin

Overall gross profit margins, as a percentage of revenues, increased to 47.6% for the three months ended September 30, 2006, from 46.5% for the three months ended September 30, 2005. Overall gross profit margins, as a percentage of revenues, increased to 47.8% for the nine months ended September 30, 2006, from 46.7% for the nine months ended September 30, 2005. Gross profit margin for the three and nine months ended September 30, 2006 was affected by product mix changes and international sales becoming a larger portion of revenues. Our gross margins may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased to $36,549,000 (27.5% of revenues) for the three months ended September 30, 2006, from $34,093,000 (25.0% of revenues) for the three months ended September 30, 2005, an increase of $2,456,000 or 7.2%. Overall selling, general and administrative expenses increased to $105,425,000 (25.9% of revenues) for the nine months ended September 30, 2006, from $101,378,000 (24.4% of revenues) for the nine months ended September 30, 2005, an increase of $4,047,000 or 4.0%. The increase in selling, general and administrative expenses during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was the result of increases in compensation, legal and warehousing expenses offset by a decrease in advertising expenses for the three months ended September 30, 2006. The increase in selling, general and administrative expenses during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was a result of increases in advertising, legal and warehousing expenses, offset by a decrease in compensation expenses for the nine months ended September 30, 2006. Advertising expenses decreased 9.7% for the three months ended September 30, 2006 primarily due to a decrease in domestic advertising expenses to cut costs as a result of declining domestic revenues offset by an increase in our international advertising expenses as part of a strategic effort to drive higher revenues. Advertising expenses increased 2.5% for the nine months ended September 30, 2006 due primarily to an increase in advertising expenses for our international locations offset by a decrease in domestic advertising expenses, as previously explained. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, increased 19.5% for the three months ended September 30, 2006, primarily due to recognizing compensation expenses related to stock options as required by SFAS No. 123 (Revised 2004) and an increase in headcount offset by a decrease in bonus/incentive related expenses that were calculated in accordance with our bonus formula under our Economic Value Added (“EVA”) Bonus Plan. Compensation expenses decreased 4.4% for the nine months ended September 30, 2006, primarily due to a decrease in bonus/incentive related expenses that were calculated in accordance with our bonus formula under our EVA Bonus Plan offset by compensation expense related to stock options as required by SFAS No. 123 (Revised 2004) and an increase in headcount. Legal expenses increased 98.5% and 74.3% for the three and nine months ended September 30, 2006, respectively, in connection with pursuing a lawsuit to protect our trademarks. Warehousing expenses, other than compensation and compensation related expenses, increased 9.6% and 13.7% for the three and nine months ended September 30, 2006, respectively, primarily as a result of higher freight and supply costs. The increase in corporate expenses for the three months ended September 30, 2006 was due to increases in compensation and legal expenses and the increase in corporate expenses during the nine months ended September 30, 2006 was due to an increase in legal expenses offset by decreases in compensation expenses as explained above.

Adoption of SFAS No. 123 (Revised 2004)

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee stock options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. For the three and nine months ended September 30, 2006, we recognized $576,000 and $1,769,000, respectively, in compensation costs. In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. For the three and nine months ended September 30, 2005, we recognized $74,000 and $212,000, respectively, in compensation costs. However, proforma net earnings and proforma earnings per share disclosures were provided as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.”

Interest, Other and Taxes

Overall net interest income was $1,768,000 (1.3% of revenues) and $4,932,000 (1.2% of revenues) for the three and nine months ended September 30, 2006, respectively, compared to $908,000 (0.7% of revenues) and $2,091,000 (0.5% of revenues) for the three and nine months ended September 30, 2005, representing an increase of $860,000 and $2,841,000 for the three and nine months ended September 30, 2006, respectively, compared to the same prior year period. This increase in net interest income was the result of higher average interest rates and higher average balances and no borrowings on our bank lines of credit during the three and nine months ended September 30, 2006.

Our effective tax rate was 26.7% and 29.7% for the three and nine months ended September 30, 2006 compared to 30.7% and 33.0% for the three and nine months ended September 30, 2005, respectively. Starting January 1, 2005, provision has not been made for United States income taxes on earnings of selected subsidiary companies as these are intended to be permanently invested. The decrease in tax rate was mainly due to our geographic mix of sales, as international sales have become a larger portion of revenues, with these international subsidiaries being profitable.

Net earnings decreased 0.5% to $20,950,000, or $0.59 per share (diluted earnings per share), for the three months ended September 30, 2006 from $21,062,000, or $0.59 per share (diluted earnings per share), for the three months ended September 30, 2005. Net earnings increased 3.9% to $66,194,000, or $1.87 per share (diluted earnings per share), for the nine months ended September 30, 2006 from $63,691,000, or $1.78 per share (diluted earnings per share), for the nine months ended September 30, 2005.

Backlog

At September 30, 2006 and 2005 total futures orders with start ship dates from October 2006 and 2005 through March 2007 and 2006 were approximately $171,923,000 and $193,038,000, respectively, a decrease of 10.9%. The 10.9% decrease in total futures orders is comprised of a 2.1% increase in the fourth quarter 2006 futures orders and a 19.6% decrease in the first quarter 2007 futures orders. At September 30, 2006 and 2005, domestic futures orders with start ship dates from October 2006 and 2005 through March 2007 and 2006 were approximately $92,914,000 and $136,644,000, respectively, a decrease of 32.0%. At September 30, 2006 and 2005, international futures orders with start ship dates from October 2006 and 2005 through March 2007 and 2006 were approximately $79,009,000 and $56,394,000, respectively, an increase of 40.1%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies.

Liquidity and Capital Resources

We experienced net cash inflows of approximately $52,134,000 from our operating activities during the nine months ended September 30, 2006 compared to net cash inflows of approximately $72,508,000 from our operating activities during the nine months ended September 30, 2005. The decrease in operating cash inflows from the prior year is due primarily to changes in prepaid expenses and other assets, accounts receivables and inventories, offset by an increase in earnings.

We had a net outflow of cash from our investing activities for the nine months ended September 30, 2006 and 2005 due to the purchase of property, plant and equipment.

We had a net outflow of cash from our financing activities for the nine months ended September 30, 2006 and 2005 primarily due to the payment of cash dividends and to the purchase of our outstanding stock under our current stock repurchase program, partially offset by proceeds from stock options exercised. For the nine months ended September 30, 2006, cash outflows from our financing activities were also offset by the excess income tax benefit of stock-based compensation. For the nine months ended September 30, 2005, cash outflows from our financing activities were also due to net repayments on our bank lines of credit.

On October 26, 2004, the Board of Directors authorized a stock repurchase program to supplement prior stock repurchase programs, which allows us to repurchase through December 2009 up to 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through October 25, 2006 (the day prior to the filing of the Form 10-Q) of 25.3 million shares at an aggregate cost totaling approximately $164,069,000, at an average price of $6.49 per share. See Part II – Other Information, Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

No other material capital commitments existed at September 30, 2006. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2006. At September 30, 2006 and December 31, 2005 there was no funded debt. At September 30, 2006 we were in compliance with all relevant covenants under our credit facilities. We did not enter into off-balance sheet arrangements during the three or nine months ended September 30, 2006 or 2005, nor did we have any off-balance sheet arrangements outstanding at September 30, 2006 or 2005.

Our working capital increased $56,630,000 to $322,453,000 at September 30, 2006 from $265,823,000 at December 31, 2005. Working capital increased during the nine months ended September 30, 2006 mainly due to increases in cash, accounts receivable and inventories and decreases in accounts payable and accrued liabilities offset by an increase income taxes payable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which Item 7A is hereby incorporated by reference.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2006 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the third quarter of 2006:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Number of Shares that May Yet Be Purchased Under the Program (1)
July 1 through
July 31, 2006	10,000	$23.73	10,000	4,080,745 shares
August 1 through
August 31, 2006	—	—	—	4,080,745 shares
September 1 through
September 30, 2006	—	—	—	4,080,745 shares

Total	10,000	$23.73	10,000	4,080,745 shares

(1)	In October 2004, the Board of Directors approved a 5,000,000 share repurchase program. This program expires in December 2009. The Company repurchased these shares on the open market.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on October 1, 2004)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

3.3	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 18, 2006)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.14	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.15	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.16	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.17	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.18	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.19	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.20	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K•Swiss Inc.

Date: October 25, 2006	By:	/s/ George Powlick
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