Form 10-K
period 2006-12-31
K SWISS INC
filed 2007-02-22
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file Number    0-18490

K•SWISS INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4265988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

31248 Oak Crest Drive, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (818) 706-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the Class A Common Stock on the Nasdaq Global Select Market on such date was $693,999,083.

The number of shares of the Registrant’s Class A Common Stock outstanding at February 21, 2007 was 26,507,033 shares. The number of shares of the Registrant’s Class B Common Stock outstanding at February 21, 2007 was 8,100,128 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2007 Annual Stockholders Meeting are incorporated by reference into Part III.

K•SWISS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Business

Company History and General Strategy

K•Swiss Inc. (“K•Swiss,” “we,” “us” and “our”) designs, develops and markets an array of athletic footwear for high performance sports use, fitness activities and casual wear under the K•Swiss brand. We also design and manufacture footwear under the Royal Elastics brand. Royal Elastics, a wholly owned subsidiary, is a leading innovator of slip-on, laceless footwear. Sales of Royal Elastics brand were not significant during 2006.

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

In November 2001, we acquired the worldwide rights and business of Royal Elastics (“Royal”), an Australian-based designer and manufacturer of elasticated footwear. The purchase excluded distribution rights in Australia, which were retained by Royal Management Pty, Ltd. In the third quarter of 2005, Royal Elastics launched a new collection that is part of a long-term licensing partnership with L.A.M.B.

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

The following table summarizes our K•Swiss brand footwear into categories and sets forth the approximate contribution to revenues (in dollars and as a percentage of revenues) attributable to each footwear category for the periods indicated. All footwear categories come in both men’s (approximately 51% of 2006 revenues) and women’s (approximately 29% of 2006 revenues). Most styles within each footwear category are offered in men’s, women’s and children’s.

	Revenues (1)
	Year Ended December 31,
	2006		2005		2004
K•Swiss Footwear Category	$	%	$	%	$	%
	(Dollar amounts in thousands)
Classic	$326,245	68%	$339,123	69%	$313,833	67%
Tennis/Court	24,776	5	24,231	5	28,867	6
Training	38,257	8	33,911	7	38,487	8
Children’s	89,103	18	91,842	18	86,113	18
Other (2)	4,582	1	4,711	1	5,661	1

Total	$482,963	100%	$493,818	100%	$472,961	100%

Domestic (3)	$313,411	65%	$374,181	76%	$392,889	83%

Foreign (3)	$169,552	35%	$119,637	24%	$80,072	17%

(1)	For purposes of this table, revenues do not include other domestic income and fees earned on sales by foreign licensees and distributors.

(2)	Other consists of apparel, accessories, sport sandals and blemished shoes.

(3)	Included in “Total.”

During 2006, the Foot Locker group of stores and affiliates accounted for approximately 16% of K•Swiss revenues. See Note K to our Consolidated Financial Statements. No other customer accounted for more than 10% of total revenues during this period.

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

The Classic originals segment contains shoes that we intend to carry in our product assortment for several years. They generally have shoe characteristics such as d-rings and five stripes, and, because they are multiple season shoes, we maintain significant inventory positions of this segment. Significant inventory positions allow for effective electronic data interchange programs with retailers that fit into our strategy of attempting to become the retailers’ most profitable vendor. The other casual athletic styles category includes the K•S Collection which comprises shoes offered for several seasons and they generally do not contain d-rings and have diffused or no stripes. Sometimes inventory is maintained on these products. Other casual athletic styles also includes the Limited Edition segment which is generally meant as a one-season offering. They are generally fashionable type shoes that are purchased from factories based only on futures orders received from retailers.

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

In 1999, we introduced a new 7.0 line of high tech tennis apparel to complement our performance 7.0 footwear. The product line consists of world-class apparel (skirts, shorts, tops, polos, dresses and warm-ups) for both men and women. We also offer a collection for the casual athletic consumer consisting of tee shirts, caps, socks and bags.

The apparel line is distributed through large chain sporting goods stores as well as independent shoe and sporting goods dealers nationwide. The tennis apparel line is sold primarily through tennis specialty and tennis pro shops. It also offers us visible promotional opportunities.

Sales

We sell our products in the United States through our sales executives and independent sales representatives primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores. We also sell through our website which is becoming increasingly important to us particularly in light of our limited distribution. We also sell our products to a number of foreign distributors. We now have sales offices or distributors throughout the world. In 1991 and 1992, we established sales offices, a sales team and distributors in Asia and Europe, respectively.

Financial information relating to international and domestic operations is presented as part of Item 8 of this report. See Note L to our Consolidated Financial Statements.

Marketing

Advertising and Promotion

We believe that our strategy of designing products with longer life cycles and introducing fewer new models relative to our competition enhances the effectiveness of our advertising and promotions. Our current marketing strategy emphasizes distribution to retailers whose marketing strategies are consistent with our reputation for quality and service. Television is our largest single marketing expenditure and is supported by magazine print advertising and our website.

The K•Swiss website (www.kswiss.com) was created in 1999 to provide consumers an opportunity to purchase our footwear, apparel and accessories at prices competitive with our retailers and have it shipped directly to them. Our website is visually integrated into the current United States television and print advertising campaigns.

We offer a “futures” program, under which retailers are offered discounts on orders scheduled for delivery more than five months after the order is made. There is no guarantee that such orders will not be canceled prior to acceptance by the customer. This program is similar to programs offered by other athletic shoe companies. The futures program has a positive effect on inventory costs, planning and production scheduling. See “Distribution.” In addition, we engage in certain sales programs from time to time that provide for extended terms on initial orders of new styles.

Domestic Marketing

Domestically, we use a variety of traditional media, including network and cable television and several sports, music and general/interest fashion magazines, as well as non-traditional media, including the internet, public relations, sports marketing, in-store merchandising and sponsorship.

Our footwear products are sold domestically through 43 independent regional sales representatives and 18 Company-employed sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These sales personnel sold to approximately 2,600, 2,700 and 2,900 separate accounts as of December 31, 2006, 2005 and 2004, respectively.

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

International Marketing

In 1991, we established a sales management team in Asia which provides certain regional marketing materials and print and television advertising to our distributors. We have distributors in certain Pacific Rim countries and other international markets. Distributors of our products are generally contractually obligated to spend specific amounts on advertising and promotion of our products. We control the nature and content of these promotions. Certain distributors operate retail stores that sell exclusively K•Swiss branded product.

To expand the sales and marketing of our products into Europe, we opened our own office in the Netherlands in 1992. Our product is sold through Company employed sales managers, independent sales representatives and distributors. Our primary source of advertising is through television and distributed through each region’s major network channels. Television advertising is supported by print media in fashion magazines and through other sources, such as in-store merchandising and local publicity events and sponsorships.

By the end of 2006, K•Swiss was working through 7 international subsidiaries and 15 distributors to market K•Swiss products in potentially 86 countries.

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

Product Design and Development

We maintain offices in Westlake Village, California, Taipei, Taiwan and Taichung, Taiwan that include a staff of individuals responsible for the design and development of new styles for all global regions. This staff receives guidance from our management team in California, who meet regularly to review sales, consumer and market trends.

Manufacturing

In 2006, approximately 98% of our footwear products were manufactured in China and 2% in Taiwan. Although we have no long-term manufacturing agreements and compete with other athletic shoe companies for production facilities (including companies that are much larger than us), we believe our relationships with our footwear producers are satisfactory and that we have the ability to develop, over time, alternative sources for our footwear. Our operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

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

During 2006, our apparel and accessory products were manufactured in China, Taiwan, Korea, Vietnam and the United States by certain manufacturers selected by us.

Our operations are subject to compliance with relevant laws and regulations enforced by the United States Customs Service and other international customs service departments where we import product and to the customary risks of doing business abroad, including fluctuations in the value of currencies, increases in customs duties and related fees resulting from position changes by the United States Customs Service or other international customs service departments, import controls and trade barriers (including the unilateral imposition of import quotas), restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability causing disruption of trade. These factors have not had a material adverse impact upon our operations to date. Imports are also affected by the cost of transportation, the imposition of import duties, and increased competition from greater production demands abroad. The United States or the countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring. A change in any such duties, quotas or restrictions could result in increases in the costs of such products generally and might adversely affect the sales or profitability of K•Swiss and the athletic footwear industry as a whole.

Our use of common elements in raw materials, lasts and dies gives us flexibility to duplicate sourcing in various countries in order to reduce the risk that we may not be able to obtain products from a particular country.

Our footwear products entering the United States are subject to customs duties which range from 8.5% to 10.0% of factory cost on footwear made principally of leather, to duties on synthetic footwear ranging from 6.0% to 20.0% plus, for certain styles, $0.90 per pair, and duties on moderately priced textile footwear ranging from 20.0% to 37.5%. Our footwear products entering the European Union are subject to customs duties which range from 7.0% to 8.0% of landed cost on technical footwear made principally of leather, a duty rate of 16.9% for synthetic footwear and a duty rate of 16.5% for footwear that is considered non-technical or has a landed cost of under €7.00. Currently, approximately 99% of our footwear volume is derived from sales of leather footwear and approximately 1% of our footwear volume is derived from sales of synthetic and textile footwear.

A large portion of our imported products are manufactured in the People’s Republic of China (“China”). The United States government has expressed serious concern over the level of intellectual property rights protection and enforcement available in China and has initiated annual bilateral discussions with China through the Joint Commission on Commerce and Trade to address outstanding issues in these areas. The United States Trade Representative (“USTR”) has elevated China onto its Priority Watch List based on China’s alleged lack of compliance with commitments made as part of its accession to the World Trade Organization (“WTO”) relating to enforcement of intellectual property rights. The USTR has also indicated that the United States government will consider filing a case against China in the WTO if China does not more readily fulfill its obligations. If the United States government takes action against China, the result of that action could, among other things, include the imposition of trade sanctions that could affect the ability of the Company to continue to import products from China.

Backlog

At December 31, 2006 and 2005, total futures orders with start ship dates from January through June 2007 and 2006 were approximately $168,872,000 and $217,895,000, respectively, a decrease of 22.5%. The 22.5% decrease in total futures orders is comprised of a 13.6% decrease in the first quarter 2007 futures orders and a 35.5% decrease in the second quarter 2007 futures orders. At December 31, 2006 and 2005, domestic futures orders with start ship dates from January through June 2007 and 2006 were approximately $83,954,000 and $148,698,000, respectively, a decrease of 43.5%. At December 31, 2006 and 2005, international futures orders with start ship dates from January through June 2007 and 2006 were approximately $84,918,000 and $69,197,000, respectively, an increase of 22.7%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog.

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

Competition

The athletic footwear industry is highly competitive. There are several marketers of footwear larger than us, including Nike and adidas. Each of these companies has substantially greater financial, distribution and marketing resources as well as greater brand awareness than us.

We have increased our emphasis on product lines beyond our Classic model. In the past, we have introduced products in such highly competitive categories as court, boating, outdoor and children’s shoes. See “Products.” There can be no assurance that we will penetrate these or other new markets or increase the market share we have established to date.

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

Trademarks and Patents

We utilize trademarks on all our products and believe our products are more marketable on a long-term basis when identified with distinctive markings. K•Swiss® is a registered trademark in the United States and certain other countries. Our name is not registered as a trademark in certain countries because of restrictions on registering names having geographic connotations. However, since K•Swiss is not a geographic name, we have often secured registrations despite such objections. Our shield emblem and the five-stripe design are also registered in the United States and certain foreign countries. The five-stripe design is not presently registered in some countries because it has been deemed ornamental by regulatory authorities. We selectively seek to register the names of our shoes, logos and the names given to certain of our technical and performance innovations, including Aosta® rubber and Shock Spring® cushioning. The ROYAL ELASTICS and Fleur de Lis trademarks used on ROYAL ELASTICS products are registered in many countries. Both marks are registered in the United States. We have obtained patents in the United States regarding the Bio Feedback® ankle support system, the Shock Spring® cushioning system incorporated into K•Swiss’ 7.0 System® performance tennis shoes and training line, the D.R. Cinch System®, the stability design incorporated into the Si-18® tennis shoe, and other features. We vigorously defend our trademarks and patent rights against infringement worldwide and employ independent security consultants to assist in such protection. To date, we are not aware of any significant counterfeiting problems regarding our products.

Employees

At December 31, 2006, we employed 236 persons in the United States, 201 persons in Korea, Taiwan and China, 73 persons in the United Kingdom, Germany, France and the Netherlands and 12 persons elsewhere.

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

Our “futures” program allows our customers to order five months or more prior to delivery of product. Our current backlog position may not be indicative of future sales. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be cancelled by customers without financial penalty. We believe our current rate of customer cancellations of domestic orders approximates industry averages for similar companies; however, there is no assurance this current rate of customer cancellations will not change in a material adverse manner in the future. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of customers materially in excess of industry averages for similar companies; however, there is no assurance our past experience in this area will continue in the future. If we experience adverse developments in customer cancellations, product returns or bad debts of customers, such developments could have a material adverse impact on our business, financial condition or results of operations.

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

Our largest customer accounted for approximately 15% of our total revenues in 2006. While no other customer accounted for more than 10% of our total revenues in 2006, we do have other significant customers. The loss of any of these customers, or a significant reduction in our sales to any of such customers, could adversely affect our sales and results of operations. In addition, if any of such customers became insolvent or otherwise failed to pay its debts, it could have an adverse affect on our results of operations.

Our financial success is limited to the success of our customers.

Our financial success is directly related to the success of our customers and the willingness and financial resources of our customers to continue to buy our products. We do not have long-term contracts with any of our customers. Sales to our customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our customers. If we cannot fill our customers’ orders in a timely manner, our relationships with our customers may suffer, and this could have a material adverse effect on us. Furthermore, if any of our major customers experiences a significant downturn in its business, or fails to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have a material adverse effect on our business, results of operations and financial conditions.

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

If these risks limit or prevent us from selling or manufacturing products in any significant international market, prevent us from acquiring products from our foreign suppliers or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed. Although we enter into forward currency exchange contracts to hedge the risk of exchange rate fluctuations, these steps may not fully protect us against this risk and we may incur losses.

Our financial position, cash flow or results may be adversely affected by the threat of terrorism and related political instability and economic uncertainty.

The threat of potential terrorist attacks on the United States and throughout the world and political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks or the threat thereof may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

Because we rely on independent manufacturers to produce our products, our sales and profitability may be adversely affected if our independent manufacturers fail to meet pricing, product quality and timeliness requirements or if we are unable to obtain some components used in our products from limited supply sources or supply chain disruptions.

We depend upon independent manufacturers to manufacture our products in a timely and cost-efficient manner while maintaining specified quality standards. We also compete with other larger companies for production capacity of independent manufacturers that produce our products. We rely heavily on manufacturing facilities located in China. In 2006, 98% of our footwear manufacturing occurred in China. We also rely upon the availability of sufficient production capacity at our manufacturers. Delivery of product depends on many factors such as weather conditions, disruption of the transportation systems or shipping lines used by our suppliers, or uncontrollable factors such as natural disasters, epidemic diseases, terrorism and war. It is essential that our manufacturers deliver our products in a timely manner and in accordance with our quality standards because our orders are cancelable by customers if agreed-upon delivery windows are not met or products are not of agreed-upon quality. A failure by one or more of our manufacturers to meet established criteria for pricing, product quality or timely delivery could adversely impact our sales and profitability.

We rely on our warehouses and if there is a natural disaster or other serious disruption at any of these facilities, we may be unable to deliver product effectively to our customers.

We rely on warehouses in Mira Loma, California and Rotterdam, the Netherlands. We also rely on the timely performance of services provided by third parties (i.e. Netherlands public distribution facility, freight delivery carriers) at these facilities. Any natural disaster or other serious disruption at either of these facilities due to fire, earthquake, flood, terrorist attack or any other natural or manmade cause could damage a portion of our inventory or impair our ability to use our warehouse as a docking location for product. Any of these occurrences could impair our ability to adequately supply our customers and negatively impact our operating results.

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

We believe that our trademarks, patents and proprietary technologies and designs are of great value. From time to time third parties have challenged, and may in the future try to challenge, our ownership, or the validity, of our intellectual property. A successful challenge to any of our significant intellectual property rights could adversely effect our business and ability to generate revenue.

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

At any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings. We have not recorded United States income tax expense for earnings on certain subsidiary companies that we have declared to be permanently invested, thus reducing our overall income tax expense. The amount of earnings designated as permanently invested is based upon our expectations of the future cash needs of our subsidiaries. Income tax considerations are also a factor in determining the amount of earnings to be permanently invested. Because the declaration involves our future plans and expectations of future events, the possibility exists that amounts declared as permanently invested may ultimately be repatriated. This would result in additional income tax expense in the year we determined that amounts were no longer permanently invested.

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

At December 31, 2006, Steven Nichols held approximately 92% of the voting power of our Class B Common Stock taken as a whole and approximately 70% of total voting power. This voting power would permit this stockholder to exert significant influence over the outcome of stockholder votes, including votes concerning the election of a certain class of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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

In 2007 and over the next few years we will continue our implementation of SAP information management software in our domestic and international operations. The implementation of such software could be delayed and we may encounter computer and operational complications in connection with such implementation that could have a material adverse effect on our business, financial condition or results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In 1998, we moved into our headquarters facility in Westlake Village, California. This facility, which is owned by us, is approximately 50,000 square feet. We occupy approximately eighty-five percent of this facility and lease approximately fifteen percent of this facility.

We lease a 309,000 square foot distribution facility in Mira Loma, California. We use this facility as our main distribution center. The effective monthly commitment for this facility is approximately $82,000. We lease another 62,000 square feet in a separate facility in Mira Loma, California for additional storage and distribution. The effective monthly commitment for this facility is approximately $23,000 per month. In July 2006, we exercised an option under both leases to extend the term of the leases for three years until January 2010.

Item 3.	Legal Proceedings

The Company is, from time to time, a party to litigation which arises in the normal course of our business operations. We do not believe that we are presently a party to litigation which will have a material adverse effect on our business or operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of K•Swiss are as follows:

Name	Age at December 31, 2006	Position
Steven Nichols	64	Chairman of the Board and President
Edward Flora	55	Vice President-Operations
Lee Green	53	Corporate Counsel
David Nichols	37	Executive Vice President
George Powlick	62	Vice President-Finance, Chief Operating Officer, Chief Financial Officer, Secretary and Director
Kimberly Scully	39	Corporate Controller
Brian Sullivan	53	Vice President-National Accounts

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

David Nichols, Executive Vice President since May 2004, has held various positions with K•Swiss since November 1995, including Executive Vice President of K•Swiss Sales Corp., President of K•Swiss Europe BV and President of K•Swiss Direct Inc.

George Powlick, Vice President-Finance, Chief Financial Officer and Secretary since January 1988, Director since 1990 and Chief Operating Officer since September 2004, joined K•Swiss in January 1988. Mr. Powlick is a certified public accountant and was an audit partner in the independent public accounting firm of Grant Thornton, LLP from 1975 to 1987.

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

K•Swiss Inc.’s Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers (now the Nasdaq Global Select Market) upon completion of our initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 2006 and 2005 as reported by Nasdaq were as follows:

	March 31,	June 30,	September 30,	December 31,
2006
Low	$27.81	$25.00	$22.54	$29.33
High	32.74	30.85	31.48	37.81
2005
Low	$28.58	$29.68	$27.52	$27.61
High	33.21	34.85	36.89	34.23

The Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol KSWS.

The number of stockholders of record of the Class A Common Stock on December 31, 2006 was 108. However, based on available information, we believe that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 12,800.

There is currently no established public trading market for our Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 2006 was 11.

Stock Price Performance Graph

The Stock Price Performance Graph below represents a comparison of the five year total return of K•Swiss Inc. Class A Common Stock, the NASDAQ Market Index and the Hemscott Industry Group 321 Index—Textile—Apparel Footwear and Accessories. The graph assumes $100 was invested on December 29, 2000 and dividends are reinvested for all years ending December 31.

Dividend Policy

The Board of Directors declared a quarterly dividend of 2.5 cents per share to all stockholders of record as of the close of business on the last day of the first quarter of 2005. The Board declared a quarterly dividend of 5 cents per share to all stockholders of record as of the close of business on the last day of the second, third, and fourth quarters of 2005 and all quarters of 2006. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. We are currently limited in the extent to which we are able to pay dividends under our revolving credit agreement. See Note D to our Consolidated Financial Statements.

Purchases of Equity Securities

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the fourth quarter of 2006:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Number of Shares that May Yet Be Purchased Under the Program (1)
October 1 through October 31,
2006	—	$—	—	4,080,745 shares
November 1 through November 30,
2006	—	—	—	4,080,745 shares
December 1 through December 31,
2006	5,000	32.12	5,000	4,075,745 shares

Total	5,000	$32.12	5,000	4,075,745 shares

(1)	In October 2004, the Board of Directors approved a 5,000,000 share repurchase program. This program expires in December 2009. We repurchased these shares on the open market.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2006 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein. Certain reclassifications have been made in the 2005, 2004, 2003 and 2002 presentations to conform to the 2006 presentation.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Income Statement Data
Revenues	$501,148	$508,574	$484,079	$429,162	$289,593
Cost of goods sold	263,935	271,212	262,859	235,603	159,026

Gross profit	237,213	237,362	221,220	193,559	130,567
Selling, general and administrative expenses	137,527	130,144	122,262	106,267	79,258

Operating profit	99,686	107,218	98,958	87,292	51,309
Interest income, net	7,005	3,333	1,038	699	1,058

Earnings from continuing operations before income taxes	106,691	110,551	99,996	87,991	52,367
Income tax expense	29,827	35,303	28,745	34,199	20,554

Earnings from continuing operations	76,864	75,248	71,251	53,792	31,813
Loss from discontinued operations, less applicable income taxes (1)	—	—	—	(3,736)	(3,116)

Net earnings	$76,864	$75,248	$71,251	$50,056	$28,697

Earnings per share
Basic:
Earnings from continuing operations	$2.23	$2.20	$2.04	$1.52	$0.87
Loss from discontinued operations	—	—	—	(0.11)	(0.09)

Net earnings	$2.23	$2.20	$2.04	$1.41	$0.78

Diluted:
Earnings from continuing operations	$2.17	$2.11	$1.96	$1.42	$0.81
Loss from discontinued operations	—	—	—	(0.10)	(0.08)

Net earnings	$2.17	$2.11	$1.96	$1.32	$0.73

Dividends declared per common share	$0.20	$0.175	$0.100	$0.040	$0.019

Weighted average number of shares outstanding
Basic	34,401	34,220	34,917	35,396	36,700
Diluted (2)	35,378	35,626	36,433	37,913	39,415

Balance Sheet Data (at period end)
Current assets	$373,440	$312,747	$271,613	$213,918	$163,801
Current liabilities	49,062	46,924	53,044	36,532	30,883
Total assets	404,560	336,236	294,957	234,653	183,891
Total debt (3)	—	—	6,750	—	—
Stockholders’ equity	345,903	275,321	226,830	179,527	139,793

(1)	In the fourth quarter of 2003, the Company agreed with National Geographic to end our licensing agreement. Operations of the National Geographic brand have been accounted for as a discontinued operation.

(2)	Includes common stock and dilutive potential common stock (options).

(3)	Includes all interest-bearing debt and capital lease obligations, but excludes outstanding letters of credit ($196,000, $675,000, $1,682,000, $2,083,000 and $4,560,000 as of December 31, 2006, 2005, 2004, 2003 and 2002, respectively).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of: our training shoe line, our new Limited Edition product, our basketball shoe line, our classic and non-performance product, Royal Elastics footwear (including the L.A.M.B. product) and our apparel product; demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; inadvertent and nonwillfill infringement on others’ trademarks, patents and other intellectual property; difficulties in implementing, operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in implementing SAP information management software; interruptions in data and communication systems; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

In 2006, approximately 98% of our footwear products were manufactured in China. We have no long-term manufacturing agreements, but we believe that our relationships with our producers are satisfactory and that we will have the ability to develop alternative sources for our footwear. Our operations could, however, be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

Because we record revenues when title passes and the risks and rewards of ownership have passed to the customer, our revenues may fluctuate in cases when our customers delay accepting shipment of products. Our total revenues decreased 1.5% in 2006 from 2005, due to a decrease in the volume of footwear sold offset by an increase in the average underlying wholesale price, and our overall gross profit margins, as a percentage of revenues, were 47.3% and 46.7% in 2006 and 2005, respectively. Our overall selling, general and administrative expenses also increased to 27.4% of revenues in 2006 from 25.6% of revenues in 2005.

At December 31, 2006, our total futures orders with start ship dates from January through June 2007 were $168,872,000, a decrease of 22.5% from the comparable period of the prior year. Of this amount, domestic futures orders were $83,954,000, a decrease of 43.5%, and international futures orders were $84,918,000, an increase of 22.7%. Notwithstanding the foregoing, we recognize that the athletic footwear industry is highly competitive. Several makers of footwear have substantially greater financial, distribution and marketing resources as well as greater brand awareness than us.

In 2006, our largest single marketing expenditure was television. Our marketing campaign was run mainly on network and cable television, and was supported by sports, music and general interest/fashion magazines. Our independent sales representatives sold to approximately 2,600 separate accounts as of December 31, 2006 (down from 2,700 as of December 31, 2005). Internationally, by the end of 2006, we were working through 7 international subsidiaries and 15 distributors to market our products in potentially 86 countries. Also, during 2006, the Foot Locker group of stores and its affiliates accounted for approximately 15% of total revenues.

In 2006, we had a net cash inflow of approximately $71,998,000 from operating activities and a net cash outflow of $9,425,000 from investing activities due to the net purchase of property, plant and equipment. We anticipate future cash needs for principal repayments required pursuant to any borrowings under our lines of credit and, depending on future growth, additional funds may be required by operating activities.

There was no debt outstanding at December 31, 2006 and 2005 and our working capital increased $58,555,000 to approximately $324,378,000 at December 31, 2006 from $265,823,000 at December 31, 2005.

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

As part of our revenue recognition policy, we record estimated sales returns and allowances as reductions to revenues. We base our estimates on historical rates of returns and allowances and specific identification of outstanding returns not yet received from customers. However, actual returns and allowances in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and allowances were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net revenues in the period in which we made such determination.

Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivables and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate potential losses based on our knowledge of the financial condition of certain customers and historical level of credit losses, as well as an assessment of the overall conditions at retail. Historically, losses have been within our expectations. If the financial condition of our customers were to change, adjustments may be required to these estimates. Furthermore, we provide for estimated losses resulting from differences that arise from the gross carrying value of our receivables and the amounts which customers estimate are owed to us. The settlement or resolution of these differences could result in future changes to these estimates.

Inventory Reserves

We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the market value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated market value. This reserve is recorded as a charge to cost of sales. If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record the additional charge to cost of sales.

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

We have not recorded United States income tax expense for earnings on certain subsidiary companies that we have declared to be permanently invested, thus reducing our overall income tax expense. The amount of earnings designated as permanently invested is based upon our expectations of the future cash needs of our subsidiaries. Income tax considerations are also a factor in determining the amount of earnings to be permanently invested. Because the declaration involves our future plans and expectations of future events, the possibility exists that amounts declared as permanently invested may ultimately be repatriated. This would result in additional income tax expense in the year we determined that amounts were no longer permanently invested.

On a quarterly basis, we estimate what our effective tax rate will be for the full calendar year. The estimated annual effective tax rate is then applied to estimated pre-tax income excluding significant or infrequently occurring items, to determine the estimated year-to-date and quarterly tax expense. The income tax effects of infrequent or unusual items are recognized in the quarterly period in which they occur. As the year progresses, we continually refine our estimate based upon actual events and earnings. This continual estimation process periodically results in a change to our expected annual effective tax rate. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision equals the estimated annual rate.

Other Contingencies

In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. We record contingent liabilities resulting from claims against us, including related legal costs, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgment about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges during the period in which the actual loss or change in estimate occurred.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

	Year ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	52.7	53.3	54.3
Gross profit	47.3	46.7	45.7
Selling, general and administrative expenses	27.4	25.6	25.3
Interest income, net	1.4	0.6	0.2
Earnings before income taxes	21.3	21.7	20.6
Income tax expense	6.0	6.9	5.9
Net earnings	15.3	14.8	14.7

2006 Compared to 2005

Revenue and Gross Margin

Total revenues decreased 1.5% to $501,148,000 in 2006 from $508,574,000 in 2005. This decrease was attributable to a decrease in the volume of footwear sold, offset by an increase in the average underlying wholesale price per pair. The volume of footwear sold decreased 5.5% to 18,431,000 pair in 2006 from 19,495,000 pair in 2005. The average wholesale price per pair was $26.48 in 2006 and $25.48 in 2005, an increase of 3.9%.

Domestic revenues decreased 16.2% to $318,687,000 in 2006 from $380,478,000 in 2005. International product revenues increased 42.3% in 2006 to $178,307,000 from $125,282,000 in 2005. Fees earned by the Company on sales by foreign licensees and distributors were $4,154,000 for 2006 and $2,814,000 for 2005. International revenues, as a percentage of total revenues, increased to 36.4% in 2006 from 25.2% in 2005.

K•Swiss brand revenues decreased 1.9% to $489,271,000 in 2006 from $498,929,000 in 2005. This decrease was the result of a decrease in the volume of footwear sold, offset by higher average wholesale prices per pair. The volume of footwear sold decreased 5.8% to 18,126,000 pair in 2006 from 19,236,000 pair in 2005. The average wholesale price per pair was $26.40 in 2006 and $25.44 in 2005, an increase of 3.8%, which resulted from an increase in the price of the Classic during the third quarter of 2005 and change in the mix of sales. The decrease in volume of footwear sold for the year ended December 31, 2006 was due to decreased sales of Classic and children’s categories of 8.8% and 2.6%, respectively, offset by increased sales of tennis and training (includes basketball) categories of 6.1% and 6.0%, respectively.

Royal Elastics brand revenues increased 23.1% to $11,877,000 in 2006 (26% domestic) from $9,645,000 in 2005 (41% domestic).

Customer acceptance of our domestic product has been weak and is likely to continue for the near term. We have recently hired several individuals in product design and management, however, it will take additional time for the full impact of the contribution of these individuals to affect our business.

We believe the athletic and casual footwear industry experiences seasonal fluctuations, due to increased domestic sales during certain selling seasons, including Easter, back-to-school and the year-end holiday season. We present full-line offerings for the Easter and back-to-school seasons, for delivery during the first and third quarters, respectively, but not for the year-end holiday season.

At December 31, 2006, domestic and international futures orders with start ship dates from January through June 2007 were approximately $83,954,000 and $84,918,000, respectively, 43.5% lower and 22.7% higher, respectively, than such orders were at December 31, 2005 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of “future” and “at-once” orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Overall gross profit margins, as a percentage of revenues, were 47.3% in 2006 and 46.7% in 2005. Gross profit margin for 2006 was affected by product mix changes, international sales becoming a larger portion of revenues and changes in our at-once business. Our gross margins may not be comparable to some of our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased 5.7% to $137,527,000 (27.4% of revenues) in 2006 from $130,144,000 (25.6% of revenues) in 2005. The increase in selling, general and administrative expenses during the year ended December 31, 2006 was the result of increases in legal, compensation and warehousing expenses offset by a decrease in advertising expenses. Legal expenses increased 71.9% in connection with pursuing a lawsuit to protect our trademarks. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, increased 3.2% primarily due to recognizing compensation expenses related to stock options as required by Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) and an increase in headcount offset by a decrease in bonus/incentive related expenses that were calculated in accordance with our bonus formula under our Economic Value Added (“EVA”) incentive program. Warehousing expenses, other than compensation and compensation related expenses, increased 9.6% primarily as a result of higher freight and supply costs. Advertising expenses decreased 2.9%, primarily due to a decrease in domestic advertising expenses from an effort to reduce costs as a result of declining domestic revenues offset by an increase in our international advertising expenses as part of a strategic effort to drive higher revenues. Corporate expenses of $17,857,000 and $14,784,000 for the years ended December 31, 2006 and 2005, respectively, are included in selling, general and administrative expenses. The increase in corporate expenses during the year ended December 31, 2006 was due to an increase in legal expenses, as explained above.

Adoption of SFAS No. 123 (Revised 2004)

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee stock options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. For the year ended December 31, 2006, we recognized $2,397,000, in compensation costs. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. For the years ended December 31, 2005 and 2004, we recognized $249,000 and $345,000, respectively, in compensation costs. However, proforma net earnings and proforma earnings per share disclosures were provided as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.”

Interest, Other and Taxes

Overall net interest income was $7,005,000 (1.4% of revenues) in 2006 compared to $3,333,000 (0.6% of revenues) in 2005, an increase of $3,672,000 or 110.2%. This increase in net interest income was the result of higher average cash balances and higher average interest rates.

Our effective tax rate was 28.0% and 31.9% in 2006 and 2005, respectively. The $3,506,000 and $3,994,000 income tax benefit of options exercised during 2006 and 2005, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate. Starting January 1, 2005, provision has not been made for United States income taxes on earnings of selected international subsidiary companies as these are intended to be permanently invested. The decrease in the effective tax rate was mainly due to our geographic mix of sales, as international sales have become a larger portion of revenues, with these subsidiaries being profitable and to an increase in our tax-exempt interest income.

Net earnings increased 2.1% to $76,864,000 or $2.17 per share (diluted earnings per share) in 2006 from $75,248,000 or $2.11 per share (diluted earnings per share) in 2005.

Adoption of SAB No. 108

In September 2006, the S.E.C. released Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. We adopted SAB No. 108 in the fourth quarter of 2006.

The transition provisions of SAB No. 108 permit us to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB No. 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the S.E.C. to be amended.

In 2006, we determined that there was an underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2006. With the assistance of our tax advisors,

we estimated underpayment of withholdings of approximately $5,131,000 and related interest of approximately $5,974,000, totaling $11,105,000. We will finalize the amount owed with the government agency in early 2007. Amounts relating to January 1 through December 31, 2006 were $846,000, net of taxes, and recognized by us in the fourth quarter of 2006. Amounts relating to January 1, 1993 through December 31, 2005 were $10,136,000. For the same period, it was determined that EVA bonuses be reduced by approximately $1,400,000, which also resulted in a decrease of the related deferred tax asset of approximately $416,000. The Federal income tax benefit related to these adjustments for prior years is approximately $870,000. In accordance with SAB No. 108, we have adjusted beginning retained earnings for the year ended December 31, 2006 by $7,866,000. Penalties are discretionary, ranging from zero to 300% of the taxes owed, and at this time we cannot determine the likelihood of such assessment and have not recognized penalties related to this issue. However, there can be no guarantee that penalties will not be imposed.

We believe that the net effect of these adjustments were not material, either quantitatively or qualitatively, in any of the years affected. In reaching that determination, the following measures were considered (dollar amounts in thousands):

Year	Net after-tax effect of adjustment	Reported Net Income	Percent of Reported Net Income
2005	$1,157	$75,248	1.54%
2004	913	71,251	1.28
2003	1,079	50,056	2.16
2002	605	28,697	2.11
1993–2001	4,112	114,622	3.59

Total	$7,866	$339,874	2.31%

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

K•Swiss brand revenues increased 4.6% to $498,929,000 in 2005 from $477,209,000 in 2004. This increase was the result of an increase in the volume of footwear sold at slightly higher average wholesale prices per pair. The volume of footwear sold increased 3.0% to 19,236,000 pair in 2005 from 18,683,000 pair in 2004. The average wholesale price per pair was $25.44 in 2005 and $25.03 in 2004, an increase of 1.6%, which resulted from an increase in the price of the Classic during the third quarter of 2005 and changes in the mix of sales. The increase in volume of footwear sold for the year ended December 31, 2005 was due to increased sales of Classic and children’s categories of 5.8% and 4.3%, respectively, offset by decreased sales of tennis and training (includes basketball) categories of 21.4% and 7.4%, respectively.

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

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased 6.4% to $130,144,000 (25.6% of revenues) in 2005 from $122,262,000 (25.3% of revenues) in 2004. The increase in selling, general and administrative expenses during the year ended December 31, 2005 was the result of increases in advertising, legal and warehousing expenses. In addition, impairment expenses of $2,776,000 were recognized during the year ended December 31, 2004 on the trademark and goodwill of the Royal Elastics brand based on many factors including the brand not growing as rapidly as we expected and bad debt expenses decreased 89.1% as a result of the write-off of The Athlete’s Foot account in 2004 due to the bankruptcy of that company. Advertising expenses increased 12.8% for the year ended December 31, 2005 as part of a strategic effort to drive higher revenues. Legal expenses increased 158.5% for the year ended December 31, 2005 in connection with pursuing a lawsuit to protect our trademarks. Warehousing expenses, excluding compensation and compensation related expenses, increased 22.4% as a result of the increase in revenues and increased costs of transportation. Corporate expenses of $14,784,000 and $12,713,000 for the year ended December 31, 2005 and 2004, respectively, are included in selling, general and administrative expenses. The increase in corporate expenses during the year ended December 31, 2005 was due to an increase in legal expenses as explained above.

Interest, Other and Taxes

Overall net interest income was $3,333,000 (0.6% of revenues) in 2005 compared to $1,038,000 (0.2% of revenues) in 2004, an increase of $2,295,000 or 221.1%. This increase in net interest income was the result of higher average cash balances and higher average interest rates, offset slightly by interest expense on our lines of credit.

Our effective tax rate was 31.9% and 28.7% in 2005 and 2004, respectively. The $3,994,000 and $3,899,000 income tax benefit of options exercised during 2005 and 2004, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate. The lower effective tax rate for the year ended December 31, 2004 is principally attributed to the repatriating dividends of $22,700,000 related to foreign subsidiaries earnings, which were not considered indefinitely invested, with an 85% dividends received deduction, for eligible dividends, under the American Jobs Creation Act of 2004.

Net earnings increased 5.6% to $75,248,000 or $2.11 per share (diluted earnings per share) in 2005 from $71,251,000 or $1.96 per share (diluted earnings per share) in 2004.

Liquidity and Capital Resources

We experienced a net cash inflow of approximately $71,998,000, $94,200,000 and $85,481,000 from our operating activities during 2006, 2005 and 2004, respectively. Cash provided by operations in 2006 decreased from 2005 due primarily to differences in the amounts in changes in accounts payable and accrued liabilities, accounts receivables, prepaid expenses and other assets, inventories and by the difference in the changes in the income tax benefit of stock options exercised and by the excess income tax benefit of stock-based compensation, offset by stock based compensation. Cash provided by operations in 2005 increased from 2004 due primarily to differences in the amounts in changes in deferred income taxes and accounts receivable, offset by differences in the amounts in changes in inventories and accounts payable and accrued liabilities.

We had a net outflow of cash from our investing activities during 2006, 2005 and 2004 due to the net purchase of property, plant and equipment. The increase in investment in 2006 is due to the implementation of SAP information management software. In 2007 and over the next few years we will continue our implementation of SAP information management software in our domestic and international operations.

In 2006, 2005 and 2004, the net outflow of cash from our financing activities was used for the purchase of our outstanding stock under our current stock repurchase program and to pay cash dividends, partially offset by proceeds from stock options exercised. For 2006, cash outflows from our financing activities were also offset by the excess income tax benefit of stock-based compensation. For 2005, cash outflows from financing activities were also due to net repayments on borrowings on our bank lines of credit.

We anticipate future cash needs for principal repayments required pursuant to any borrowings under our lines of credit facilities. In addition, depending on our future growth rate, additional funds may be required by operating activities. No other material capital commitments exist at December 31, 2006. With continued use of our revolving credit facility (as discussed below), we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2007.

On October 26, 2004, the Board of Directors authorized a stock repurchase program to supplement prior stock repurchase programs, which allows us to repurchase through December 2009 up to 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. Currently, we have made purchases under all stock repurchase programs from August 1996 through February 21, 2007 (the day prior to the filing of the Form 10-K) of 25.3 million shares at an aggregate cost totaling approximately $164,229,000, at an average price of $6.49 per share. See Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our domestic office has an agreement with a bank whereby we may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $14,915,000 at December 31, 2006. This facility currently expires in July 2007. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at our discretion and with certain restrictions, other market based rates. We pay a commitment fee of 1/8% of the unused line for availability of the credit facility. We must meet certain restrictive financial covenants as agreed upon in the facility.

Our Asian offices have agreements with a bank whereby they can borrow up to $7,500,000 in the form of unsecured revolving credit facilities. There were no borrowings on these credit facilities at December 31, 2006. Interest is to be paid on one facility at LIBOR plus 1.25% and on the other facility at the Australian Bank Bill Buying Rate plus 1.25%. These facilities currently expire in July 2007.

Our European offices have agreements with a bank whereby they can borrow up to $4,500,000 in the form of unsecured revolving credit facilities. The unused portion of these credit facilities, which includes letters of credit and bankers acceptances, was $4,389,000 at December 31, 2006. Interest is to be paid on one facility at a rate of LIBOR plus 1.25% and on the other facility at IBOR plus 1.25%. One facility currently expires in July 2007 and the other facility is mutually cancellable at anytime.

Our Canadian office has an agreement with a bank whereby it can borrow up to $2,000,000 in the form of an unsecured revolving credit facility. There were no borrowings on this credit facility at December 31, 2006. Interest is to be paid on the facility at the Canadian Prime Rate. This facility currently expires in July 2007.

At December 31, 2006 and 2005 there was no funded debt (excluding outstanding letters of credit of $196,000 and $675,000 at December 31, 2006 and 2005, respectively). Approximately $197,000 and $5,000 in interest expense was incurred for the years ended December 31, 2005 and 2004, respectively, related to these lines of credit.

At December 31, 2006, we were in compliance with all relevant covenants under each of the credit facilities described above.

Our working capital increased $58,555,000 to $324,378,000 at December 31, 2006 from $265,823,000 at December 31, 2005. Working capital increased during 2006 mainly due to an increase in cash and a decrease of accounts payable balances, offset by an increase in accrued liabilities and decreases in inventories and accounts receivable balances at December 31, 2006 compared to December 31, 2005.

We have historically maintained higher levels of inventories relative to sales compared to our competitors because (1) we do not ship directly to our major domestic customers from our foreign contract manufacturers to the same extent as our larger competitors, which would reduce inventory levels and increase inventory turns, and (2) unlike many of our competitors, we designate certain shoes as core products whereby we commit to our retail customers that we will carry core products from season to season and, therefore, we attempt to maintain open-stock positions on our core products in our Mira Loma, California distribution center to meet at-once orders.

Contractual Obligations

At December 31, 2006, our significant contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Operating lease obligations	$8,692	$3,025	$4,818	$849	$—
Product purchase obligations (1)	38,642	38,642	—	—	—

Total	$47,334	$41,667	$4,818	$849	$—

(1)	We generally order product four to five months in advance of sales based primarily on advance future orders received from customers. The amounts listed for product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during 2006 or 2005, nor did we have any off-balance sheet arrangements outstanding at December 31, 2006 or 2005.

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

Foreign Exchange Rate Risk

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose us to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. Our primary risk exposures are from changes in the rates between the U.S. dollar and the Euro and between the Euro and Pound Sterling. In 2006 and 2005, we entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pounds Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

We enter into forward foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash inflow resulting from the sale of products to foreign customers will be materially affected by changes in exchange rates. We do not hold or issue financial instruments for trading purposes. The forward foreign exchange contracts are designated for firmly committed or forecasted sales. These contracts are generally expected to occur in less than one year.

The forward foreign exchange contracts generally require us to exchange Euros for U.S. dollars or Pounds Sterling for Euros at maturity, at rates agreed at the inception of the contracts. The counterparty to derivative transactions is a major financial institution with an investment grade or better credit rating; however, we are exposed to credit risk with this institution. The credit risk is limited to the unrealized gains in such contracts should this counterparty fail to perform as contracted.

At December 31, 2006, forward foreign exchange contracts with a notional value of $50,680,000 were outstanding to exchange various currencies with maturities ranging from January 2007 to August 2007, to sell the equivalent of approximately $21,780,000 in foreign currencies at contracted rates and to buy $28,900,000 at contracted rates. These contracts have been designated as cash flow hedges. As of December 31, 2006, assets of $20,000 and liabilities of $1,161,000 have been recorded for the fair value of the forward foreign exchange contracts. Realized losses of $129,000 and $634,000 and realized gains of $46,000 from cash flow hedges were recorded in cost of goods sold during the years ended December 31, 2006, 2005 and 2004, respectively. Realized gains of $38,000, $116,000 and $14,000 from cash flow hedges were recorded in selling, general and administrative expenses due to hedge ineffectiveness during the years ended December 31, 2006, 2005 and 2004, respectively.

We do not anticipate any material adverse effect on our operations or financial position relating to these forward foreign exchange contracts. Based on our overall currency rate exposure at December 31, 2006, a 1% change in currency rates would not have had a material effect on the financial position, results of operations and cash flows of the Company.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our short-term borrowings on our working capital lines of credit. A 1% change in interest rates would not have had a material effect on the financial position, results of operations and cash flows of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

K•Swiss Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that K•Swiss Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). K•Swiss Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that K•Swiss Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, K•Swiss Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K•Swiss Inc. as of December 31, 2006 and 2005, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 14, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON

Los Angeles, California

February 14, 2007

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Grant Thornton LLP, the registered public accounting firm that audited the Company’s financial statements, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

February 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

K•Swiss Inc.

We have audited the accompanying consolidated balance sheets of K•Swiss Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K•Swiss Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. For each of the years ended December 31, 2006, 2005 and 2004, this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note A18 to the consolidated financial statements, K•Swiss Inc. adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. As discussed in Note A19 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of the Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of K•Swiss Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Los Angeles, California

February 14, 2007

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands)

	2006	2005
A S S E T S

CURRENT ASSETS
Cash and cash equivalents (Notes A4 and K)	$260,229	$197,464
Accounts receivable, less allowance for doubtful accounts of $2,133 and $1,924 for 2006 and 2005, respectively (Notes A13 and K)	40,988	42,411
Inventories (Note A5)	59,178	61,164
Prepaid expenses and other current assets	8,005	7,484
Deferred taxes (Notes A9 and G)	5,040	4,224

Total current assets	373,440	312,747
PROPERTY, PLANT AND EQUIPMENT, net (Notes A6, A7 and B)	15,831	8,016
OTHER ASSETS
Intangible assets (Notes A7, A8 and C)	4,700	4,700
Deferred taxes (Notes A9 and G)	2,970	4,810
Other	7,619	5,963

	15,289	15,473

	$404,560	$336,236

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

CURRENT LIABILITIES
Bank lines of credit (Note D)	$—	$—
Trade accounts payable	12,262	19,654
Accrued liabilities (Note E)	36,800	27,270

Total current liabilities	49,062	46,924
OTHER LIABILITIES (Note F)	9,595	13,991

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS’ EQUITY (Notes D and J)
Preferred Stock—authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A-authorized 90,000,000 shares of $0.01 par value; 28,764,194 shares issued, 26,507,033 shares outstanding and 2,257,161 shares held in treasury at December 31, 2006 and 28,108,027 shares issued, 25,885,866 shares outstanding and 2,222,161 shares held in treasury at December 31, 2005	288	281
Class B-authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,100,128 shares at December 31, 2006 and 8,340,128 shares at December 31, 2005	81	83
Additional paid-in capital	51,370	42,677
Treasury Stock	(55,661)	(54,705)
Retained earnings (Note A19)	342,575	280,465
Accumulated other comprehensive earnings—
Foreign currency translation (Note A10)	8,965	5,371
Net (loss) gain on hedge derivatives (Note A12)	(1,715)	1,149

	345,903	275,321

	$404,560	$336,236

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

Year Ended December 31,

(Dollar amounts and shares in thousands, except per share amounts)

	2006	2005	2004
Revenues (Notes A13, K and L)	$501,148	$508,574	$484,079
Cost of goods sold (Note A14)	263,935	271,212	262,859

Gross profit	237,213	237,362	221,220
Selling, general and administrative expenses (Notes A13 through A16 and I)	137,527	130,144	122,262

Operating profit (Note L)	99,686	107,218	98,958
Interest income, net (Note L)	7,005	3,333	1,038

Earnings before income taxes	106,691	110,551	99,996
Income tax expense (Notes A9, G and L)	29,827	35,303	28,745

NET EARNINGS	$76,864	$75,248	$71,251

Earnings per common share (Notes A17, A18 and J)
Basic	$2.23	$2.20	$2.04

Diluted	$2.17	$2.11	$1.96

Weighted average number of shares outstanding (Note A17)
Basic	34,401	34,220	34,917

Diluted	35,378	35,626	36,433

Dividends declared per common share (Note D)	$0.200	$0.175	$0.100

Net Earnings	$76,864	$75,248	$71,251
Other comprehensive earnings (loss), net of tax—
Foreign currency translation adjustments, net of income taxes of $0, $0 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively (Note A10)	3,594	(1,500)	2,185
Change in deferred (loss) gain on hedge derivatives, net of income taxes of $0, $0 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively (Note A12)	(2,864)	2,434	(1,285)

Comprehensive Earnings	$77,594	$76,182	$72,151

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three years ended December 31, 2006

(Dollar amounts in thousands)

	Common Stock				Additional paid-in capital	Treasury Stock		Retained earnings	Accumulated other comprehensive earnings	Total
	Class A		Class B			Class A
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2004	26,755,362	$268	8,682,734	$87	$31,059	—	$—	$143,427	$4,686	$179,527
Conversion of shares (Note J)	271,706	3	(271,706)	(3)	—	—	—	—	—	—
Exercise of options (Note J)	509,822	4	—	—	1,734	—	—	—	—	1,738
Income tax benefit of options exercised (Note J)	—	—	—	—	3,899	—	—	—	—	3,899
Purchase of treasury stock	—	—	—	—	—	1,343,396	(27,000)	—	—	(27,000)
Dividends paid (Note D)	—	—	—	—	—	—	—	(3,485)	—	(3,485)
Net earnings for the year	—	—	—	—	—	—	—	71,251	—	71,251
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	2,185	2,185
Net loss on hedge derivatives (Note A12)	—	—	—	—	—	—	—	—	(1,285)	(1,285)

Balance at December 31, 2004	27,536,890	275	8,411,028	84	36,692	1,343,396	(27,000)	211,193	5,586	226,830
Conversion of shares (Note J)	70,900	1	(70,900)	(1)	—	—	—	—	—	—
Exercise of options (Note J)	500,237	5	—	—	1,991	—	—	—	—	1,996
Income tax benefit of options exercised (Note J)	—	—	—	—	3,994	—	—	—	—	3,994
Purchase of treasury stock	—	—	—	—	—	878,765	(27,705)	—	—	(27,705)
Dividends paid (Note D)	—	—	—	—	—	—	—	(5,976)	—	(5,976)
Net earnings for the year	—	—	—	—	—	—	—	75,248	—	75,248
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	(1,500)	(1,500)
Net gain on hedge derivatives (Note A12)	—	—	—	—	—	—	—	—	2,434	2,434

Balance at December 31, 2005	28,108,027	281	8,340,128	83	42,677	2,222,161	(54,705)	280,465	6,520	275,321
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax (Note A19)	—	—	—	—	—	—	—	(7,866)	—	(7,866)
Conversion of shares (Note J)	240,000	2	(240,000)	(2)	—	—	—	—	—	—
Exercise of options (Note J)	416,167	5	—	—	2,790	—	—	—	—	2,795
Excess income tax benefit of options exercised (Note J)	—	—	—	—	3,506	—	—	—	—	3,506
Stock-based compensation (Notes A18 and J)	—	—	—	—	2,397	—	—	—	—	2,397
Purchase of treasury stock	—	—	—	—	—	35,000	(956)	—	—	(956)
Dividends paid (Note D)	—	—	—	—	—	—	—	(6,888)	—	(6,888)
Net earnings for the year	—	—	—	—	—	—	—	76,864	—	76,864
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	3,594	3,594
Net loss on hedge derivatives (Note A12)	—	—	—	—	—	—	—	—	(2,864)	(2,864)

Balance at December 31, 2006	28,764,194	$288	8,100,128	$81	$51,370	2,257,161	$(55,661)	$342,575	$7,250	$345,903

The accompanying notes are an integral part of this statement.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Dollar amounts in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings from operations	$76,864	$75,248	$71,251
Adjustments to reconcile net earnings from operations to net cash provided by operating activities:
Depreciation and amortization	1,688	1,596	1,189
Impairment on intangibles and goodwill	—	—	2,776
Net loss on disposal of property, plant and equipment	4	11	7
Deferred income taxes	613	872	(10,305)
Stock-based compensation	2,397	—	—
Excess income tax benefit of stock-based compensation	(3,506)	—	—
Income tax benefit of stock options exercised	—	3,994	3,899
Decrease in accounts receivable	1,456	6,964	1,828
Decrease in inventories	1,977	4,544	9,166
Increase in prepaid expenses and other assets	(2,816)	(68)	(2,660)
(Decrease) increase in accounts payable and accrued liabilities	(6,679)	1,039	8,330

Net cash provided by operating activities	71,998	94,200	85,481

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,429)	(1,485)	(1,324)
Proceeds from disposal of property, plant and equipment	4	24	9

Net cash used in investing activities	(9,425)	(1,461)	(1,315)

Cash flows from financing activities:
Borrowings under bank lines of credit	—	7,264	6,750
Repayments on bank lines of credit	—	(14,014)	—
Repurchase of stock	(956)	(27,705)	(27,000)
Payment of dividends	(6,888)	(5,976)	(3,485)
Excess income tax benefit of stock-based compensation	3,506	—	—
Proceeds from stock options exercised	2,141	1,730	1,343

Net cash used in financing activities	(2,197)	(38,701)	(22,392)

Effect of exchange rate changes on cash	2,389	(1,431)	1,628

Net increase in cash and cash equivalents	62,765	52,607	63,402

Cash and cash equivalents at beginning of year	197,464	144,857	81,455

Cash and cash equivalents at end of year	$260,229	$197,464	$144,857

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$24	$205	$206
Income taxes	$25,559	$27,625	$37,656

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations

The Company designs, develops and markets footwear for high performance use, fitness and casual activities. The Company operates in an industry dominated by a small number of very large competitors. The size of these competitors enables them to lead the product direction of the industry, and therefore, potentially diminish the value of the Company’s products. In addition to generally greater resources, these competitors spend substantially more money on advertising and promotion than the Company and therefore dominate market share. The Company’s market share is estimated between two and three percent. Lastly, the retail environment forecasted for the near term is difficult, which could put additional pressure on the Company’s ability to maintain margins.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 2005 and 2004 presentation to conform to the 2006 presentation.

4.	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents as of December 31, 2006 and 2005 is $33,662,000 and $15,789,000, respectively, of balances maintained in foreign bank accounts.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

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

Property, plant and equipment are carried at cost. Development costs related to the implementation of SAP information management software have been capitalized in accordance with Statement of Position 98-1, “Accounting for Software Developed or Obtained for Internal Use.” For financial reporting and tax purposes, depreciation and amortization are calculated using straight-line and accelerated methods over the estimated service lives of the depreciable assets. The service lives of the Company’s building and related improvements are 30 and 5 years, respectively. Equipment is depreciated from 3 to 10 years and leasehold improvements are amortized over the lives of the respective leases.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

10.	Foreign Currency Translation—(Continued)

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

12.	Financial Risk Management and Derivatives

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposures are from changes in the rates between the U.S. dollar and the Euro and between the Euro and Pound Sterling. In 2006 and 2005, the Company entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pounds Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

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

At December 31, 2006, forward foreign exchange contracts with a notional value of $50,680,000 were outstanding to exchange various currencies with maturities ranging from January 2007 to August 2007, to sell the equivalent of approximately $21,780,000 in foreign currencies at contracted rates and to buy $28,900,000 at contracted rates. These contracts have been designated as cash flow hedges. As of December 31, 2006, assets of $20,000 and liabilities of $1,161,000 have been recorded for the fair value of the forward foreign exchange contracts. Realized losses of $129,000 and $634,000 and realized gains of $46,000 from cash flow hedges were recorded in cost of goods sold during the years

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

12.	Financial Risk Management and Derivatives—(Continued)

ended December 31, 2006, 2005 and 2004, respectively. Realized gains of $38,000, $116,000 and $14,000 from cash flow hedges were recorded in selling, general and administrative expenses due to hedge ineffectiveness during the years ended December 31, 2006, 2005 and 2004, respectively. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows.

13.	Recognition of Revenues and Accounts Receivable

Revenues, including sales and fees earned on sales by licensees, are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment. In some instances, product is shipped directly from the Company’s supplier to the customer. In these cases, the Company recognizes revenue when the product is delivered to the customer according to the terms of the order. Revenues may fluctuate in cases when customers delay accepting shipment of product for periods up to several weeks. Provisions for estimated sales returns and allowances are made at the time of sale based on historical rates of returns and allowances and specific identification of outstanding returns not yet received from customers. However, actual returns and allowances in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected future returns and allowances were significantly greater or lower than established reserves, a reduction or increase to net revenues would be recorded in the period this determination was made. The Company does not offer any product warranties.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates potential losses based on its knowledge of the financial condition of certain customers and historical level of credit losses, as well as an assessment of the overall conditions at retail. Historically, losses have been within the Company’s expectations. If the financial condition of the Company’s customers were to change, adjustments may be required to these estimates. Furthermore, estimated losses are provided resulting from differences that arise from the gross carrying value of the Company’s receivables and the amounts which customers estimate are owed to the Company. The settlement or resolution of these differences could result in future changes to these estimates.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” shipping and handling costs billed to customers are included in sales and the related costs are included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Shipping and handling costs included in selling, general and administrative expenses totaled $4,175,000, $3,686,000 and $3,175,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

14.	Cost of Goods Sold

Cost of goods sold includes the landed cost of inventory (which includes procurement costs of the Company’s Asian purchasing office and factory inspections, inbound freight charges, broker and consolidation charges and duties), production mold expenses and inventory reserves. Cost of goods sold may not be comparable to those of other entities as a result of recognizing warehousing costs within selling, general and administrative expenses.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $47,726,000, $50,059,000 and $44,293,000 for 2006, 2005 and 2004, respectively. The Company engages in cooperative advertising programs with its customers. The Company recognizes this expense, based on the expected usage of the programs, in advertising expense. The Company accounts for its cooperative advertising programs in accordance with Issue 1 of EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	2006		2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	34,401	$2.23	34,220	$2.20	34,917	$2.04
Effect of dilutive stock options	977	(0.06)	1,406	(0.09)	1,516	(0.08)

Diluted earnings per share	35,378	$2.17	35,626	$2.11	36,433	$1.96

The following options were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares:

	2006	2005	2004
Options to purchase shares of common stock (in thousands)	132	38	18
Exercise prices	$29.68–$35.89	$32.10–$34.66	$23.45–$23.71
Expiration dates	February 2015– November 2016	May 2015– November 2015	December 2013– February 2014

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

18.	Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company determines the grant-date fair value of employee stock options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options.

19.	Recent Accounting Pronouncements

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” to create a single model to address the accounting for the uncertainty in income tax positions. FIN No. 48 also prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is greater than 50% likely of being realized upon ultimate settlement.

FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company will adopt FIN No. 48 on January 1, 2007 and is currently assessing the impact of implementing FIN No. 48 on its financial position, operating results and cash flows.

Staff Accounting Bulletin No. 108

In September 2006, the S.E.C. released Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

19.	Recent Accounting Pronouncements—(Continued)

income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company adopted SAB No. 108 in the fourth quarter of 2006.

The transition provisions of SAB No. 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB No. 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the S.E.C. to be amended.

In 2006, the Company determined that there is an underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2006. With the assistance of its tax advisors, the Company estimated the underpayment of withholdings of approximately $5,131,000 and related interest owed of approximately $5,974,000, totaling $11,105,000. The Company will finalize the amount owed with the government agency in early 2007. Amounts relating to January 1 through December 31, 2006 were $846,000, net of taxes, and recognized by the Company in the fourth quarter of 2006. Amounts relating to January 1, 1993 through December 31, 2005 were $10,136,000. For the same period, it was determined that the Economic Value Added bonuses be reduced by approximately $1,400,000, which also resulted in a decrease of the related deferred tax asset of approximately $416,000. The Federal income tax benefit related to these items is approximately $870,000. In accordance with SAB No. 108, the Company has adjusted beginning retained earnings for the year ended December 31, 2006 by $7,866,000. Penalties are discretionary, ranging from zero to 300% of the taxes owed, and at this time the Company cannot determine the likelihood of such assessment and has not recognized penalties related to this issue. However, there can be no guarantee that penalties will not be imposed.

The Company believes that the net effect of these adjustments were not material, either quantitatively or qualitatively, in any of the years affected. In reaching that determination, the following measures were considered (dollar amounts in thousands):

Year	Net after-tax effect of adjustment	Reported Net Income	Percent of Reported Net Income
2005	$1,157	$75,248	1.54%
2004	913	71,251	1.28
2003	1,079	50,056	2.16
2002	605	28,697	2.11
1993–2001	4,112	114,622	3.59

Total	$7,866	$339,874	2.31%

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE B—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consists of the following (in thousands):

	2006	2005
Building and improvements	$8,295	$6,939
Information systems	11,609	5,822
Furniture, machinery and equipment	6,791	5,490

	26,695	18,251
Less accumulated depreciation and amortization	(11,559)	(10,930)

	15,136	7,321
Land	695	695

	$15,831	$8,016

NOTE C—INTANGIBLE ASSETS

Intangible assets as of December 31 consist of the following (in thousands):

	2006	2005
Goodwill	$4,618	$4,618
Trademarks	2,761	2,761
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$4,700	$4,700

There were no changes in the carrying amount of goodwill and intangible assets during 2006 and 2005.

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2006 and 2005 to determine whether goodwill and intangible assets were impaired and determined there was no impairment. In the first quarter of 2004, as a result of the annual reassessment and impairment test and after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Royal Elastics goodwill and trademark was partially impaired and recognized an impairment loss of $1,730,000. During the third quarter of 2004, after a subsequent review of sales, backlog, cash flows and marketing strategy, the Company determined that its remaining investment in the Royal Elastics goodwill and trademark was impaired and recognized an additional impairment loss of $1,046,000.

NOTE D—BANK LINES OF CREDIT

At December 31, 2006 and 2005 there was no funded debt (excluding outstanding letters of credit of $196,000 and $675,000 at December 31, 2006 and 2005, respectively).

The Company’s domestic office has an agreement with a bank whereby it may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $14,915,000 at December 31, 2006.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE D—BANK LINES OF CREDIT—(Continued)

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

The Company’s Asian offices have agreements with a bank whereby they can borrow up to $7,500,000 in the form of unsecured revolving credit facilities. There were no borrowings on these credit facilities at December 31, 2006. Interest is to be paid on one facility at LIBOR plus 1.25% and on the other facility at the Australian Bank Bill Buying Rate plus 1.25%. These facilities currently expire in July 2007.

The Company’s European offices have agreements with a bank whereby they can borrow up to $4,500,000 in the form of unsecured revolving credit facilities. The unused portion of these credit facilities, which includes letters of credit and bankers acceptances, was $4,389,000 at December 31, 2006. Interest is to be paid on one facility at a rate of LIBOR plus 1.25% and on the other facility at IBOR plus 1.25%. One facility currently expires in July 2007 and the other facility is mutually cancellable at anytime.

The Company’s Canadian office has an agreement with a bank whereby it can borrow up to $2,000,000 in the form of an unsecured revolving credit facility. There were no borrowings on this credit facility at December 31, 2006. Interest is to be paid on the facility at the Canadian Prime Rate. This facility currently expires in July 2007.

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

Interest expense was not incurred on the Company’s lines of credit for the year ended December 31, 2006. Interest expense of $197,000 and $5,000 was incurred during the years ended December 31, 2005 and 2004, respectively, as a result of the borrowings on its lines of credit.

The domestic line of credit agreement contains certain covenants and financial ratio requirements, including restrictions on dividend payments and repurchases of its Class A Common Stock. At December 31, 2006, $84,043,000 was unrestricted as to the payment of dividends and repurchases of Class A Common Stock. Under another covenant, the Company must maintain stockholders’ equity, less intangible assets and exclusive of treasury stock, of at least $239,084,000 at December 31, 2006. At December 31, 2006, the Company was in compliance with all relevant covenants under each of the credit facilities described above.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE E—ACCRUED LIABILITIES

Accrued liabilities as of December 31 consist of the following (in thousands):

	2006	2005
Compensation	$4,888	$6,649
Advertising	2,545	7,582
Payroll withholding payable	11,105	—
Other	18,262	13,039

	$36,800	$27,270

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

	2006	2005
EVA incentive program	$4,198	$8,883
Deferred compensation	5,397	5,108

	$9,595	$13,991

NOTE G—INCOME TAXES

The provision for income taxes includes the following for the years ended December 31 (in thousands):

	2006	2005	2004
Current:
United States
Federal	$23,282	$27,715	$32,920
State	4,144	4,627	4,493
Foreign	1,377	2,036	1,637
Deferred:
United States
Federal	625	1,072	(9,139)
State	63	110	(893)
Foreign	336	(257)	(273)

	$29,827	$35,303	$28,745

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE G—INCOME TAXES—(Continued)

A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 is as follows:

	2006	2005	2004
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	3.5	3.6	3.4
Net results of foreign subsidiaries	(8.8)	(5.6)	(1.2)
Repatriation of subsidiary earnings	—	—	(8.3)
Other	(1.7)	(1.1)	(0.2)

	28.0%	31.9%	28.7%

In December 2004, pursuant to the American Jobs Creation Act of 2004, the Company repatriated dividends of $22,700,000 related to foreign subsidiary earnings which were not considered indefinitely invested. The Company received an 85% dividends received deduction for eligible dividends, resulting in a lower effective tax rate. The Company used these funds on qualified expenditures in the United States in accordance with its approved Domestic Reinvestment Plan. Future provision will not be made for United States income taxes on earnings of selected subsidiary companies as these are intended to be permanently invested.

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

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

	2006	2005
Net current assets	$5,040	$4,224
Net non-current assets	2,970	4,810

Net asset	$8,010	$9,034

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE G—INCOME TAXES—(Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2006	2005
Assets
State taxes	$1,311	$1,487
Bad debts reserve	723	693
Inventory reserve and capitalized costs	1,719	1,194
Sales return reserve	836	577
Impairment reserve	358	411
Incentive program	995	3,394
Deferred compensation plan	2,049	1,972
Stock-based compensation	626	—
Other	451	449

Gross deferred tax assets	9,068	10,177
Liabilities
Contingent purchase payments	(154)	(154)
Other	(904)	(989)

Gross deferred tax liabilities	(1,058)	(1,143)

Net deferred tax asset	$8,010	$9,034

The Company did not record any valuation allowances against deferred tax assets at December 31, 2006 and 2005. Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.

NOTE H—COMMITMENTS AND CONTINGENCIES

The Company leases its principal warehouse facility through January 2010. In addition, certain property and equipment is leased primarily on a month-to-month basis. The Company recognizes its operating leases in accordance with SFAS No. 13, “Accounting for Leases.” Future minimum rental payments under these leases as of December 31, 2006 are as follows (in thousands):

Year ending December 31,
2007	$3,025
2008	2,585
2009	2,233
2010	767
2011	82
Thereafter	—

$8,692

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE H—COMMITMENTS AND CONTINGENCIES—(Continued)

Rent expense for these operating leases was approximately $3,389,000, $2,945,000 and $2,543,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has outstanding letters of credit totaling approximately $196,000 and $675,000 at December 31, 2006 and 2005, respectively. These letters of credit collateralize the Company’s obligations to third parties for the purchase of inventory. The letters of credit outstanding at December 31, 2006 have original terms from two to three months. The fair value of these letters of credit is based on fees currently charged for similar agreements and is not significant at December 31, 2006 and 2005.

The Company has product purchase obligations of approximately $38,642,000 at December 31, 2006. The Company generally orders product four to five months in advance of sales based primarily on advanced future orders received from customers. Product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

As discussed in Note A19 to the Consolidated Financial Statements, the Company has recognized the underpayment of payroll withholdings and related interest owed of $11,105,000 to a foreign jurisdiction. Penalties are discretionary, ranging from zero to 300% of the taxes owed, and at this time the Company cannot determine the likelihood of such assessment and has not recognized penalties related to this issue. However, there can be no guarantee that penalties will not be imposed.

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

NOTE I—EMPLOYEE BENEFIT PLANS

In 1988, the Company adopted a discretionary domestic contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The expense for this plan was approximately $993,000, $760,000 and $960,000 for 2006, 2005 and 2004, respectively.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE J—STOCKHOLDERS’ EQUITY—(Continued)

In 1990, the Company adopted the 1990 Stock Option Plan under which it was authorized to issue non-qualified stock options, incentive stock options, and warrants to key employees. As amended, the number of options or awards available for issuance under the 1990 Stock Option Plan was 6,600,000 shares of Class A Common Stock. Options granted under the 1990 Stock Option Plan have a term of ten years and generally become fully vested by the end of the fifth year.

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

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004). The following table summarizes compensation costs related to the Company’s stock-based compensation plans (in thousands) for the year ended December 31:

2006
Cost of sales	$402
Selling, general and administrative	1,995

Pre-tax stock-based compensation expense	2,397
Income tax benefit	690

Total stock-based compensation expense	$1,707

There were no significant capitalized stock-based compensation costs at December 31, 2006. There have been no modifications to stock option awards during 2006. The Company recognizes stock-based compensation expense using the graded-vesting attribution method. The remaining unrecognized compensation expense related to unvested awards at December 31, 2006 is $6,161,000 and the weighted-average period of time over which this expense will be recognized is 2.2 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of options, the Company realized income tax benefits in the year ended December 31, 2006 that have been credited to additional paid-in capital.

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

2006
Expected life (years)	5
Risk-free interest rate	4.8%
Expected volatility	39.3%
Expected dividend yield	0.7%

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE J—STOCKHOLDERS’ EQUITY—(Continued)

The following table summarizes the stock option transactions for 2006, 2005 and 2004:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding January 1, 2004	3,669,270	$7.17
Granted	331,799	19.43
Exercised	(509,822)	2.63
Canceled	(103,997)	11.68

Options outstanding December 31, 2004	3,387,250	8.91
Granted	81,500	30.86
Exercised	(500,237)	3.46
Canceled	(220,664)	12.84

Options outstanding December 31, 2005	2,747,849	10.24
Granted	158,600	29.06
Exercised	(416,167)	5.14
Canceled	(243,767)	12.19

Options outstanding December 31, 2006	2,246,515	$12.30	5.6	$41,866,000

Options exercisable December 31, 2006	840,576	$6.30	3.8	$20,544,000

Options exercisable at December 31, 2005 and 2004 were 851,074 and 728,377, respectively. The weighted-average grant-date fair value of stock options granted during 2006 was $15.09.

SFAS No. 123 (Revised 2004) requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its consolidated statement of cash flows rather than as an operating cash flow as in prior periods. Cash proceeds, income tax benefit and intrinsic value of related stock options exercised during the year ended December 31, 2006 are as follows (in thousands):

2006
Proceeds from stock options exercised	$2,141
Income tax benefit related to stock options exercised	$3,517
Intrinsic value of stock options exercised	$10,679

The Company issues new shares of Class A Common Stock to satisfy stock option exercises. Shares that are repurchased under the Company’s current stock repurchase program will reduce the dilutive impact of the Company’s share-based compensation plans. Under its stock repurchase program, the Company purchased 35,000 shares of Class A Common Stock during the year ended December 31, 2006. The Company purchased these shares on the open market.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE J—STOCKHOLDERS’ EQUITY—(Continued)

During 2005 and 2004, 5,000 and 12,000 options, respectively, were granted at exercise prices below fair market value. This resulted in net compensation expense of $249,000 and $345,000 for 2005 and 2004, respectively. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits of $3,994,000 and $3,899,000 in 2005 and 2004, respectively that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123,” the Company’s net earnings and earnings per share would have been:

	2005	2004
Net earnings (in thousands)
As reported	$75,248	$71,251
Add stock-based employee compensation charges reported in net earnings	169	246
Less total stock-based employee compensation expense, determined under the fair value method	(1,916)	(2,175)

Pro forma	$73,501	$69,322

Basic earnings per share
As reported	$2.20	$2.04
Pro forma	2.15	1.99

Diluted earnings per share
As reported	$2.11	$1.96
Pro forma	2.06	1.90

Under SFAS No. 148, the fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	2005	2004
Expected life (years)	6	5
Risk-free interest rate	4.02%	3.52%
Expected volatility	46%	50%
Expected dividend yield	0.6%	0.5%

NOTE K—CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and financial instruments used in hedging activities. The Company maintains cash and cash equivalents with high

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE K—CONCENTRATIONS OF CREDIT RISK—(Continued)

quality institutions and limits the amount of credit exposure to any one institution. For forward exchange contracts, the credit risk the Company is exposed to is limited to the unrealized gains in these contracts should the counterparty fail to perform. As part of its cash and risk management processes, the Company performs periodic evaluations of the relative credit standing of the financial institutions.

During the years ended December 31, 2006, 2005 and 2004, approximately 15% (12% domestic), 18% (15% domestic) and 20% (17% domestic), respectively, of revenues were from one customer. At December 31, 2006, approximately 34% of accounts receivable were from four customers. At December 31, 2005 approximately 32% of accounts receivable were from two customers. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures, and for international receivables from distributors, the use of letters of credit and letters of guarantee.

NOTE L—SEGMENT INFORMATION

The Company’s predominant business is the design, development and distribution of athletic footwear. Substantially all of the Company’s revenues are from the sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and Other International operations. Certain reclassifications have been made in the 2005 and 2004 presentations to conform to the 2006 presentation. The following tables summarize segment information (in thousands):

	Year ended December 31,
	2006	2005	2004
Revenues from unrelated entities (1):
United States	$318,687	$380,478	$397,390
Europe	122,219	79,880	46,148
Other International	60,242	48,216	40,541

	$501,148	$508,574	$484,079

Inter-geographic revenues:
United States	$7,566	$5,617	$4,054
Europe	13	8	98
Other International	50,908	26,697	15,795

	$58,487	$32,322	$19,947

Total revenues:
United States	$326,253	$386,095	$401,444
Europe	122,232	79,888	46,246
Other International	111,150	74,913	56,336
Less inter-geographic revenues	(58,487)	(32,322)	(19,947)

	$501,148	$508,574	$484,079

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE L—SEGMENT INFORMATION—(Continued)

	Year ended December 31,
	2006	2005	2004
Operating profit:
United States (2)	$81,661	$94,835	$94,850
Europe	25,016	15,349	5,148
Other International (2)	7,584	8,092	7,697
Less corporate expenses (3)	(17,857)	(14,784)	(12,713)
Eliminations	3,282	3,726	3,976

	$99,686	$107,218	$98,958

Interest income:
United States	$6,367	$3,377	$837
Europe	336	76	90
Other International	324	80	134

Total interest income	7,027	3,533	1,061
Interest expense:
United States	19	2	17
Europe	—	38	3
Other International	3	160	3

Total interest expense	22	200	23

Interest income, net	$7,005	$3,333	$1,038

Income tax expense:
United States	$28,110	$33,524	$27,127
Europe	830	1,071	233
Other International	887	708	1,385

	$29,827	$35,303	$28,745

Provision for depreciation and amortization:
United States	$1,217	$1,203	$702
Europe	294	237	349
Other International	177	156	138

	$1,688	$1,596	$1,189

Capital expenditures:
United States	$8,227	$1,104	$997
Europe	1,028	143	103
Other International	174	238	224

	$9,429	$1,485	$1,324

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE L—SEGMENT INFORMATION—(Continued)

	December 31,
	2006	2005
Identifiable assets:
United States	$101,278	$108,587
Europe	50,971	24,264
Other International	22,593	18,572
Corporate assets and eliminations (4)	229,718	184,813

	$404,560	$336,236

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.

(2)	For the year ended December 31, 2004, operating profit includes impairment losses of $2,776,000 on the Royal Elastics trademark and goodwill, of which $1,632,000 and $1,144,000 of impairment losses were recognized in the United States segment and Other International segment, respectively.

(3)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology, human resources and legal which benefit the entire corporation and are not segment/region specific. The increase in corporate expenses during the years ended December 31, 2006 and 2005 is due to an increase in legal expenses in connection with pursuing a lawsuit to protect our trademarks.

(4)	Corporate assets include cash and cash equivalents, investments and intangible assets.

NOTE M—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2006 and 2005 follows (in thousands except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2006
Revenues	$149,984	$124,196	$133,135	$93,833	$501,148
Gross profit	69,623	61,650	63,353	42,587	237,213
Net earnings	24,910	20,334	20,950	10,670	76,864
Earnings per share
Basic net earnings	$0.73	$0.59	$0.61	$0.31	$2.23
Diluted net earnings	0.70	0.58	0.59	0.30	2.17
2005
Revenues	$153,143	$126,474	$136,668	$92,289	$508,574
Gross profit	71,983	58,826	63,568	42,985	237,362
Net earnings	25,864	16,765	21,062	11,557	75,248
Earnings per share
Basic net earnings	$0.75	$0.49	$0.62	$0.34	$2.20
Diluted net earnings	0.72	0.47	0.59	0.33	2.11

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2006 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and “Management’s Report on Internal Control Over Financial Reporting” on pages 33 and 34, respectively.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information disclosed in Part I under the heading “Executive Officers of the Registrant,” the information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 22, 2007 to be filed with the S.E.C. within 120 days after December 31, 2006 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 22, 2007 to be filed with the S.E.C. within 120 days after December 31, 2006 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 22, 2007 to be filed with the S.E.C. within 120 days after December 31, 2006 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 22, 2007 to be filed with the S.E.C. within 120 days after December 31, 2006 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 22, 2007 to be filed with the S.E.C. within 120 days after December 31, 2006 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on October 1, 2004)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

3.3	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 18, 2006)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.14	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.15	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.16	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.17	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.18	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.19	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.20	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) Schedules

Page
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	65

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

February 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	STEVEN NICHOLS Steven Nichols	Chairman of the Board, President and Chief Executive Officer	February 21, 2007

/s/	GEORGE POWLICK George Powlick	Vice President Finance, Chief Operating Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Director	February 21, 2007

/s/	LAWRENCE FELDMAN Lawrence Feldman	Director	February 21, 2007

/s/	STEPHEN FINE Stephen Fine	Director	February 21, 2007

/s/	DAVID LEWIN David Lewin	Director	February 21, 2007

/s/	MARK LOUIE Mark Louie	Director	February 21, 2007

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B			Column C			Column D		Column E
Additions
Description	Balance at Beginning of Period			Charged to Costs and Expenses	Charged to Other Accounts		Write-offs and Deductions, Net		Balance at End of Period
Allowance for bad debts	(2006 (2005 (2004	) ) )	$1,924 2,009 2,079	$233 223 2,302	$	— — —	$(24 (308 (2,372	) ) )	$2,133 1,924 2,009

Allowance for inventories	(2006 (2005 (2004	) ) )	$2,465 2,759 3,228	$4,098 2,353 3,393	$	— — —	$(2,360 (2,647 (3,862	) ) )	$4,203 2,465 2,759

Allowance for sales returns	(2006 (2005 (2004	) ) )	$1,951 2,376 541	$15,420 14,259 7,463	$	— — —	$(14,104 (14,684 (5,628	) ) )	$3,267 1,951 2,376

EXHIBIT INDEX

Exhibit

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002