Form 10-Q
period 2007-03-31
K SWISS INC
filed 2007-04-26
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at April 25, 2007:

Class A	26,546,934
Class B	8,100,128

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$264,713	$260,229
Accounts receivable, less allowance for doubtful accounts of $2,321 and $2,133 as of March 31, 2007 and December 31, 2006, respectively	59,677	40,988
Inventories	56,111	59,178
Prepaid expenses and other current assets	5,506	8,005
Deferred taxes	3,864	5,040

Total current assets	389,871	373,440
PROPERTY, PLANT AND EQUIPMENT, net	19,843	15,831
OTHER ASSETS
Intangible assets (Note 3)	4,700	4,700
Deferred taxes	3,518	2,970
Other	8,093	7,619

	16,311	15,289

	$426,025	$404,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$12,872	$12,262
Accrued income taxes	1,434	1,440
Accrued liabilities	38,722	35,360

Total current liabilities	53,028	49,062
OTHER LIABILITIES	11,480	9,595
STOCKHOLDERS’ EQUITY (Notes 4 and 5)
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 28,814,095 shares issued, 26,546,934 shares outstanding and 2,267,161 shares held in treasury at March 31, 2007 and 28,764,194 shares issued, 26,507,033 shares outstanding and 2,257,161 shares held in treasury at December 31, 2006	288	288
Class B – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,100,128 shares at March 31, 2007 and at December 31, 2006	81	81
Additional paid-in capital	52,555	51,370
Treasury Stock	(55,930)	(55,661)
Retained earnings	356,264	342,575
Accumulated other comprehensive earnings -
Foreign currency translation	9,452	8,965
Net loss on hedge derivatives	(1,193)	(1,715)

	361,517	345,903

	$426,025	$404,560

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Dollar amounts and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues (Note 6)	$122,568	$149,984
Cost of goods sold	65,020	80,361

Gross profit	57,548	69,623
Selling, general and administrative expenses	36,877	34,426

Operating profit	20,671	35,197
Interest income, net	2,211	1,301

Earnings before income taxes	22,882	36,498
Income tax expense	4,885	11,588

NET EARNINGS	$17,997	$24,910

Earnings per common share (Note 2)
Basic	$0.52	$0.73

Diluted	$0.51	$0.70

Weighted average number of shares outstanding (Note 2)
Basic	34,623	34,257

Diluted	35,481	35,341

Dividends declared per common share	$0.05	$0.05

Net Earnings	$17,997	$24,910
Other comprehensive earnings (loss) –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the three months ended March 31, 2007 and 2006, respectively	487	463
Change in deferred gain (loss) on hedge derivatives, net of income taxes of $0 and $0 for the three months ended March 31, 2007 and 2006, respectively	522	(909)

Comprehensive Earnings	$19,006	$24,464

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$17,997	$24,910
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	455	397
Net loss on disposal of property, plant and equipment	17	2
Deferred income taxes	627	1,576
Stock-based compensation	579	648
Excess income tax benefit of stock-based compensation	(317)	(744)
Increase in accounts receivable	(18,541)	(38,695)
Decrease in inventories	3,451	7,574
Decrease in prepaid expenses and other assets	2,070	4,176
Increase (decrease) in accounts payable and accrued liabilities	3,584	(3,844)

Net cash provided by (used in) operating activities	9,922	(4,000)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,467)	(1,115)

Net cash used in investing activities	(4,467)	(1,115)
Cash flows from financing activities:
Repurchase of stock	(269)	(289)
Payment of dividends	(1,733)	(1,716)
Excess income tax benefit of stock-based compensation	317	744
Proceeds from stock options exercised	289	421

Net cash used in financing activities	(1,396)	(840)
Effect of exchange rate changes on cash	425	125

Net increase (decrease) in cash and cash equivalents	4,484	(5,830)
Cash and cash equivalents at beginning of period	260,229	197,464

Cash and cash equivalents at end of period	$264,713	$191,634

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$12
Income taxes	$390	$649

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006 have been included for the periods presented. The results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006. Certain reclassifications have been made in the 2006 presentation to conform to the 2007 presentation.

2.	Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share (“EPS”) computations (shares in thousands):

	Three Months Ended March 31,
	2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,623	$0.52	34,257	$0.73
Effect of Dilutive Stock Options	858	(0.01)	1,084	(0.03)

Diluted EPS	35,481	$0.51	35,341	$0.70

The following options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Options to purchase shares of common stock (in thousands)	133	70
Exercise prices	$31.51 – $35.89	$30.42 – $34.66
Expiration dates	February 2015 – February 2017	February 2015 – November 2015

3.	Intangible Assets

Intangible assets are as follows (in thousands):

	March 31, 2007	December 31, 2006
Goodwill	$4,618	$4,618
Trademarks	2,761	2,761
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$4,700	$4,700

There were no changes in the carrying amount of goodwill and intangible assets during the three months ended March 31, 2007 and 2006. The Company has performed the annual reassessment and impairment test as of January 1, 2007 to determine whether goodwill and intangible assets were impaired and determined there was no impairment.

4.	Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 creates a single model to address the accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

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

Any tax position recognized would be an adjustment to the effective tax rate. FIN No. 48 allows the Company to prospectively change its accounting policy as to where interest expense and penalties on income tax liabilities are classified. Effective January 1, 2007, the Company changed its accounting policy and began to classify interest expense and penalties on tax liabilities in income tax expense on its Consolidated Statement of Earnings. Prior to January 1, 2007, interest expense and penalties were recognized as a reduction to net interest income and an increase to selling, general and administrative expenses, respectively, in the Company’s Consolidated Statement of Earnings. For federal tax purposes, the Company’s 2003 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

Upon the adoption of FIN No. 48, the Company recognized an adjustment to beginning retained earnings of $2,575,000 and an adjustment to tax liability relating to FIN No. 48 of $3,365,000, which includes interest of $270,000.

5.	Stockholders’ Equity

Under its stock repurchase program, the Company purchased 10,000 shares of Class A Common Stock during the three months ended March 31, 2007 for a total expenditure of approximately $269,000. In the first quarter of 2007, the Company adopted FIN No. 48 and in accordance with FIN No. 48, recorded a cumulative effect adjustment of $2,575,000 to beginning retained earnings.

6.	Segment Information

The Company’s predominant business is the design, development and distribution of athletic footwear. Substantially all of the Company’s revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and Other International operations. The following tables summarize segment information (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues from unrelated entities (1):
United States	$62,383	$103,384
Europe	41,747	32,676
Other International	18,438	13,924

	$122,568	$149,984

Inter-geographic revenues:
United States	$2,484	$1,947
Europe	1	2
Other International	12,911	14,068

	$15,396	$16,017

Total revenues:
United States	$64,867	$105,331
Europe	41,748	32,678
Other International	31,349	27,992
Less inter-geographic revenues	(15,396)	(16,017)

	$122,568	$149,984

Operating profit:
United States	$13,703	$27,160
Europe	10,300	9,142
Other International	1,993	1,722
Less corporate expenses (2)	(4,036)	(4,042)
Eliminations	(1,289)	1,215

	$20,671	$35,197

	March 31, 2007	December 31, 2006
Identifiable assets:
United States	$109,340	$101,278
Europe	60,634	50,971
Other International	25,583	22,593
Corporate assets and eliminations (3)	230,468	229,718

	$426,025	$404,560

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.

(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology, human resources and legal which benefit the entire corporation and are not segment/region specific.

(3)	Corporate assets include cash and cash equivalents and intangible assets.

During the three months ended March 31, 2007 and 2006 approximately 14% and 19%, respectively, of revenues were attributable to one customer.

7.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 creates a single definition of fair value, along with a conceptual framework to measure fair value, and to increase the consistency and the comparability in fair value measurements and in financial statement disclosures.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities – Including an Amendment to FASB Statement No. 115.” SFAS No. 159 improves financial reporting by giving entities the opportunity to mitigate earnings volatility by electing to measure related financial assets and liabilities at fair value rather than using different measurement attributes. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. Upon initial adoption, differences between the fair value and carrying amount should be included as a cumulative-effect adjustment to beginning retained earnings.

SFAS Nos. 157 and 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. Earlier application is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007. The Company will not early adopt SFAS Nos. 157 and 159 and is currently assessing the impact of implementing SFAS Nos. 157 and 159 on its financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of: our training shoe line, our new Limited Edition product, our basketball shoe line, our classic and non-performance product, Royal Elastics footwear (including the L.A.M.B. product) and our apparel product; demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; inadvertent and nonwillful infringement on others’ trademarks, patents and other intellectual property; difficulties in implementing, operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in implementing SAP information management software; interruptions in data and communication systems; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

K•Swiss (the “Company,” “we,” “us,” and “our”) operates in a very competitive and rapidly changing environment. New risk factors can arise from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Overview

Our total revenues decreased 18.3% in the three months ended March 31, 2007 from the three months ended March 31, 2006. Our overall gross profit margins, as a percentage of revenues, increased to 47.0% for the three months ended March 31, 2007 compared to 46.4% for the three months ended March 31, 2006, as a result of product mix changes and international sales becoming a larger portion of revenue. Our selling, general and administrative expenses increased to 30.1% of revenues for the three months ended March 31, 2007 from 23.0% of revenues for the three months ended March 31, 2006 due mainly to increases in compensation and compensation related expenses and advertising. At March 31, 2007, our total futures orders with start ship dates from April through September 2007 were $172,192,000, a decrease of 19.8% from March 31, 2006. Of this amount, domestic futures orders were $88,719,000, a decrease of 37.9%, and international futures orders were $83,473,000, an increase of 16.0%. Net earnings and net earnings per diluted share for the first quarter of 2007 decreased 27.8% and 27.1%, respectively, to $17,997,000, or $0.51 per diluted share, compared with $24,910,000, or $0.70 per diluted share, in the prior-year period.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the consolidated statements of earnings relative to revenues.

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of goods sold	53.0	53.6
Gross profit	47.0	46.4
Selling, general and administrative expenses	30.1	23.0
Interest income, net	1.8	0.9
Earnings before income taxes	18.7	24.3
Income tax expense	4.0	7.7
Net earnings	14.7	16.6

Revenues

K•Swiss brand revenues decreased to $118,595,000 for the three months ended March 31, 2007 from $147,111,000 for the three months ended March 31, 2006, a decrease of $28,516,000 or 19.4%. The decrease for the three months ended March 31, 2007 was the result of a decrease in the volume of footwear sold offset by higher average wholesale prices per pair. The volume of footwear sold decreased to 4,178,000 pair for the three months ended March 31, 2007, from 5,443,000 pair for the three months ended March 31, 2006. The decrease in the volume of footwear sold for the three months ended March 31, 2007 was primarily the result of decreased sales of the training, Classic and children’s categories of 33.1%, 26.3% and 18.3%, respectively, offset by increased sales of the tennis category of 4.5%. This decrease in volume for the three months ended March 31, 2007 was offset by a higher average wholesale price per pair of $27.63 for the three months ended March 31, 2007 from $26.47 for the three months ended March 31, 2006, an increase of 4.4%, which resulted from a mix of sales.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Three Months Ended March 31,
	2007	2006	% Change
Domestic
K•Swiss brand	$61,435	$102,642	(40.1%)
Royal Elastics brand	948	742	27.8%

Total domestic	$62,383	$103,384	(39.7%)

International
K•Swiss brand	$57,160	$44,469	28.5%
Royal Elastics brand	3,025	2,131	42.0%

Total international	$60,185	$46,600	29.2%

Total Revenues	$122,568	$149,984	(18.3%)

Customer acceptance of our domestic product has been weak and is likely to continue for the near term. We have recently hired several individuals in product design and management; however, it will take additional time for the full impact of the contribution of these individuals to affect our business.

Gross Margin

Overall gross profit margins, as a percentage of revenues, increased to 47.0% for the three months ended March 31, 2007, from 46.4% for the three months ended March 31, 2006. Gross profit margin for the three months ended March 31, 2007 was affected by product mix changes and international sales becoming a larger portion of revenues. Our gross margins may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased to $36,877,000 (30.1% of revenues) for the three months ended March 31, 2007, from $34,426,000 (23.0% of revenues) for the three months ended March 31, 2006, an increase of $2,451,000 or 7.1%. The increase in selling, general and administrative expenses during the three months ended March 31, 2007 was the result of increases in compensation and compensation related expenses and advertising for the three months ended March 31, 2007. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, increased 9.0% primarily due to an increase in headcount, offset by a decrease in bonus/incentive related expenses that were calculated in accordance with our bonus formula under our Economic Value Added incentive program. Advertising expenses increased 3.5% mainly due to an increase in our international advertising as part of a strategic effort to drive higher revenues, offset by a decrease in domestic advertising expenses from an effort to reduce costs as a result of declining domestic revenues. Corporate expenses during the three months ended March 31, 2007 were comparable to those recognized during the three months ended March 31, 2006.

Interest, Other and Taxes

Overall net interest income was $2,211,000 (1.8% of revenues) for the three months ended March 31, 2007, compared to $1,301,000 (0.9% of revenues) for the three months ended March 31, 2006, representing an increase of $910,000 for the three months ended March 31, 2007 compared to the same prior year period. This increase in net interest income was the result of higher average interest rates and higher average balances during the three months ended March 31, 2007.

Our effective tax rate was 21.3% and 31.7% for the three months ended March 31, 2007 and 2006, respectively. Starting January 1, 2005, provision has not been made for United States income taxes on earnings of selected international subsidiary companies as these are intended to be permanently invested. The decrease in the effective tax rate was mainly due to our geographic mix of sales, as international sales have become a larger portion of revenues, with these subsidiaries being profitable and to an increase in our tax-exempt interest income.

Net earnings decreased 27.8% to $17,997,000, or $0.51 per share (diluted earnings per share), for the three months ended March 31, 2007 from $24,910,000, or $0.70 per share (diluted earnings per share) for the three months ended March 31, 2006.

Adoption of FIN No. 48

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 creates a single model to address the accounting for the uncertainty in income tax positions and also prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

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

Any tax position recognized would be an adjustment to the effective tax rate. FIN No. 48 allows the Company to prospectively change its accounting policy as to where interest expense and penalties on income tax liabilities are classified. Effective January 1, 2007, the Company changed its accounting policy and began to classify interest expense and penalties on tax liabilities in income tax expense on its Consolidated Statement of Earnings. Prior to January 1, 2007, interest expense and penalties were recognized as a reduction to net interest income and an increase to selling, general and administrative expenses, respectively, in the Company’s Consolidated Statement of Earnings. For federal tax purposes, the Company’s 2003 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

Upon the adoption of FIN No. 48, the Company recognized an adjustment to beginning retained earnings of $2,575,000 and an adjustment to tax liability relating to FIN No. 48 of $3,365,000, which includes interest of $270,000.

Backlog

At March 31, 2007 and 2006 total futures orders with start ship dates from April 2007 and 2006 through September 2007 and 2006 were approximately $172,192,000 and $214,723,000, respectively, a decrease of 19.8%. The 19.8% decrease in total futures orders is comprised of a 28.4% decrease in the second quarter 2007 futures orders and a 9.2% decrease in the third quarter 2007 futures orders. At March 31, 2007 and 2006, domestic futures orders with start ship dates from April 2007 and 2006 through September 2007 and 2006 were approximately $88,719,000 and $142,770,000, respectively, a decrease of 37.9%. At March 31, 2007 and 2006, international futures orders with start ship dates from April 2007 and 2006 through September 2007 and 2006 were approximately $83,473,000 and $71,953,000, respectively, an increase of 16.0%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. We believe our rate of customer cancellations of domestic orders approximates industry averages for similar companies. Customers may also reject nonconforming goods. To date, we believe we have not experienced returns of our products or bad debts of our customers materially in excess of industry averages for similar companies.

Liquidity and Capital Resources

We experienced net cash inflows of approximately $9,922,000 from our operating activities during the three months ended March 31, 2007 compared to net cash outflows of approximately $4,000,000 from our operating activities during the three months ended March 31, 2006. The increase in operating cash inflows from the prior year is due primarily to changes in accounts receivables and accounts payable and accrued liabilities, offset by changes in inventories and prepaid expenses and other assets as well as a decrease in net earnings.

We had net outflows of cash from our investing activities for the three months ended March 31, 2007 and 2006 due to the purchase of property, plant and equipment. The increase in investment in 2007 is due to the implementation of SAP information management software. During 2007 and over the next few years we will continue our implementation of SAP information management software in our domestic and international operations.

We had net outflows of cash from our financing activities for the three months ended March 31, 2007 and 2006 primarily due to the payment of cash dividends and to the purchase of our outstanding stock under our current stock repurchase program, partially offset by proceeds from stock options exercised.

On October 26, 2004, the Board of Directors authorized a stock repurchase program to supplement prior stock repurchase programs, which allows us to repurchase through December 2009 up to an additional 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. We adopted this program because we believe repurchasing our shares can be a good use of excess cash depending on our array of alternatives. From August 1996 through April 25, 2007 (the day prior to the filing of the Form 10-Q) we have purchased an aggregate of 25.3 million shares at an aggregate cost totaling approximately $164,499,000 (at an average price of $6.50 per share) under all of our stock repurchase programs. See Part II – Other Information, Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

No other material capital commitments existed at March 31, 2007. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2007. At March 31, 2007 and December 31, 2006 there was no funded debt. At March 31, 2007 we were in compliance with all relevant covenants under our credit facilities. We did not enter into off-balance sheet arrangements during the three months ended March 31, 2007 or 2006, nor did we have any off-balance sheet arrangements outstanding at March 31, 2007 or 2006.

Our working capital increased $12,465,000 to $336,843,000 at March 31, 2007 from $324,378,000 at December 31, 2006. Working capital increased during the three months ended March 31, 2007 mainly due to an increase in accounts receivable offset by decreases in inventory and prepaid expenses and other assets and an increase in accrued liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which Item 7A is hereby incorporated by reference.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2007 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which Item 1A is hereby incorporated by reference.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the first quarter of 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
January 1 through January 31, 2007	—	$—	—	4,075,745 shares
February 1 through February 28, 2007	—	—	—	4,075,745 shares
March 1 through March 31, 2007	10,000	26.95	10,000	4,065,745 shares

Total	10,000	$26.95	10,000	4,065,745 shares

(1)	In October 2004, the Board of Directors approved a 5,000,000 share repurchase program. This program expires in December 2009. The Company repurchased these shares on the open market.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on October 1, 2004)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

3.3	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 18, 2006)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 filed with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007

10.15	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.16	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.17	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.18	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.19	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.20	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.21	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: April 25, 2007	By:	/s/ George Powlick
George Powlick, Vice President Finance, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002