Form 10-K
period 2007-12-31
K SWISS INC
filed 2008-02-26
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file Number     0-18490

K•SWISS INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4265988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

31248 Oak Crest Drive, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (818) 706-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes  ☒  No

The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the Class A Common Stock on the Nasdaq Global Select Market on such date was $754,532,976.

The number of shares of the Registrant’s Class A Common Stock outstanding at February 25, 2008 was 26,698,572 shares. The number of shares of the Registrant’s Class B Common Stock outstanding at February 25, 2008 was 8,059,524 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2008 Annual Stockholders Meeting are incorporated by reference into Part III.

K·SWISS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.   Business

Company History and General Strategy

K•Swiss Inc. (the “Company,” “K•Swiss,” “we,” “us” and “our”) designs, develops and markets an array of athletic footwear for high performance sports use, fitness activities and casual wear under the K•Swiss brand. We also design and manufacture footwear under the Royal Elastics brand. Royal Elastics, a wholly owned subsidiary, is a leading innovator of slip-on, laceless footwear. Sales of Royal Elastics brand were not significant during 2007.

K•Swiss was founded in 1966 by two Swiss brothers, who introduced one of the first leather tennis shoes in the United States. The shoe, the K•Swiss “Classic,” has remained relatively unchanged from its original design, and accounts for a significant portion of our sales. The Classic has evolved from a high-performance shoe into a casual, lifestyle shoe. In our marketing, we have consistently emphasized our commitment to produce products of high quality and enduring style and we plan to continue to emphasize the high quality and classic design of our products as we introduce new models of athletic footwear.

On December 30, 1986, K•Swiss was purchased by an investment group led by our current Chairman of the Board and President, Steven Nichols. Thereafter we recruited experienced management and reduced manufacturing costs by increasing offshore production and entering into new, lower cost purchasing arrangements. Our products are manufactured to our specifications by overseas suppliers predominately in the People’s Republic of China (“China”). In June 1991 and September 1992, we established operations in Taiwan and Europe, respectively, to broaden our distribution on a global scale.

In November 2001, we acquired the worldwide rights and business of Royal Elastics (“Royal Elastics”), an Australian-based designer and manufacturer of elasticated footwear. The purchase excluded distribution rights in Australia, which were retained by Royal Management Pty, Ltd. In the third quarter of 2005, Royal Elastics launched a new collection that is part of a long-term licensing partnership with L.A.M.B.

The discussion during the remainder of this Item 1, other than discussion relating to backlog, trademarks and patents, and employees, relates solely to the K•Swiss brand.

K•Swiss is a corporation that was organized under the laws of the State of Delaware on April 16, 1990. The Company is successor in interest to K•Swiss Inc., a Massachusetts corporation, which in turn was successor in interest to K•Swiss Inc., a California corporation. Unless the context otherwise indicates, the terms “we,” “us,” “K•Swiss” and the “Company” as used herein refers to K•Swiss Inc. and its consolidated subsidiaries.

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

Presently, we compete in the Classic category (casual), training, basketball, tennis and children’s footwear. We will begin to offer product in the higher end priced running category in 2008. Each product category has certain styles designated as core products. Our core products offer style continuity and often include on-going improvement. We believe our core product program is a critical factor in attempting to achieve our goal of becoming the “retailers’ most profitable vendor.” The core program tends to minimize retailers’ markdowns and maximizes the effectiveness of marketing expenditures because of longer product life cycles.

The following table summarizes our K•Swiss brand footwear by categories and sets forth the approximate contribution to revenues (in dollars and as a percentage of revenues) attributable to each footwear category for the periods indicated. All footwear categories include both men’s (approximately 56% of 2007 revenues) and women’s (approximately 25% of 2007 revenues) sales. Most styles within each footwear category are offered in men’s, women’s and children’s.

	Revenues (1)
	Year Ended December 31,
	2007		2006		2005
K•Swiss Footwear Category	$	%	$	%	$	%
	(Dollar amounts in thousands)
Classic	$267,362	69%	$337,282	70%	$339,123	69%
Tennis/Court	25,854	7	23,254	5	24,231	5
Training	19,822	5	28,742	6	33,911	7
Children’s	69,732	18	89,103	18	91,842	18
Other (2)	4,650	1	4,582	1	4,711	1

Total	$387,420	100%	$482,963	100%	$493,818	100%

Domestic (3)	$194,949	50%	$313,411	65%	$374,181	76%

Foreign (3)	$192,471	50%	$169,552	35%	$119,637	24%

(1)	For purposes of this table, revenues do not include other domestic income and fees earned on sales by foreign licensees and distributors.

(2)	Other consists of apparel, accessories, sport sandals and blemished shoes.

(3)	Included in “Total.”

During 2007, the Foot Locker group of stores and affiliates accounted for approximately 13% of K•Swiss revenues. See Note K to our Consolidated Financial Statements. No other customer accounted for more than 10% of total revenues during this period.

Footwear

Our product line through 1987 was primarily the Classic. The Classic was originally developed in 1966 as a high-performance tennis shoe. Since that time, the Classic has become a popular casual shoe. The upper of the Classic includes only three separate pieces of leather, which allows for a relatively simple manufacturing process and yields a product with few seams. This simple construction improves the shoe’s comfort, fit and durability. We have from time to time incorporated certain technical advances in materials and construction, but the Classic has remained relatively unchanged in style since 1966. In 2000, we launched the Classic Luxury Edition, which sells for slightly more than the original version.

The Classic, fueled by new products, has evolved into a category of shoes referred to as the Classic category. The Classic category is comprised of the Classic original, as described above, and its derivatives, and other casual athletic styles.

The Classic originals segment contains shoes that we intend to carry in our product assortment for several years. They generally have shoe characteristics such as d-rings and five stripes, and, because they are multiple season shoes, we maintain significant inventory positions of this segment. Significant inventory positions allow for effective electronic data interchange programs with retailers that fit into our strategy of attempting to become the retailers’ most profitable vendor. The other casual athletic styles category includes the K•S Collection which is comprised of shoes offered for several seasons which generally do not contain d-rings and have diffused or no stripes. Sometimes inventory is maintained on these products. Other casual athletic styles also includes the Limited Edition segment which is generally meant as a one-season offering as they are generally fashionable type shoes that are purchased from factories based only on futures orders received from retailers.

In 2000, we entered the training performance category to compete with moderately priced running shoes and moderately priced cross training shoes. In 2004, we entered the basketball category, which is included in the training category in the above table. In 2008 we will enter the running category to compete with higher end priced running shoes targeted toward customers seeking high end running gear.

Apparel and Accessories

We market a limited line of K•Swiss branded apparel and accessories. The products are designed with the same classic strategies used in the footwear line. Classic styling allows us to appeal to a variety of markets, from consumers wanting performance apparel and accessories to upscale suburban consumers.

In 1999, we introduced a new 7.0 line of high tech tennis apparel to complement our performance 7.0 footwear. The product line continues to offer world-class apparel (skirts, shorts, tops, polos, dresses and warm-ups) for both men and women. Since 7.0’s introduction, we have added full collections of fitness, training and running apparel to round out the performance offering. In addition, we also offer a collection for the casual athletic consumer consisting of jackets, sweaters, sweatshirts, track jackets, tee shirts, caps, socks and bags.

The apparel line is distributed through better specialty stores, resorts and fitness centers, as well as, sporting goods chains and sporting goods dealers worldwide. The tennis apparel line is sold primarily through tennis specialty and tennis pro shops. We also outfit professional and celebrity figures which offers us global branding exposure.

Sales

We sell our products in the United States through our sales executives and independent sales representatives primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores. We also sell our products through our website which is increasingly becoming an important sales channel to us particularly in light of our limited distribution. We also sell our products to a number of foreign distributors. We now have sales offices or distributors throughout the world. In 1991 and 1992, we established sales offices, sales teams and distributors in Asia and Europe, respectively.

We believe the athletic and casual footwear industry experiences seasonal fluctuations, due to increased sales during certain selling seasons, including Easter, back-to-school and the year-end holiday season. We present full-line offerings for the Easter and back-to-school seasons, for delivery during the first and third quarters, respectively, but not for the year-end holiday season.

Financial information relating to international and domestic operations is presented as part of Item 8 of this report. See Note L to our Consolidated Financial Statements.

Marketing

Advertising and Promotion

We believe our strategy of designing products with longer life cycles and introducing fewer new models relative to our competition enhances the effectiveness of our advertising and promotions. Our current marketing strategy emphasizes distribution to retailers whose marketing strategies are consistent with our reputation for high quality and service. We have an integrated advertising plan with television, print, outdoor and on-line initiatives. Traditional media such as television and print is still a critical part of our media plan but outdoor and on-line mediums are becoming increasingly more important to our advertising strategy given the changing media landscape and consumer preferences.

The K•Swiss website (www.kswiss.com) was created in 1999 to provide consumers an opportunity to purchase our footwear, apparel and accessories online at prices competitive with our retailers and have the product shipped directly to them. Our website reflects the premium sport positioning of K•Swiss and leverages the assets of our advertising campaigns.

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

Domestic Marketing

Domestically, our marketing uses a variety of traditional media, including network and cable television and several sports, music and general interest/fashion magazines, as well as non-traditional media, including the internet, public relations, sports marketing, in-store merchandising and sponsorship.

Our footwear products are sold domestically through 38 independent regional sales representatives and 18 Company-employed sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These sales personnel sold to approximately 2,200, 2,600 and 2,700 separate accounts as of December 31, 2007, 2006 and 2005, respectively.

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

To expand the sales and marketing of our products into Europe, we opened our own office in the Netherlands in 1992. Our product is sold through Company employed sales managers, independent sales representatives and distributors. Our primary source of advertising is television advertisements and distributed through each region’s major network channels. Television advertising is supported by print media in fashion magazines and through other sources, such as in-store merchandising and local publicity events and sponsorships.

By the end of 2007, K•Swiss was working through 9 international subsidiaries and 16 distributors to market K•Swiss products in potentially 98 countries.

Distribution

We purchase footwear from independent manufacturers located predominantly in China. The time required to fill new orders placed by us with our manufacturers is approximately five months. Such footwear is generally shipped in ocean containers and delivered to our facilities.

We maintain 371,000 square feet of warehouse space at two leased facilities in Mira Loma, California. See “Item 2. Properties.” In some cases, large customers may receive containers of footwear directly from the manufacturer. We ship by package express or truck from California, depending upon the size of order, customer location and availability of inventory. Distribution to European customers and certain other European distributors is based out of the public distribution facilities for the Netherlands and United Kingdom offices. We generally arrange shipment of other international orders directly from our independent manufacturers.

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

Product Design and Development

We maintain offices in California, Taiwan and the Netherlands that include a staff of individuals responsible for the design and development of new styles for all global regions. This staff receives guidance from our management team in California, who meet regularly to review sales, consumer and market trends.

Manufacturing

In 2007, approximately 92% of our footwear products were manufactured in China, 6% in Thailand and 2% in Taiwan. Although we have no long-term manufacturing agreements and compete with other athletic shoe companies for production facilities (including companies that are much larger than us), we believe our relationships with our footwear producers are satisfactory and that we have the ability to develop, over time, alternative sources for our footwear. Our operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

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

During 2007, our apparel and accessory products were manufactured in China, Taiwan, Korea, Singapore, Macau, Hong Kong, Malaysia, Portugal and the United States by certain manufacturers selected by us.

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

Our footwear products entering the United States are subject to customs duties which range from 8.5% to 10.0% of factory cost on footwear made principally of leather, to duties on synthetic footwear ranging from 6.0% to 20.0% plus, for certain styles, $0.90 per pair, and duties on moderately priced textile footwear ranging from 20.0% to 37.5%. Our footwear products, manufactured in China, entering the European Union are subject to customs duties which range from 7.0% to 8.0% of landed cost on technical footwear made principally of leather, a duty rate of 16.9% for synthetic footwear and a duty rate ranging from 23.5% to 24.5% for leather footwear that is considered non-technical or has a landed cost of under €7.00. Our footwear products, manufactured in Thailand, entering the European Union are subject to customs duties which range from 3.5% to 4.5% of landed cost on technical footwear made principally of leather and a duty rate of 12.4% for synthetic footwear. Currently, approximately 99% of our footwear volume is derived from sales of leather footwear and approximately 1% of our footwear volume is derived from sales of synthetic and textile footwear.

A large portion of our imported products are manufactured in China. The United States government has expressed serious concern over the level of intellectual property rights protection and enforcement available in China and has initiated annual bilateral discussions with China through the Joint Commission on Commerce and Trade to address outstanding issues in these areas. The United States Trade Representative (“USTR”) has elevated China onto its Priority Watch List based on China’s alleged lack of compliance with commitments made as part of its accession to the World Trade Organization (“WTO”) relating to enforcement of intellectual property rights. The USTR has also initiated WTO dispute settlement proceedings against China challenging deficiencies in China’s legal regime for protecting and enforcing trademarks and copyrights. If the United States government takes action against China, the result of that action could, among other things, include the imposition of trade sanctions that could affect the ability of the Company to continue to import products from China.

Backlog

At December 31, 2007 and 2006, total futures orders with start ship dates from January through June 2008 and 2007 were approximately $147,805,000 and $168,872,000, respectively, representing a decrease of 12.5% at December 31, 2007. The 12.5% decrease in total futures orders is comprised of a 14.4% decrease in the first quarter 2008 futures orders and an 8.6% decrease in the second quarter 2008 futures orders. At December 31, 2007 and 2006, domestic futures orders with start ship dates from January through June 2008 and 2007 were approximately $50,758,000 and $83,954,000, respectively, representing a decrease of 39.5% at December 31, 2007. At December 31, 2007 and 2006, international futures orders with start ship dates from January through June 2008 and 2007 were approximately $97,047,000 and $84,918,000, respectively, representing an increase of 14.3% at December 31, 2007. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog.

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

We have increased our emphasis on product lines beyond our Classic model. In the past, we have introduced products in such highly competitive categories as court, boating, outdoor and children’s shoes and we plan to enter the higher end priced running category in 2008. See “Products.” There can be no assurance that we will penetrate these or other new markets or increase the market share we have established to date.

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

Trademarks and Patents

We utilize trademarks on all our products and believe our products are more marketable on a long-term basis when identified with distinctive markings. K•Swiss® is a registered trademark in the United States and certain other countries. Our name is not registered as a trademark in certain countries because of restrictions on registering names having geographic connotations. However, since K•Swiss is not a geographic name, we have often secured registrations despite such objections. Our shield emblem and the five-stripe design are also registered in the United States and certain foreign countries. The five-stripe design is not presently registered in some countries because it has been deemed ornamental by regulatory authorities. We selectively seek to register the names of our shoes, logos and the names given to certain of our technical and performance innovations, including Aosta® rubber and Shock Spring® cushioning. The ROYAL ELASTICS and Fleur de Lis trademarks used on Royal Elastics products are registered in many countries. Both marks are registered in the United States. We have obtained patents in the United States regarding the Bio Feedback® ankle support system, the Shock Spring® cushioning system incorporated into K•Swiss’ 7.0 System® performance tennis shoes and training line, the stability design incorporated into the Si-18® tennis shoe, and other features. We vigorously defend our trademarks and patent rights against infringement worldwide and employ independent security consultants to assist in such protection. To date, we are not aware of any significant counterfeiting problems regarding our products.

Employees

At December 31, 2007, we employed 243 persons in the United States, 221 persons in Korea, Singapore, Thailand, Taiwan and China, 97 persons in the United Kingdom, Germany, France, Italy and the Netherlands and 11 persons elsewhere.

Available Information

K•Swiss’ internet address is www.kswiss.com. We make available free of charge on or through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“S.E.C.”). Materials K•Swiss files with the S.E.C. may be read and copied at the S.E.C.’s Public Reference Room at Station Place, 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. This information may also be obtained by calling the S.E.C. at 1-800-SEC-0330. The S.E.C. also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the S.E.C. at www.sec.gov. The Company will provide a copy of any of the foregoing documents to stockholders upon request.

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

Our “futures” program allows our customers to order five months or more prior to delivery of product. Our current backlog position may not be indicative of future sales. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be cancelled by customers without financial penalty. Customers may also reject nonconforming goods. If we experience adverse developments in customer cancellations, product returns or bad debts of customers, such developments could have a material adverse impact on our business, financial condition or results of operations.

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

Our largest customer accounted for approximately 13% of our total revenues in 2007. While no other customer accounted for more than 10% of our total revenues in 2007, we do have other significant customers. The loss of any of these customers, or a significant reduction in our sales to any of such customers, could adversely affect our sales and results of operations. In addition, if any of such customers became insolvent or otherwise failed to pay its debts, it could have an adverse affect on our results of operations.

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

The prices that we are able to charge for our products depend on the type of product offered, the consumer and retailer response to the product and the prices charged by our competitors. To the extent that we are forced to lower our prices, our gross margins will be lower and our revenues and profitability may be adversely affected.

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

We operate offices and sell products in numerous countries outside the United States. In recent years, we have experienced revenue growth in international markets. Additionally, all of our footwear products are manufactured abroad and we have suppliers located in China, Taiwan and Thailand. Our athletic footwear sales and manufacturing operations are subject to the risks of doing business abroad. These risks include:

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

We depend upon independent manufacturers to manufacture our products in a timely and cost-efficient manner while maintaining specified quality standards. We also compete with other larger companies for production capacity of independent manufacturers that produce our products. We rely heavily on manufacturing facilities located in China. In 2007, 92% of our footwear manufacturing occurred in China. We also rely upon the availability of sufficient production capacity at our manufacturers. Delivery of product depends on many factors such as weather conditions, disruption of the transportation systems or shipping lines used by our suppliers, or uncontrollable factors such as natural disasters, epidemic diseases, terrorism and war. It is essential that our manufacturers deliver our products in a timely manner and in accordance with our quality standards because our orders are cancelable by customers if agreed-upon delivery windows are not met or products are not of agreed-upon quality. A failure by one or more of our manufacturers to meet established criteria for pricing, product quality or timely delivery could adversely impact our sales and profitability.

We rely on our warehouses and if there is a natural disaster or other serious disruption at any of these facilities, we may be unable to deliver product effectively to our customers.

We rely on warehouses in Mira Loma, California, Rotterdam, the Netherlands and Manchester, the United Kingdom. We also rely on the timely performance of services provided by third parties (i.e. Netherlands public distribution facility, freight delivery carriers) at these facilities. Any natural disaster or other serious disruption at either of these facilities due to fire, earthquake, flood, terrorist attack or any other natural or manmade cause could damage a portion of our inventory or impair our ability to use our warehouse as a docking location for product. Any of these occurrences could impair our ability to adequately supply our customers and negatively impact our operating results.

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

Our brands and designs are constantly at risk for counterfeiting and infringement of our intellectual property rights, and we find counterfeit products and products that infringe on our intellectual property rights in our markets as well as domain names that use our trade names or trademarks without our consent. We have not always been successful, particularly in some foreign countries, in combating counterfeit products and stopping infringements or other misappropriation of our intellectual property rights. Counterfeit and infringing products can cause us to lose significant sales and can also harm the integrity of our brands by associating our trademarks or designs with lesser quality or defective goods. Additionally, the scope of protection of our proprietary intellectual property rights can vary significantly from country to country, and can be quite narrow in some countries because of local law or practices. We may need to resort to litigation in the future to enforce our intellectual property rights. This litigation could result in substantial costs and may require the devotion of substantial resources.

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

At any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings. We have not recorded United States income tax expense on earnings of selected foreign subsidiary companies as these are intended to be permanently invested, thus reducing our overall income tax expense. The amount of earnings designated as permanently invested is based upon our expectations of the future cash needs of our subsidiaries. Income tax considerations are also a factor in determining the amount of earnings to be permanently invested. Because the declaration involves our future plans and expectations of future events, the possibility exists that amounts declared as permanently invested may ultimately be repatriated. This would result in additional income tax expense in the year we determined that amounts were no longer permanently invested.

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

At December 31, 2007, the Company’s President and Chairman of the Board, Steven Nichols, held approximately 93% of the voting power of our Class B Common Stock taken as a whole and approximately 70% of total voting power. This voting power would permit this stockholder to exert significant influence over the outcome of stockholder votes, including votes concerning the election of a certain class of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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

In 2008 and over the next few years we will continue our implementation of SAP information management software in our domestic and international operations. The implementation of such software could be delayed and we may encounter computer and operational complications in connection with such implementation that could have a material adverse effect on our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

In 1998, we moved into our headquarters facility in Westlake Village, California. This facility, which is owned by us, is approximately 50,000 square feet. We occupy approximately eighty-five percent of this facility and lease approximately fifteen percent of this facility.

We lease a 309,000 square foot distribution facility in Mira Loma, California. We use this facility as our main distribution center. The effective monthly commitment for this facility is approximately $91,000. We lease another 62,000 square feet in a separate facility in Mira Loma, California for additional storage and distribution. The effective monthly commitment for this facility is approximately $24,000 per month. In July 2006, we exercised an option under both leases to extend the term of the leases for three years until January 2010.

Item 3.   Legal Proceedings

The Company is, from time to time, a party to litigation which arises in the normal course of our business operations. We do not believe that we are presently a party to litigation which will have a material adverse effect on our business or operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of K•Swiss are as follows:

Name	Age at December 31, 2007	Position
Steven Nichols	65	Chairman of the Board and President
Edward Flora	56	Vice President-Operations
Lee Green	54	Corporate Counsel
David Nichols	38	Executive Vice President
George Powlick	63	Vice President-Finance, Chief Operating Officer, Chief Financial Officer, Secretary and Director
Kimberly Scully	40	Corporate Controller
Brian Sullivan	54	Vice President-National Accounts

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

K•Swiss Inc.’s Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers (now the Nasdaq Global Select Market) upon completion of our initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 2007 and 2006 as reported by Nasdaq were as follows:

	March 31,	June 30,	September 30,	December 31,
2007
Low	$26.75	$26.70	$21.57	$16.27
High	34.47	32.29	29.16	26.03
2006
Low	$27.81	$25.00	$22.54	$29.33
High	32.74	30.85	31.48	37.81

The Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol KSWS.

The number of stockholders of record of the Class A Common Stock on December 31, 2007 was 119. However, based on available information, we believe that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 8,500.

There is currently no established public trading market for our Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 2007 was 9.

Stock Price Performance Graph

The Stock Price Performance Graph below represents a comparison of the five year total return of K•Swiss Inc. Class A Common Stock, the NASDAQ Market Index and the Hemscott Industry Group 321 Index—Textile—Apparel Footwear and Accessories. The graph assumes $100 was invested on December 31, 2002 and dividends are reinvested for all years ending December 31.

Dividend Policy

The Board of Directors declared a quarterly dividend of 5 cents ($0.05) per share to all stockholders of record as of the close of business on the last day for all quarters of 2006 and 2007. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. We are currently limited in the extent to which we are able to pay dividends under our revolving credit agreement. See Note D to our Consolidated Financial Statements.

Purchases of Equity Securities

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the fourth quarter of 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Number of Shares that May Yet Be Purchased Under the Program (1)
October 1 through October 31, 2007	—	$—	—	4,060,745 shares
November 1 through November 30, 2007	—	—	—	4,060,745 shares
December 1 through December 31, 2007	—	—	—	4,060,745 shares

Total	—	$—	—	4,060,745 shares

(1)	In October 2004, the Board of Directors approved a 5,000,000 share repurchase program. This program expires in December 2009.

Item 6.   Selected Financial Data

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2007 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein. Certain reclassifications have been made in the 2006, 2005, 2004 and 2003 presentations to conform to the 2007 presentation.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Income Statement Data
Revenues	$410,432	$501,148	$508,574	$484,079	$429,162
Cost of goods sold	220,573	263,935	271,212	262,859	235,603

Gross profit	189,859	237,213	237,362	221,220	193,559
Selling, general and administrative expenses	157,498	137,527	130,144	122,262	106,267

Operating profit	32,361	99,686	107,218	98,958	87,292
Other income	5,232	—	—	—	—
Interest income, net	9,594	7,005	3,333	1,038	699

Earnings from continuing operations before income taxes	47,187	106,691	110,551	99,996	87,991
Income tax expense	8,114	29,827	35,303	28,745	34,199

Earnings from continuing operations	39,073	76,864	75,248	71,251	53,792
Loss from discontinued operations, less applicable income taxes (1)	—	—	—	—	(3,736)

Net earnings	$39,073	$76,864	$75,248	$71,251	$50,056

Earnings per share
Basic:
Earnings from continuing operations	$1.13	$2.23	$2.20	$2.04	$1.52
Loss from discontinued operations	—	—	—	—	(0.11)

Net earnings	$1.13	$2.23	$2.20	$2.04	$1.41

Diluted:
Earnings from continuing operations	$1.10	$2.17	$2.11	$1.96	$1.42
Loss from discontinued operations	—	—	—	—	(0.10)

Net earnings	$1.10	$2.17	$2.11	$1.96	$1.32

Dividends declared per common share	$0.20	$0.20	$0.175	$0.10	$0.04

Weighted average number of shares outstanding
Basic	34,705	34,401	34,220	34,917	35,396
Diluted (2)	35,472	35,378	35,626	36,433	37,913

Balance Sheet Data (at period end)
Current assets	$405,727	$373,440	$312,747	$271,613	$213,918
Current liabilities	50,401	49,062	46,924	53,044	36,532
Total assets	446,353	404,560	336,236	294,957	234,653
Total debt (3)	—	—	—	6,750	—
Stockholders’ equity	384,233	345,903	275,321	226,830	179,527

(1)	In the fourth quarter of 2003, the Company agreed with National Geographic to end our licensing agreement. Operations of the National Geographic brand have been accounted for as a discontinued operation.

(2)	Includes common stock and dilutive potential common stock (options).

(3)	Includes all interest-bearing debt and capital lease obligations, but excludes outstanding letters of credit ($1,831,000, $196,000, $675,000, $1,682,000 and $2,083,000 as of December 31, 2007, 2006, 2005, 2004 and 2003, respectively).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

K•Swiss (the “Company,” “K•Swiss,” “we,” “us,” and “our”) operates in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Overview

The Company designs, develops and markets athletic footwear for high performance sports use, fitness activities and casual wear under the K•Swiss brand, and also designs and manufactures footwear under the Royal Elastics brand. Royal Elastics is our wholly owned subsidiary. The categories of footwear we sell are explained in more detail in Part I, Item 1, under the subheading, “Products.” We market our products in the United States (through our sales executives and independent sales representatives) primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores. We also sell our products through our website and internationally through Company sales managers, independent sales representatives and a number of foreign distributors.

In 2007, approximately 92% of our footwear products were manufactured in China. We have no long-term manufacturing agreements, but we believe that our relationships with our producers are satisfactory and that we will have the ability to develop alternative sources for our footwear. Our operations could, however, be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

Because we record revenues when title passes and the risks and rewards of ownership have passed to the customer, our revenues may fluctuate in cases when our customers delay accepting shipment of products. Our total revenues decreased 18.1% in 2007 from 2006, due to a decrease in the volume of footwear sold offset by an increase in the average underlying wholesale price, and our overall gross profit margins, as a percentage of revenues, were 46.3% and 47.3% in 2007 and 2006, respectively. Our overall selling, general and administrative expenses also increased to 38.4% of revenues in 2007 from 27.4% of revenues in 2006.

Our selling, general and administrative expenses increased 14.5% in 2007 from 2006 due to the SAP implementation and on-going development related expenses incurred and increases in advertising expenses, compensation expenses, travel related expenses and sample development expenses, offset by a decrease in legal expenses.

In 2007, our largest single marketing expenditure was television. Our marketing campaign was run mainly on network and cable television, and was supported by sports, music and general interest/fashion magazines. Our domestic independent sales representatives sold to approximately 2,200 separate accounts as of December 31, 2007 (down from 2,600 as of December 31, 2006). Internationally, by the end of 2007, we were working through 9 international subsidiaries and 16 distributors to market our products in potentially 98 countries. Also, during 2007, the Foot Locker group of stores and its affiliates accounted for approximately 13% of total revenues, down from 15% during 2006.

Other income for 2007 consisted of a reversal of an estimate of our underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2005 of $5,232,000.

At December 31, 2007, our total futures orders with start ship dates from January through June 2008 were $147,805,000, a decrease of 12.5% from the comparable period of the prior year. Of this amount, domestic futures orders were $50,758,000, a decrease of 39.5%, and international futures orders were $97,047,000, an increase of 14.3%. Notwithstanding the foregoing, we recognize that the athletic footwear industry is highly competitive. Several makers of footwear with whom we compete have substantially greater financial, distribution and marketing resources as well as greater brand awareness than us.

Net earnings and net earnings per diluted share for 2007 decreased 49.2% and 49.3%, respectively, to $39,073,000, or $1.10 per diluted share, compared with $76,864,000, or $2.17 per diluted share, in 2006.

In 2007, we had a net cash inflow of approximately $42,515,000 from operating activities and a net cash outflow of $10,485,000 from investing activities due to the net purchase of property, plant and equipment. We anticipate future cash needs for principal repayments required pursuant to any borrowings under our lines of credit and, depending on future growth, additional funds may be required by operating activities.

There was no debt outstanding at December 31, 2007 and 2006 and our working capital increased $30,948,000 to approximately $355,326,000 at December 31, 2007 from $324,378,000 at December 31, 2006.

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

On an on-going basis, we evaluate our estimates, including those related to the carrying value of inventories, realizability of outstanding accounts receivable, sales returns and allowances, and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions. See “Results of Operations – 2007 Compared to 2006 – Other Income, Interest and Taxes,” for discussion regarding the estimate and settlement of underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2005.

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

Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivables and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate potential losses based on our knowledge of the financial condition of certain customers and historical level of credit losses, as well as an assessment of the overall retail conditions. Historically, losses have been within our expectations. If the financial condition of our customers were to change, adjustments may be required to these estimates. Furthermore, we provide for estimated losses resulting from differences that arise from the gross carrying value of our receivables and the amounts which customers estimate are owed to us. The settlement or resolution of these differences could result in future changes to these estimates.

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

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We evaluate uncertain tax positions and recognize the benefit/exposure of those positions if it meets the more-likely-than-not threshold. Any tax position recognized is an adjustment to the effective tax rate. Also, at any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings.

We have not recorded United States income tax expense on earnings of selected subsidiary companies as these are intended to be permanently invested, thus reducing our overall income tax expense. The amount of earnings designated as permanently invested is based upon our expectations of the future cash needs of our subsidiaries. Income tax considerations are also a factor in determining the amount of earnings to be permanently invested. Because the declaration involves our future plans and expectations of future events, the possibility exists that amounts declared as permanently invested may ultimately be repatriated. This would result in additional income tax expense in the year we determined that amounts were no longer permanently invested.

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

	Year ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	53.7	52.7	53.3
Gross profit	46.3	47.3	46.7
Selling, general and administrative expenses	38.4	27.4	25.6
Other income	1.3	—	—
Interest income, net	2.3	1.4	0.6
Earnings before income taxes	11.5	21.3	21.7
Income tax expense	2.0	6.0	6.9
Net earnings	9.5	15.3	14.8

2007 Compared to 2006

Revenue and Gross Margin

Total revenues decreased 18.1% to $410,432,000 in 2007 from $501,148,000 in 2006. This decrease was attributable to a decrease in the volume of footwear sold, offset by an increase in the average underlying wholesale price per pair. The volume of footwear sold decreased 23.1% to 14,195,000 pair in 2007 from 18,461,000 pair in 2006. The average wholesale price per pair was $28.05 in 2007 and $26.53 in 2006, an increase of 5.7%.

Domestic revenues decreased 36.5% to $202,375,000 in 2007 from $318,687,000 in 2006. International product revenues increased 13.6% in 2007 to $202,532,000 from $178,307,000 in 2006.

Fees earned by the Company on sales by foreign licensees and distributors were $5,525,000 for 2007 and $4,154,000 for 2006, an increase of 33.0%. International revenues, as a percentage of total revenues, increased to 50.7% in 2007 from 36.4% in 2006.

Customer acceptance of our domestic product has been weak and is likely to continue for the near term. During late 2006/early 2007, we hired several individuals in product design and management, however, it will take additional time for the full impact of the contribution of these individuals to affect our business.

K•Swiss brand revenues decreased 19.4% to $394,540,000 in 2007 from $489,271,000 in 2006. This decrease was the result of a decrease in the volume of footwear sold, offset by higher average wholesale prices per pair. The volume of footwear sold decreased 24.1% to 13,750,000 pair in 2007 from 18,126,000 pair in 2006. The average wholesale price per pair was $27.84 in 2007 and $26.40 in 2006, an increase of 5.5%, which resulted from product mix changes and international sales becoming a larger portion of revenues. The decrease in volume of footwear sold for the year ended December 31, 2007 was due to decreased sales of training, children’s, Classic and tennis categories of 28.1%, 25.6%, 24.4% and 4.7%, respectively.

Royal Elastics brand revenues increased 33.8% to $15,892,000 in 2007 (36% domestic) from $11,877,000 in 2006 (26% domestic) as a result of increased sales of L.A.M.B. product and increased international sales.

We believe the athletic and casual footwear industry experiences seasonal fluctuations, due to increased sales during certain selling seasons, including Easter, back-to-school and the year-end holiday season. We present full-line offerings for the Easter and back-to-school seasons, for delivery during the first and third quarters, respectively, but not for the year-end holiday season.

At December 31, 2007, domestic and international futures orders with start ship dates from January through June 2008 were approximately $50,758,000 and $97,047,000, respectively, 39.5% lower and 14.3% higher, respectively, than such orders were at December 31, 2006 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of “future” and “at-once” orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Overall gross profit margins, as a percentage of revenues, were 46.3% in 2007 and 47.3% in 2006. Gross profit margin for 2007 was affected by product mix changes and increases in inventory reserves and reserves for prepaid royalties, offset by international sales, which generally yield a higher gross profit margin, becoming a larger portion of revenues. Our gross margins may not be comparable to some of our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased 14.5% to $157,498,000 (38.4% of revenues) in 2007 from $137,527,000 (27.4% of revenues) in 2006. The increase in selling, general and administrative expenses during the year ended December 31, 2007 was the result of the SAP implementation and on-going development related expenses incurred and increases in advertising expenses, compensation expenses, travel related expenses and sample development expenses, offset by a decrease in legal expenses. The increase in selling, general and administrative expenses for the year ended December 31, 2007 includes $6,447,000 in data conversion, training, training material and development expenses incurred as a result of our domestic and a portion of our international SAP computer software implementation. Advertising expenses increased 10.4% for the year ended December 31, 2007 primarily due to an increase in international advertising expenses as part of a strategic effort to drive higher international revenues and was slightly offset by a decrease in domestic advertising expenses to cut costs as result of declining domestic revenues. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, increased 7.1% for the year ended December 31, 2007, primarily due to an increase in headcount and was offset by a decrease in bonus/incentive related expenses that were calculated in accordance with the bonus formula under our Economic Value Added (“EVA”) incentive program. Travel related expenses increased 31.6% for the year ended December 31, 2007 as a result of increased travel due to our growing international operations and product development efforts. Sample development expenses increased 32.1% for the year ended December 31, 2007 as a result of our increasing international operations and our efforts to develop our apparel business. Legal expenses decreased 11.2% for the year ended December 31, 2007 primarily as a result of the court-mandated postponements of certain cases, which occurred in the first quarter of 2007. Corporate expenses of $22,593,000 and $17,803,000 for the years ended December 31, 2007 and 2006, respectively, are included in selling, general and administrative expenses. The increase in corporate expenses for the year ended December 31, 2007 was due to the SAP implementation and on-going development related expenses incurred, offset by a decrease in legal expenses for the reasons described above.

Other Income, Interest and Taxes

Other income for the year ended December 31, 2007 consists of a reversal of an estimate for our underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2005 of $5,232,000. As discussed in our Form 10-K for 2006, in the fourth quarter of 2006, we determined that there was an underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2006. In 2006, with the assistance of our tax advisors, we estimated an underpayment of withholdings and related interest totaling $11,105,000, of which $7,866,000 was recorded as a prior period adjustment, under Staff Accounting Bulletin No. 108. Penalties were discretionary, ranging from zero to 300% of the taxes owed, and at that time we could not determine the likelihood of such assessment and did not recognize penalties related to this issue. The September 2007 settlement reached with this foreign jurisdiction resulted in us paying 100% of the payroll withholding liability plus a 50% penalty for periods starting from May 2001, though interest was not assessed. Thus, the amount settled was lower than the amounts previously estimated.

Overall net interest income was $9,594,000 (2.3% of revenues) in 2007 compared to $7,005,000 (1.4% of revenues) in 2006, an increase of $2,589,000 or 37.0%. This increase in net interest income was the result of higher average cash balances and higher average interest rates.

Our effective tax rate was 17.2% and 28.0% in 2007 and 2006, respectively. The $1,063,000 and $3,506,000 income tax benefit of options exercised during 2007 and 2006, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate. Starting January 1, 2005, provision has not been made for United States income taxes on earnings of selected international subsidiary companies as these are intended to be permanently invested. The decrease in our effective tax rate in 2007 was mainly due to our geographic mix of sales, as international sales have become a larger portion of revenues, with these subsidiaries being profitable and to an increase in our tax-exempt interest income.

Net earnings decreased 49.2% to $39,073,000 or $1.10 per share (diluted earnings per share) in 2007 from $76,864,000 or $2.17 per share (diluted earnings per share) in 2006.

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

Any tax position recognized would be an adjustment to the effective tax rate. FIN No. 48 allows the Company to prospectively change its accounting policy as to where interest expense and penalties on income tax liabilities are classified. Effective January 1, 2007, we changed our accounting policy and began to classify interest expense and penalties on income tax liabilities in income tax expense on our Consolidated Statement of Earnings. Prior to January 1, 2007, interest expense and penalties were recognized as a reduction to net interest income and an increase to selling, general and administrative expenses, respectively, on our Consolidated Statement of Earnings. We recognize our uncertain tax positions in either accrued income taxes, if determined to be short-term, or other liabilities if determined to be long-term, on our Consolidated Balance Sheet. For federal tax purposes, our 2004 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, our 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

Upon the adoption of FIN No. 48, we recognized a cumulative effect to beginning retained earnings of $2,575,000 and at December 31, 2007 we recognized uncertain tax positions, net of federal benefit, of $4,947,000, which includes interest, net of federal benefit, of $439,000, which was recognized in other liabilities.

2006 Compared to 2005

Total revenues decreased 1.5% to $501,148,000 in 2006 from $508,574,000 in 2005. This decrease was attributable to a decrease in the volume of footwear sold, offset by an increase in the average underlying wholesale price per pair. The volume of footwear sold decreased 5.4% to 18,461,000 pair in 2006 from 19,523,000 pair in 2005. The average wholesale price per pair was $26.53 in 2006 and $25.54 in 2005, an increase of 3.9%.

Domestic revenues decreased 16.2% to $318,687,000 in 2006 from $380,478,000 in 2005. International product revenues increased 42.3% in 2006 to $178,307,000 from $125,282,000 in 2005. Fees earned by the Company on sales by foreign licensees and distributors were $4,154,000 for 2006 and $2,814,000 for 2005, an increase of 47.6%. International revenues, as a percentage of total revenues, increased to 36.4% in 2006 from 25.2% in 2005.

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

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased 5.7% to $137,527,000 (27.4% of revenues) in 2006 from $130,144,000 (25.6% of revenues) in 2005. The increase in selling, general and administrative expenses during the year ended December 31, 2006 was the result of increases in legal, compensation and warehousing expenses offset by a decrease in advertising expenses. Legal expenses increased 71.9% in connection with pursuing a lawsuit to protect our trademarks. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, increased 3.2% primarily due to recognizing compensation expenses related to stock options as required by Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” and an increase in headcount. These increases in compensation expenses were offset by a decrease in bonus/incentive related expenses that were calculated in accordance with our bonus formula under our EVA incentive program. Warehousing expenses, other than compensation and compensation related expenses, increased 9.6% primarily as a result of higher freight and supply costs. Advertising expenses decreased 2.9%, primarily due to a decrease in domestic advertising expenses from an effort to reduce costs as a result of declining domestic revenues offset by an increase in our international advertising expenses as part of a strategic effort to drive higher international revenues. Corporate expenses of $17,803,000 and $14,784,000 for the years ended December 31, 2006 and 2005, respectively, are included in selling, general and administrative expenses. The increase in corporate expenses during the year ended December 31, 2006 was due to an increase in legal expenses, as explained above.

Adoption of SFAS No. 123 (Revised 2004)

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004) using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee stock options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. For the year ended December 31, 2006, we recognized $2,397,000, in compensation costs. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. For the year ended December 31, 2005, we recognized $249,000 in compensation costs. However, pro forma net earnings and pro forma earnings per share disclosures were provided as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.”

Interest, Other and Taxes

Overall net interest income was $7,005,000 (1.4% of revenues) in 2006 compared to $3,333,000 (0.6% of revenues) in 2005, an increase of $3,672,000 or 110.2%. This increase in net interest income was the result of higher average cash balances and higher average interest rates in 2006.

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

In 2006, we determined that there was an underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2006. With the assistance of our tax advisors, we estimated underpayment of withholdings of approximately $5,131,000 and related interest of approximately $5,974,000, totaling $11,105,000. We finalized the amount owed with the government agency in September 2007. Amounts relating to January 1 through December 31, 2006 were $846,000, net of taxes, and were recognized by us in the fourth quarter of 2006. Amounts relating to January 1, 1993 through December 31, 2005 were $10,136,000. For the same period, it was determined that EVA bonuses be reduced by approximately $1,400,000, which also resulted in a decrease of the related deferred tax asset of approximately $416,000. The Federal income tax benefit related to these adjustments for prior years was approximately $870,000. In accordance with SAB No. 108, we adjusted beginning retained earnings for the year ended December 31, 2006 by $7,866,000. Penalties were discretionary, ranging from zero to 300% of the taxes owed, and at that time we could not determine the likelihood of such assessment and did not recognize penalties related to this issue. However, at the time there was no guarantee that penalties would not be imposed.

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

Liquidity and Capital Resources

We experienced a net cash inflow of approximately $42,515,000, $71,998,000 and $94,200,000 from our operating activities during 2007, 2006 and 2005, respectively. Cash provided by operations in 2007 decreased from 2006 due primarily to the decrease in net earnings and to the difference in the amounts in changes in inventories, offset by changes in accounts receivable, accounts payable and accrued liabilities and by the excess income tax benefit of stock-based compensation. Cash provided by operations in 2006 decreased from 2005 due primarily to differences in the amounts in changes in accounts payable and accrued liabilities, accounts receivable, prepaid expenses and other assets, inventories and by the difference in the changes in the income tax benefit of stock options exercised and by the excess income tax benefit of stock-based compensation, offset by stock based compensation.

We had a net outflow of cash of $10,485,000, $9,425,000 and $1,461,000 from our investing activities during 2007, 2006 and 2005, respectively, due to the net purchase of property, plant and equipment. The increase in investment in 2007 and 2006 is primarily due to the implementation of SAP information management software. In 2008 and over the next few years we will continue our implementation of SAP information management software in our domestic and international operations.

In 2007, 2006 and 2005, the net outflow of cash of $5,091,000, $2,197,000 and $38,701,000, respectively, from our financing activities was used for the purchase of our outstanding stock under our current stock repurchase program and to pay cash dividends, partially offset by proceeds from stock options exercised. For 2007 and 2006, cash outflows from our financing activities were also offset by the excess income tax benefit of stock-based compensation. For 2005, cash outflows from financing activities were also due to net repayments on borrowings on our bank lines of credit.

We anticipate future cash needs for principal repayments required pursuant to any borrowings under our lines of credit facilities. In addition, depending on our future growth rate, additional funds may be required by operating activities. No other material capital commitments exist at December 31, 2007. With continued use of our revolving credit facility (as discussed below), we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2008.

On October 26, 2004, the Board of Directors authorized a stock repurchase program to supplement prior stock repurchase programs, which allows us to repurchase through December 2009, up to 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. As of December 31, 2007, a maximum of 4,060,745 shares may be repurchased pursuant to the stock repurchase program. We adopted this program because we believe that depending upon the then-array of alternatives, repurchasing our shares can be a good use of excess cash. Currently, we have made purchases under all stock repurchase programs from August 1996 through February 25, 2008 (the day prior to the filing of this Form 10-K) of 25.3 million shares at an aggregate cost totaling approximately $164,639,000, at an average price of $6.51 per share. See Part II—Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our domestic office has an agreement with a bank whereby we may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $13,313,000 at December 31, 2007. This facility currently expires in July 2010. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at our discretion and with certain restrictions, other market based rates. We pay a commitment fee of 1/8% of the unused line for availability of the credit facility. We must meet certain restrictive financial covenants as agreed upon in the facility.

Our Asian offices have agreements with a bank whereby they can borrow up to $5,500,000 in the form of unsecured revolving credit facilities. There were no borrowings on these credit facilities at December 31, 2007. Interest is to be paid on one facility at LIBOR plus 1.25% and on the other facility at the Australian Bank Bill Buying Rate plus 1.25%. These facilities currently expire in July 2010.

Our European offices have agreements with a bank whereby they can borrow up to $7,000,000 in the form of unsecured revolving credit facilities. The unused portion of these credit facilities, which includes letters of credit and bankers acceptances, was $6,856,000 at December 31, 2007. Interest is to be paid on one facility at a rate of LIBOR plus 1.25% and on the other facility at IBOR plus 1.25%. One facility currently expires in July 2010 and the other facility is mutually cancellable at any time.

Our Canadian office has an agreement with a bank whereby it can borrow up to $2,000,000 in the form of an unsecured revolving credit facility. There were no borrowings on this credit facility at December 31, 2007. Interest is to be paid on the facility at the Canadian Prime Rate. This facility currently expires in July 2010.

At December 31, 2007 and 2006 there was no funded debt (excluding outstanding letters of credit of $1,831,000 and $196,000 at December 31, 2007 and 2006, respectively). Approximately $197,000 in interest expense was incurred for the year ended December 31, 2005 related to these lines of credit.

At December 31, 2007, we were not in compliance with one of the covenants under our $15,000,000 credit facility, however, we were in compliance with all other relevant covenants under each of the credit facilities described above. In February 2008, our bank waived this covenant violation.

Our working capital increased $30,948,000 to $355,326,000 at December 31, 2007 from $324,378,000 at December 31, 2006. Working capital increased during 2007 mainly due to an increase in cash and cash equivalents, inventories, prepaid expenses and other assets balances, offset by a decrease in accounts receivable balance and an increase in accrued liabilities balance at December 31, 2007 compared to December 31, 2006.

We have historically maintained higher levels of inventories relative to sales compared to our competitors because (1) we do not ship directly to our major domestic customers from our foreign contract manufacturers to the same extent as our larger competitors, which would reduce inventory levels and increase inventory turns, and (2) unlike many of our competitors, we designate certain shoes as core products whereby we commit to our retail customers that we will carry core products from season to season and, therefore, we attempt to maintain open-stock positions on our core products in our distribution facilities to meet at-once orders.

Contractual Obligations

At December 31, 2007, our significant contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Operating lease obligations	$13,891	$4,510	$6,122	$1,498	$1,761
Product purchase obligations (1)	37,465	37,465	—	—	—

Total	$51,356	$41,975	$6,122	$1,498	$1,761

(1)	We generally order product four to five months in advance of sales based primarily on advance futures orders received from customers. The amounts listed for product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during 2007 or 2006, nor did we have any off-balance sheet arrangements outstanding at December 31, 2007 or 2006.

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

Foreign Exchange Rate Risk

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose us to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. Our primary risk exposures are from changes in the rates between the U.S. dollar and the Euro and between the Euro and Pound Sterling. In 2007 and 2006, we entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pounds Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

We enter into forward foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash inflow resulting from the sale of products to foreign customers will be materially affected by changes in exchange rates. We do not hold or issue financial instruments for trading purposes. The forward foreign exchange contracts are designated for firmly committed or forecasted sales. These contracts are generally expected to settle in less than one year.

The forward foreign exchange contracts generally require us to exchange Euros for U.S. dollars or Pounds Sterling for Euros at maturity, at rates agreed upon at the inception of the contracts. Our counterparty to derivative transactions is a major financial institution with an investment grade or better credit rating; however, we are exposed to credit risk with this institution. The credit risk is limited to the unrealized gains in such contracts should this counterparty fail to perform as contracted.

At December 31, 2007, forward foreign exchange contracts with a notional value of $41,347,000 were outstanding to exchange various currencies with maturities ranging from January 2008 to August 2008, to sell the equivalent of approximately $18,047,000 in foreign currencies at contracted rates and to buy $23,300,000 at contracted rates. These contracts have been designated as cash flow hedges. As of December 31, 2007, the fair value of the forward foreign exchange contracts of $1,423,000 and $1,572,000 have been recorded to prepaid expenses and other current assets and accrued liabilities, respectively, on our Consolidated Balance Sheet. Realized losses of $2,258,000, $129,000 and $634,000 from cash flow hedges were recorded in cost of goods sold during the years ended December 31, 2007, 2006 and 2005, respectively. Realized losses of $99,000 and realized gains of $38,000 and $116,000 from cash flow hedges were recorded in selling, general and administrative expenses due to hedge ineffectiveness during the years ended December 31, 2007, 2006 and 2005, respectively.

We do not anticipate any material adverse effect on our operations or financial position relating to these forward foreign exchange contracts. Based on our overall currency rate exposure at December 31, 2007, a 1% change in currency rates would not have a material effect on the financial position, results of operations or cash flows of the Company.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our short-term borrowings on our working capital lines of credit. A 1% change in interest rates would not have a material effect on the financial position, results of operations or cash flows of the Company.

Inflation

We believe that distributors of footwear in the higher priced end of the footwear market, including ours, are able to adjust their prices in response to an increase in direct and general and administrative expenses in order to partially or completely offset rising prices, without experiencing a significant loss in sales. Accordingly, to date, inflation and changing prices have not had a material adverse effect on our revenues or earnings.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements required in response to this item are submitted as part of Item 15(a) of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

K•Swiss Inc.

We have audited K•Swiss Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). K•Swiss Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on K•Swiss Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and the operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, K•Swiss Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K•Swiss Inc. as of December 31, 2007 and 2006, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 25, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON

Los Angeles, California

February 25, 2008

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Grant Thornton LLP, the registered public accounting firm that audited the Company’s financial statements, has issued a report on internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

K•Swiss Inc.

We have audited the accompanying balance sheets of K•Swiss Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included Schedule II—Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K•Swiss Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A9 to the consolidated financial statements, as of January 1, 2007, K•Swiss Inc. adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” In 2006, as discussed in Note A18 to the consolidated financial statements, K•Swiss Inc. adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. As discussed in Note A19 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of the Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of K•Swiss Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2008, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Los Angeles, California

February 25, 2008

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands)

	2007	2006
A S S E T S

CURRENT ASSETS
Cash and cash equivalents (Notes A4 and K)	$291,235	$260,229
Accounts receivable, less allowance for doubtful accounts of $2,941 and $2,133 for 2007 and 2006, respectively (Notes A13 and K)	34,808	40,988
Inventories (Note A5)	63,227	59,178
Prepaid expenses and other current assets	11,231	8,005
Deferred taxes (Notes A9 and G)	5,226	5,040

Total current assets	405,727	373,440
PROPERTY, PLANT AND EQUIPMENT, net (Notes A6, A7 and B)	24,100	15,831
OTHER ASSETS
Intangible assets (Notes A7, A8 and C)	4,700	4,700
Deferred taxes (Notes A9 and G)	3,248	2,970
Other	8,578	7,619

	16,526	15,289

	$446,353	$404,560

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

CURRENT LIABILITIES
Bank lines of credit (Note D)	$—	$—
Trade accounts payable	22,017	12,262
Accrued liabilities (Note E)	28,384	36,800

Total current liabilities	50,401	49,062
OTHER LIABILITIES (Notes A9 and F)	11,719	9,595

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS’ EQUITY (Notes D and J)
Preferred Stock—authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A-authorized 90,000,000 shares of $0.01 par value; 28,970,733 shares issued, 26,698,572 shares outstanding and 2,272,161 shares held in treasury at December 31, 2007 and 28,764,194 shares issued, 26,507,033 shares outstanding and 2,257,161 shares held in treasury at December 31, 2006	290	288
Class B-authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,059,524 shares at December 31, 2007 and 8,100,128 shares at December 31, 2006	81	81
Additional paid-in capital	55,657	51,370
Treasury Stock	(56,070)	(55,661)
Retained earnings (Notes A9 and A19)	372,128	342,575
Accumulated other comprehensive earnings—
Foreign currency translation (Note A10)	13,366	8,965
Net loss on hedge derivatives (Note A12)	(1,219)	(1,715)

	384,233	345,903

	$446,353	$404,560

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

Year Ended December 31,

(Dollar amounts and shares in thousands, except per share amounts)

	2007	2006	2005
Revenues (Notes A13, K and L)	$410,432	$501,148	$508,574
Cost of goods sold (Note A14)	220,573	263,935	271,212

Gross profit	189,859	237,213	237,362
Selling, general and administrative expenses (Notes A13 through A16 and I)	157,498	137,527	130,144

Operating profit (Note L)	32,361	99,686	107,218
Other income (Note A19)	5,232	—	—
Interest income, net (Note L)	9,594	7,005	3,333

Earnings before income taxes	47,187	106,691	110,551
Income tax expense (Notes A9, G and L)	8,114	29,827	35,303

NET EARNINGS	$39,073	$76,864	$75,248

Earnings per common share (Notes A17 and J)
Basic	$1.13	$2.23	$2.20

Diluted	$1.10	$2.17	$2.11

Weighted average number of shares outstanding (Note A17)
Basic	34,705	34,401	34,220

Diluted	35,472	35,378	35,626

Dividends declared per common share (Note D)	$0.20	$0.20	$0.175

Net Earnings	$39,073	$76,864	$75,248
Other comprehensive earnings (loss), net of tax—
Foreign currency translation adjustments, net of income taxes of $0, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively (Note A10)	4,401	3,594	(1,500)
Change in deferred gain (loss) on hedge derivatives, net of income taxes of $0, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively (Note A12)	496	(2,864)	2,434

Comprehensive Earnings	$43,970	$77,594	$76,182

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three years ended December 31, 2007

(Dollar amounts in thousands)

	Common Stock				Additional paid-in capital	Treasury Stock		Retained earnings	Accumulated other comprehensive earnings	Total
	Class A		Class B			Class A
	Shares	Amount	Shares	Amount		Shares	Amount
BALANCE AT JANUARY 1, 2005	27,536,890	$275	8,411,028	$84	$36,692	1,343,396	$(27,000)	$211,193	$5,586	$226,830
Conversion of shares (Note J)	70,900	1	(70,900)	(1)	—	—	—	—	—	—
Exercise of options (Note J)	500,237	5	—	—	1,991	—	—	—	—	1,996
Income tax benefit of options exercised (Note J)	—	—	—	—	3,994	—	—	—	—	3,994
Purchase of treasury stock	—	—	—	—	—	878,765	(27,705)	—	—	(27,705)
Dividends paid (Note D)	—	—	—	—	—	—	—	(5,976)	—	(5,976)
Net earnings for the year	—	—	—	—	—	—	—	75,248	—	75,248
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	(1,500)	(1,500)
Net gain on hedge derivatives (Note A12)	—	—	—	—	—	—	—	—	2,434	2,434

BALANCE AT DECEMBER 31, 2005	28,108,027	281	8,340,128	83	42,677	2,222,161	(54,705)	280,465	6,520	275,321
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax (Note A19)	—	—	—	—	—	—	—	(7,866)	—	(7,866)
Conversion of shares (Note J)	240,000	2	(240,000)	(2)	—	—	—	—	—	—
Exercise of options (Note J)	416,167	5	—	—	2,816	—	—	—	—	2,821
Excess income tax benefit of options exercised (Note J)	—	—	—	—	3,506	—	—	—	—	3,506
Stock-based compensation (Notes A18 and J)	—	—	—	—	2,371	—	—	—	—	2,371
Purchase of treasury stock	—	—	—	—	—	35,000	(956)	—	—	(956)
Dividends paid (Note D)	—	—	—	—	—	—	—	(6,888)	—	(6,888)
Net earnings for the year	—	—	—	—	—	—	—	76,864	—	76,864
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	3,594	3,594
Net loss on hedge derivatives (Note A12)	—	—	—	—	—	—	—	—	(2,864)	(2,864)

BALANCE AT DECEMBER 31, 2006	28,764,194	288	8,100,128	81	51,370	2,257,161	(55,661)	342,575	7,250	345,903
Cumulative effect of adjustments resulting from the adoption of FIN No. 48, (Note A9)	—	—	—	—	—	—	—	(2,575)	—	(2,575)
Conversion of shares (Note J)	40,604	—	(40,604)	—	—	—	—	—	—	—
Exercise of options (Note J)	165,935	2	—	—	1,198	—	—	—	—	1,200
Excess income tax benefit of options exercised (Note J)	—	—	—	—	1,063	—	—	—	—	1,063
Stock-based compensation (Notes A18 and J)	—	—	—	—	2,026	—	—	—	—	2,026
Purchase of treasury stock	—	—	—	—	—	15,000	(409)	—	—	(409)
Dividends paid (Note D)	—	—	—	—	—	—	—	(6,945)	—	(6,945)
Net earnings for the year	—	—	—	—	—	—	—	39,073	—	39,073
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	4,401	4,401
Net gain on hedge derivatives (Note A12)	—	—	—	—	—	—	—	—	496	496

BALANCE AT DECEMBER 31, 2007	28,970,733	$290	8,059,524	$81	$55,657	2,272,161	$(56,070)	$372,128	$12,147	$384,233

The accompanying notes are an integral part of this statement.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Dollar amounts in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net earnings from operations	$39,073	$76,864	$75,248
Adjustments to reconcile net earnings from operations to net cash provided by operating activities:
Depreciation and amortization	2,303	1,688	1,596
Net loss on disposal of property, plant and equipment	41	4	11
Deferred income taxes	(468)	613	872
Stock-based compensation	2,026	2,371	—
Excess income tax benefit of stock-based compensation	(1,063)	(3,506)	—
Income tax benefit of stock options exercised	—	—	3,994
Decrease in accounts receivable	6,227	1,456	6,964
(Increase) decrease in inventories	(4,547)	1,977	4,544
Increase in prepaid expenses and other assets	(2,745)	(2,816)	(68)
Increase (decrease) in accounts payable and accrued liabilities	1,668	(6,653)	1,039

Net cash provided by operating activities	42,515	71,998	94,200

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,489)	(9,429)	(1,485)
Proceeds from disposal of property, plant and equipment	4	4	24

Net cash used in investing activities	(10,485)	(9,425)	(1,461)

Cash flows from financing activities:
Borrowings under bank lines of credit	—	—	7,264
Repayments on bank lines of credit	—	—	(14,014)
Repurchase of stock	(409)	(956)	(27,705)
Payment of dividends	(6,945)	(6,888)	(5,976)
Excess income tax benefit of stock-based compensation	1,063	3,506	—
Proceeds from stock options exercised	1,200	2,141	1,730

Net cash used in financing activities	(5,091)	(2,197)	(38,701)

Effect of exchange rate changes on cash	4,067	2,389	(1,431)

Net increase in cash and cash equivalents	31,006	62,765	52,607
Cash and cash equivalents at beginning of year	260,229	197,464	144,857

Cash and cash equivalents at end of year	$291,235	$260,229	$197,464

Supplemental disclosure of cash flow information:

Cash paid during the year for:

Interest	$57	$24	$205
Income taxes	$7,332	$25,559	$27,625

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations

The Company designs, develops and markets footwear for high performance use, fitness and casual activities. The Company operates in an industry dominated by a small number of very large competitors. The size of these competitors enables them to lead the product direction of the industry, and therefore, potentially diminish the value of the Company’s products. In addition to generally greater resources, these competitors spend substantially more money on advertising and promotion than the Company and therefore dominate market share. The Company’s market share is estimated at less than two percent. Lastly, the retail environment forecasted for the near term is difficult, which could put additional pressure on the Company’s ability to maintain margins.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 2006 and 2005 presentation to conform to the 2007 presentation.

4.	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents as of December 31, 2007 and 2006 is $37,101,000 and $33,662,000, respectively, of balances maintained in foreign bank accounts.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

5.	Inventories

Inventories, consisting of merchandise held for resale, are stated at the lower of cost or market. Cost is determined using a moving average cost or first-in, first-out method. Management continually evaluates its inventory position and implements promotional or other plans to reduce inventories to appropriate levels relative to its sales estimates for particular product styles or lines. Estimated losses are recorded when such plans are implemented. It is at least reasonably possible that management’s plans to reduce inventory levels will be less than fully successful, and that such an outcome would result in a change in the inventory reserve in the near-term.

6.	Property, Plant and Equipment

Property, plant and equipment are carried at cost. Development costs related to the implementation of SAP information management software have been capitalized in accordance with Statement of Position 98-1, “Accounting for Software Developed or Obtained for Internal Use.” For financial reporting and tax purposes, depreciation and amortization are calculated using straight-line and accelerated methods over the estimated service lives of the depreciable assets. The service lives of the Company’s building and related improvements are 30 and 5 years, respectively. Information systems and equipment is depreciated from 3 to 10 years and leasehold improvements are amortized over the lives of the respective leases.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

9.	Income Taxes—(Continued)

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

Any tax position recognized would be an adjustment to the effective tax rate. FIN No. 48 allows the Company to prospectively change its accounting policy as to where interest expense and penalties on income tax liabilities are classified. Effective January 1, 2007, the Company changed its accounting policy and began to classify interest expense and penalties on income tax liabilities in income tax expense on its Consolidated Statement of Earnings. Prior to January 1, 2007, interest expense and penalties were recognized as a reduction to net interest income and an increase to selling, general and administrative expenses, respectively, on its Consolidated Statement of Earnings. The Company recognizes its uncertain tax positions in either accrued income taxes, if determined to be short-term, or other liabilities if determined to be long-term, on its Consolidated Balance Sheet. For federal tax purposes, the Company’s 2004 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

Upon the adoption of FIN No. 48, the Company recognized a cumulative effect to beginning retained earnings of $2,575,000 and at December 31, 2007 the Company recognized uncertain tax positions, net of federal benefit, of $4,947,000, which includes interest, net of federal benefit, of $439,000, which was recognized in other liabilities. The Company did not recognize any related penalties for FIN No. 48. The Company does not expect its uncertain tax positions to change significantly over the next twelve months. A reconciliation of the beginning and ending amount of the Company’s uncertain tax positions is as follows (in thousands):

Balance at January 1, 2007	$4,322
Additions for uncertain tax positions related to the current year	1,598
Additions for uncertain tax positions of prior years	229
Reductions for uncertain tax positions of prior years	(216)

Balance at December 31, 2007	$5,933

10.	Foreign Currency Translation

Assets and liabilities of certain foreign operations are translated into U.S. dollars at current exchange rates. Income and expenses are translated into U.S. dollars at average rates of exchange

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

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

12.	Financial Risk Management and Derivatives

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposures are from changes in the rates between the U.S. dollar and the Euro and between the Euro and Pound Sterling. In 2007 and 2006, the Company entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pounds Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

The Company enters into forward foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual net cash inflow resulting from the sale of products to foreign customers will be materially affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The forward foreign exchange contracts are designated for firmly committed or forecasted sales. These contracts are generally expected to settle in less than one year.

The forward foreign exchange contracts generally require the Company to exchange Euros for U.S. dollars or Pounds Sterling for Euros at maturity, at rates agreed upon at the inception of the contracts. The Company’s counterparty to derivative transactions is a major financial institution with an investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the unrealized gains in such contracts should this counterparty fail to perform as contracted.

At December 31, 2007, forward foreign exchange contracts with a notional value of $41,347,000 were outstanding to exchange various currencies with maturities ranging from January 2008 to August 2008, to sell the equivalent of approximately $18,047,000 in foreign currencies at contracted rates and to buy $23,300,000 at contracted rates. These contracts have been designated as cash flow hedges. As of December 31, 2007, the fair value of forward exchange contracts of $1,423,000 and $1,572,000 have been recoreded to prepaid expenses and other current assets and accrued liabilities, respectively, on the Company’s Consolidated Balance Sheet. Realized losses of $2,258,000, $129,000 and $634,000 from cash flow hedges were recorded in cost of goods sold during the years ended December 31, 2007,

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

12.	Financial Risk Management and Derivatives—(Continued)

2006 and 2005, respectively. Realized losses of $99,000 and realized gains of $38,000 and $116,000 from cash flow hedges were recorded in selling, general and administrative expenses due to hedge ineffectiveness during the years ended December 31, 2007, 2006 and 2005, respectively. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates potential losses based on its knowledge of the financial condition of certain customers and historical level of credit losses, as well as an assessment of the overall retail conditions. Historically, losses have been within the Company’s expectations. If the financial condition of the Company’s customers were to change, adjustments may be required to these estimates. Furthermore, estimated losses are provided resulting from differences that arise from the gross carrying value of the Company’s receivables and the amounts which customers estimate are owed to the Company. The settlement or resolution of these differences could result in future changes to these estimates.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” shipping and handling costs billed to customers are included in sales and the related costs are included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Shipping and handling costs included in selling, general and administrative expenses totaled $3,838,000, $4,175,000 and $3,686,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

December 31, 2007, 2006 and 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

15.	Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and benefits, advertising, commissions, travel expenses, bad debt expense, shipping and handling costs, data processing expenses, legal fees, professional fees, rent and other office expenses, product development activity expenses, depreciation and amortization, bank fees, utilities, repairs and maintenance expenses, gains/losses on foreign currency transactions/revaluations, gains/losses on ineffective hedges and other warehousing costs.

16.	Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $53,433,000, $47,726,000 and $50,059,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company engages in cooperative advertising programs with its customers. The Company recognizes this expense, based on the expected usage of the programs, in advertising expense. The Company accounts for its cooperative advertising programs in accordance with Issue 1 of EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	2007		2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	34,705	$1.13	34,401	$2.23	34,220	$2.20
Effect of dilutive stock options	767	(0.03)	977	(0.06)	1,406	(0.09)

Diluted earnings per share	35,472	$1.10	35,378	$2.17	35,626	$2.11

The following options were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares:

	2007	2006	2005
Options to purchase shares of common stock (in thousands)	181	132	38
Exercise prices	$27.55–$35.89	$29.68–$35.89	$32.10–$34.66
Expiration dates	February 2015— May 2017	February 2015— November 2016	May 2015— November 2015

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

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

In 2006, the Company determined that there was an underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2006. With the assistance of its tax advisors, the Company estimated the underpayment of withholdings of approximately $5,131,000 and related interest owed of approximately $5,974,000, totaling $11,105,000. The Company finalized the amount owed with the government agency in September 2007. Amounts relating to January 1 through December 31, 2006 were $846,000, net of taxes, and were recognized by the Company in the fourth quarter of 2006. Amounts relating to January 1, 1993 through December 31, 2005 were $10,136,000. For the same period, it was determined that the Economic Value Added bonuses be reduced by approximately $1,400,000, which also resulted in a decrease of the related deferred tax asset of approximately $416,000. The Federal income tax benefit related to these items was approximately $870,000. In accordance with SAB No. 108, the Company adjusted beginning retained earnings for the year ended December 31, 2006 by $7,866,000. Penalties were discretionary, ranging from zero to 300% of the taxes owed, and at that time the Company could not determine the likelihood of such assessment and did not recognize penalties related to this issue. However, at the time there was no guarantee that penalties would not be imposed.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

19.	Staff Accounting Bulletin No. 108—(Continued)

The Company believes that the net effect of these adjustments were not material, either quantitatively or qualitatively, in any of the years affected. In reaching that determination, the following measures were considered (dollar amounts in thousands):

Year	Net after-tax effect of adjustment	Reported Net Income	Percent of Reported Net Income
2005	$1,157	$75,248	1.54%
2004	913	71,251	1.28
2003	1,079	50,056	2.16
2002	605	28,697	2.11
1993—2001	4,112	114,622	3.59

Total	$7,866	$339,874	2.31%

Included in other income for the year ended December 31, 2007, is a reversal of an estimate for the Company’s underpayment of payroll withholdings in this foreign jurisdiction from January 1, 1993 through December 31, 2005 of $5,232,000. The September 2007 settlement reached with this foreign jurisdiction resulted in the Company paying 100% of the payroll withholding liability plus a 50% penalty for periods starting from May 2001, however, interest was not assessed. Thus, the amount settled was lower than amounts previously estimated.

20.	Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities—Including an Amendment to FASB Statement No. 115.” SFAS No. 159 improves financial reporting by giving entities the opportunity to mitigate earnings volatility by electing to measure related financial assets and liabilities at fair value rather than using different measurement attributes. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. Upon initial adoption, differences between the fair value and carrying amount should be included as a cumulative-effect adjustment to beginning retained earnings.

SFAS Nos. 157 and 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. Earlier application is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007. The Company did not early adopt SFAS Nos. 157 and 159 and will adopt them as of January 1, 2008. The Company believes that neither the adoption of SFAS Nos. 157 or 159 will have a material impact on its financial position or results of operations.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

20.	Recent Accounting Pronouncements—(Continued)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an Amendment to ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, it requires the recognition of a noncontrolling interest as equity in the consolidated financial statements which will be separate from the parent’s equity. SFAS No. 160 is effective for fiscal years and interim periods in those fiscal years beginning on or after December 15, 2008 and early adoption is prohibited.

NOTE B—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consists of the following (in thousands):

	2007	2006
Building and improvements	$9,570	$8,295
Information systems	19,782	11,609
Furniture, machinery and equipment	7,657	6,791

	37,009	26,695
Less accumulated depreciation and amortization	(13,604)	(11,559)

	23,405	15,136
Land	695	695

	$24,100	$15,831

NOTE C—INTANGIBLE ASSETS

Intangible assets as of December 31 consist of the following (in thousands):

	2007	2006
Goodwill	$4,618	$4,618
Trademarks	2,761	2,761
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$4,700	$4,700

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE C—INTANGIBLE ASSETS—(Continued)

There were no changes in the carrying amount of goodwill and intangible assets during 2007 or 2006.

In applying SFAS No. 142, the Company has performed the annual reassessment and impairment test required as of January 1, 2007 and 2006 to determine whether goodwill and intangible assets were impaired and determined there was no impairment.

NOTE D—BANK LINES OF CREDIT

At December 31, 2007 and 2006 there was no funded debt (excluding outstanding letters of credit of $1,831,000 and $196,000 at December 31, 2007 and 2006, respectively).

The Company’s domestic office has an agreement with a bank whereby it may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $13,313,000 at December 31, 2007. This facility currently expires in July 2010. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at the Company’s discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility. The Company must meet certain restrictive financial covenants as agreed upon in the facility.

The Company’s Asian offices have agreements with a bank whereby they can borrow up to $5,500,000 in the form of unsecured revolving credit facilities. There were no borrowings on these credit facilities at December 31, 2007. Interest is to be paid on one facility at LIBOR plus 1.25% and on the other facility at the Australian Bank Bill Buying Rate plus 1.25%. These facilities currently expire in July 2010.

The Company’s European offices have agreements with a bank whereby they can borrow up to $7,000,000 in the form of unsecured revolving credit facilities. The unused portion of these credit facilities, which includes letters of credit and bankers acceptances, was $6,856,000 at December 31, 2007. Interest is to be paid on one facility at a rate of LIBOR plus 1.25% and on the other facility at IBOR plus 1.25%. One facility currently expires in July 2010 and the other facility is mutually cancellable at any time.

The Company’s Canadian office has an agreement with a bank whereby it can borrow up to $2,000,000 in the form of an unsecured revolving credit facility. There were no borrowings on this credit facility at December 31, 2007. Interest is to be paid on the facility at the Canadian Prime Rate. This facility currently expires in July 2010.

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

Interest expense was not incurred on the Company’s lines of credit for the years ended December 31, 2007 and 2006. Interest expense of $197,000 was incurred during the year ended December 31, 2005 as a result of the borrowings on the Company’s lines of credit.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE D—BANK LINES OF CREDIT—(Continued)

The domestic line of credit agreement contains certain covenants and financial ratio requirements, including restrictions on dividend payments and repurchases of the Company’s Class A Common Stock. At December 31, 2007, $76,689,000 was unrestricted as to the payment of dividends and repurchases of Class A Common Stock. Under another covenant, the Company must maintain stockholders’ equity, less intangible assets and exclusive of treasury stock, of at least $268,389,000 at December 31, 2007. At December 31, 2007, the Company was not in compliance with one of the covenants under its $15,000,000 credit facility, however, the Company was in compliance with all other relevant covenants under each of the credit facilities described above. In February 2008, the Company’s bank waived this covenant violation.

NOTE E—ACCRUED LIABILITIES

Accrued liabilities as of December 31 consist of the following (in thousands):

	2007	2006
Compensation	$4,624	$4,888
Advertising	3,389	2,545
Production molds	2,148	2,530
Legal	2,612	2,143
Payroll withholding payable	—	11,105
Other	15,611	13,589

	$28,384	$36,800

NOTE F—OTHER LIABILITIES

Other liabilities consist of amounts due under employee benefit plans, including the long-term portion of the Company’s Economic Value Added (“EVA”) incentive program, deferred compensation and uncertain tax positions. The EVA incentive program amounts are at risk of forfeiture to the plan participants depending on the Company maintaining presently achieved levels of EVA. The amounts as of December 31 are as follows (in thousands):

	2007	2006
EVA incentive program	$987	$4,198
Deferred compensation	5,785	5,397
Uncertain tax positions, net of federal benefit of $986 for 2007	4,947	—

	$11,719	$9,595

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE G—INCOME TAXES

The provision for income taxes includes the following for the years ended December 31 (in thousands):

	2007	2006	2005
Current:
United States
Federal	$6,442	$23,282	$27,715
State	896	4,144	4,627
Foreign	1,240	1,377	2,036
Deferred:
United States
Federal	(586)	625	1,072
State	(64)	63	110
Foreign	186	336	(257)

	$8,114	$29,827	$35,303

A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 is as follows:

	2007	2006	2005
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	3.8	3.5	3.6
Net results of foreign subsidiaries	(18.8)	(8.8)	(5.6)
Other	(2.8)	(1.7)	(1.1)

	17.2%	28.0%	31.9%

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

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

	2007	2006
Net current assets	$5,226	$5,040
Net non-current assets	3,248	2,970

Net asset	$8,474	$8,010

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE G—INCOME TAXES—(Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2007	2006
Assets
State taxes	$380	$1,311
Bad debts reserve	840	723
Inventory reserve and capitalized costs	2,783	1,719
Sales return reserve	561	836
Impairment reserve	307	358
Incentive program	45	995
Deferred compensation plan	2,226	2,049
Stock-based compensation	1,148	626
Other	818	451

Gross deferred tax assets	9,108	9,068
Liabilities
Contingent purchase payments	(155)	(154)
Other	(479)	(904)

Gross deferred tax liabilities	(634)	(1,058)

Net deferred tax asset	$8,474	$8,010

The Company did not record any valuation allowances against deferred tax assets at December 31, 2007 and 2006. Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.

NOTE H—COMMITMENTS AND CONTINGENCIES

The Company leases its principal warehouse facility through January 2010. In addition, certain property and equipment is leased primarily on a month-to-month basis. The Company recognizes its operating leases in accordance with SFAS No. 13, “Accounting for Leases.” Future minimum rental payments under these leases as of December 31, 2007 are as follows (in thousands):

Year ending December 31,
2008	$4,510
2009	3,949
2010	2,173
2011	901
2012	597
Thereafter	1,761

$13,891

Rent expense for these operating leases was approximately $4,207,000, $3,389,000 and $2,945,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE H—COMMITMENTS AND CONTINGENCIES—(Continued)

The Company has outstanding letters of credit totaling approximately $1,831,000 and $196,000 at December 31, 2007 and 2006, respectively. These letters of credit collateralize the Company’s obligations to third parties for the purchase of inventory. The letters of credit outstanding at December 31, 2007 have original terms from two to thirteen months. The fair value of these letters of credit is based on fees currently charged for similar agreements and is not significant at December 31, 2007 and 2006.

The Company has product purchase obligations of approximately $37,465,000 at December 31, 2007. The Company generally orders product four to five months in advance of sales based primarily on advanced futures orders received from customers. Product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

NOTE I—EMPLOYEE BENEFIT PLANS

In 1988, the Company adopted a domestic discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The expense for this plan was approximately $790,000, $993,000 and $760,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE J—STOCKHOLDERS’ EQUITY—(Continued)

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

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004). The following table summarizes compensation costs related to the Company’s stock-based compensation plans (in thousands) for the year ended December 31:

	2007	2006
Cost of sales	$277	$376
Selling, general and administrative	1,749	1,995

Pre-tax stock-based compensation expenses	2,026	2,371
Income tax benefit	604	690

Total stock-based compensation expense	$1,422	$1,681

There were no significant capitalized stock-based compensation costs at December 31, 2007 and 2006. There were no modifications to stock option awards during 2007 and 2006. The Company recognizes stock-based compensation expense using the graded-vesting attribution method. The remaining unrecognized compensation expense related to unvested awards at December 31, 2007 is $4,030,000 and the weighted-average period of time over which this expense will be recognized is 2.0 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of options, the Company realized income tax benefits in the years ended December 31, 2007 and 2006 that have been credited to additional paid-in capital.

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

	2007	2006
Expected life (years)	6	5
Risk-free interest rate	4.6%	4.8%
Expected volatility	39.0%	39.3%
Expected dividend yield	0.8%	0.7%

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE J—STOCKHOLDERS’ EQUITY—(Continued)

The following table summarizes the stock option transactions for 2007, 2006 and 2005:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding January 1, 2005	3,387,250	$8.91
Granted	81,500	30.86
Exercised	(500,237)	3.46
Canceled	(220,664)	12.84

Options outstanding December 31, 2005	2,747,849	10.24
Granted	158,600	29.06
Exercised	(416,167)	5.14
Canceled	(239,767)	12.18

Options outstanding December 31, 2006	2,250,515	12.31
Granted	67,625	25.19
Exercised	(165,935)	7.23
Canceled	(100,633)	24.98

Options outstanding December 31, 2007	2,051,572	$12.52	4.8	$14,575,000

Options exercisable December 31, 2007	986,533	$7.13	3.3	$10,954,000

Options exercisable at December 31, 2006 and 2005 were 840,576 and 851,074, respectively. The weighted-average grant-date fair value of stock options granted during 2007 and 2006 was $10.64 and $15.09, respectively.

SFAS No. 123 (Revised 2004) requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its consolidated statement of cash flows rather than as an operating cash flow as in prior periods. Cash proceeds, income tax benefit and intrinsic value of related stock options exercised during the year ended December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Proceeds from stock options exercised	$1,200	$2,141
Income tax benefit related to stock options exercised	$1,081	$3,517
Intrinsic value of stock options exercised	$3,515	$10,679

The Company issues new shares of Class A Common Stock to satisfy stock option exercises. Shares that are repurchased under the Company’s current stock repurchase program will reduce the dilutive impact of the Company’s share-based compensation plans. Under its stock repurchase program, the Company purchased 15,000 shares of Class A Common Stock during the year ended December 31, 2007. The Company purchased these shares on the open market.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE J—STOCKHOLDERS’ EQUITY—(Continued)

During 2005, 5,000 options were granted at exercise prices below fair market value. This resulted in net compensation expense of $249,000 for 2005. All other options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted.

In connection with the exercise of options, the Company realized income tax benefits of $3,994,000 in 2005 that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123,” the Company’s net earnings and earnings per share would have been:

2005
Net earnings (in thousands)
As reported	$75,248
Add stock-based employee compensation charges reported in net earnings	169
Less total stock-based employee compensation expense, determined under the fair value method	(1,916)

Pro forma	$73,501

Basic earnings per share
As reported	$2.20
Pro forma	2.15

Diluted earnings per share
As reported	$2.11
Pro forma	2.06

Under SFAS No. 148, the fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

2005
Expected life (years)	6
Risk-free interest rate	4.02%
Expected volatility	46%
Expected dividend yield	0.6%

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE K—CONCENTRATIONS OF CREDIT RISK—(Continued)

During the years ended December 31, 2007, 2006 and 2005, approximately 13% (9% domestic), 15% (12% domestic) and 18% (15% domestic), respectively, of revenues were from one customer. At December 31, 2007, approximately 31% of accounts receivable were from three customers. At December 31, 2006, approximately 34% of accounts receivable were from four customers. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures, and for international receivables from distributors, the use of letters of credit and letters of guarantee.

NOTE L—SEGMENT INFORMATION

The Company’s predominant business is the design, development and distribution of athletic footwear. Substantially all of the Company’s revenues are from the sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and Other International operations. Certain reclassifications have been made in the 2006 and 2005 presentations to conform to the 2007 presentation. The following tables summarize segment information (in thousands):

	Year ended December 31,
	2007	2006	2005
Revenues from unrelated entities (1):
United States	$202,375	$318,687	$380,478
Europe	143,063	122,219	79,880
Other International	64,994	60,242	48,216

	$410,432	$501,148	$508,574

Inter-geographic revenues:
United States	$8,463	$7,566	$5,617
Europe	2	13	8
Other International	49,274	50,908	26,697

	$57,739	$58,487	$32,322

Total revenues:
United States	$210,838	$326,253	$386,095
Europe	143,065	122,232	79,888
Other International	114,268	111,150	74,913
Less inter-geographic revenues	(57,739)	(58,487)	(32,322)

	$410,432	$501,148	$508,574

Operating profit:
United States	$24,251	$81,607	$94,835
Europe	23,876	25,016	15,349
Other International	7,389	7,584	8,092
Less corporate expenses (2)	(22,593)	(17,803)	(14,784)
Eliminations	(562)	3,282	3,726

	$32,361	$99,686	$107,218

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE L—SEGMENT INFORMATION—(Continued)

	Year ended December 31,
	2007	2006	2005
Interest income:
United States	$8,045	$6,367	$3,377
Europe	781	336	76
Other International	771	324	80

Total interest income	9,597	7,027	3,533
Interest expense:
United States	—	19	2
Europe	3	—	38
Other International	—	3	160

Total interest expense	3	22	200

Interest income, net	$9,594	$7,005	$3,333

Income tax expense:
United States	$6,688	$28,110	$33,524
Europe	553	830	1,071
Other International	873	887	708

	$8,114	$29,827	$35,303

Provision for depreciation and amortization:
United States	$1,573	$1,217	$1,203
Europe	538	294	237
Other International	192	177	156

	$2,303	$1,688	$1,596

Capital expenditures:
United States	$9,828	$8,227	$1,104
Europe	506	1,028	143
Other International	155	174	238

	$10,489	$9,429	$1,485

	December 31,
	2007	2006
Identifiable assets:
United States	$105,490	$101,278
Europe	55,793	50,971
Other International	26,595	22,593
Corporate assets and eliminations (3)	258,475	229,718

	$446,353	$404,560

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE L—SEGMENT INFORMATION —(Continued)

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.

(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology, human resources and legal which benefit the entire corporation and are not segment/region specific. The increase in corporate expenses during the year ended December 31, 2007 includes data conversion, training, training material and development expenses incurred as a result of our domestic and a portion of our international SAP computer software implementation, offset by a decrease in legal expenses primarily as a result of the court-mandated postponements of certain cases, which occurred in the first quarter of 2007. The increase in corporate expenses during the year ended December 31, 2006 is due to an increase in legal expenses in connection with pursuing a lawsuit to protect our trademarks.

(3)	Corporate assets include cash and cash equivalents, investments and intangible assets.

NOTE M—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2007 and 2006 follows (in thousands except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2007
Revenues	$122,568	$102,451	$107,246	$78,167	$410,432
Gross profit	57,548	44,922	50,194	37,195	189,859
Net earnings	17,997	7,659	12,821	596	39,073
Earnings per share
Basic net earnings	$0.52	$0.22	$0.37	$0.02	$1.13
Diluted net earnings	0.51	0.22	0.36	0.02	1.10
2006
Revenues	$149,984	$124,196	$133,135	$93,833	$501,148
Gross profit	69,623	61,650	63,353	42,587	237,213
Net earnings	24,910	20,334	20,950	10,670	76,864
Earnings per share
Basic net earnings	$0.73	$0.59	$0.61	$0.31	$2.23
Diluted net earnings	0.70	0.58	0.59	0.30	2.17

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2007 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and “Management’s Report on Internal Control Over Financial Reporting” on pages 29 and 30, respectively.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information disclosed in Part I under the heading “Executive Officers of the Registrant,” the information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 20, 2008 to be filed with the S.E.C. within 120 days after December 31, 2007 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 20, 2008 to be filed with the S.E.C. within 120 days after December 31, 2007 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 20, 2008 to be filed with the S.E.C. within 120 days after December 31, 2007 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 20, 2008 to be filed with the S.E.C. within 120 days after December 31, 2007 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 20, 2008 to be filed with the S.E.C. within 120 days after December 31, 2007 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on October 1, 2004)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

3.3	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 18, 2006)

3.4	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on December 10, 2007)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007

10.16	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.17	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.18	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.19	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.20	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.21	Amendment No. 2 to Loan Agreement, dated June 28, 2007, between the Company and Bank of America (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 29, 2007)

10.22	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.23	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.24	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) Schedules

Page
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	67

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

February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	STEVEN NICHOLS Steven Nichols	Chairman of the Board, President and Chief Executive Officer	February 25, 2008

/s/	GEORGE POWLICK George Powlick	Vice President Finance, Chief Operating Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Director	February 25, 2008

/s/	LAWRENCE FELDMAN Lawrence Feldman	Director	February 25, 2008

/s/	STEPHEN FINE Stephen Fine	Director	February 25, 2008

/s/	DAVID LEWIN David Lewin	Director	February 25, 2008

/s/	MARK LOUIE Mark Louie	Director	February 25, 2008

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B		Column C		Column D	Column E
			Additions
Description	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts	Write-offs and Deductions, Net	Balance at End of Period
Allowance for bad debts	(2007)	$2,133	$956	$—	$(148)	$2,941
	(2006)	1,924	233	—	(24)	2,133
	(2005)	2,009	223	—	(308)	1,924

Allowance for inventories	(2007)	$4,203	$6,916	$—	$(3,932)	$7,187
	(2006)	2,465	4,098	—	(2,360)	4,203
	(2005)	2,759	2,353	—	(2,647)	2,465

Allowance for sales returns	(2007)	$3,267	$9,546	$—	$(9,729)	$3,084
	(2006)	1,951	15,420	—	(14,104)	3,267
	(2005)	2,376	14,259	—	(14,684)	1,951

EXHIBIT INDEX

Exhibit
10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007

10.24	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002