Form 10-Q
period 2008-03-31
K SWISS INC
filed 2008-04-29
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at April 28, 2008:

Class A	26,627,280
Class B	8,059,524

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$273,856	$291,235
Accounts receivable, less allowance for doubtful accounts of $2,778 and $2,941 as of March 31, 2008 and December 31, 2007, respectively	53,459	34,808
Inventories	57,402	63,227
Prepaid expenses and other current assets	15,551	11,231
Deferred taxes	4,325	5,226

Total current assets	404,593	405,727
PROPERTY, PLANT AND EQUIPMENT, net	24,295	24,100
OTHER ASSETS
Intangible assets (Note 3)	10,715	4,700
Deferred taxes	3,156	3,248
Other	8,765	8,578

	22,636	16,526

	$451,524	$446,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$19,441	$22,017
Accrued income taxes	1,953	530
Accrued liabilities	26,878	27,854

Total current liabilities	48,272	50,401
OTHER LIABILITIES	11,888	11,719
STOCKHOLDERS’ EQUITY (Note 4)
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 29,045,564 shares issued, 26,623,947 shares outstanding and 2,421,617 shares held in treasury at March 31, 2008 and 28,970,733 shares issued, 26,698,572 shares outstanding and 2,272,161 shares held in treasury at December 31, 2007	290	290
Class B, convertible – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,059,524 shares at March 31, 2008 and at December 31, 2007	81	81
Additional paid-in capital	56,821	55,657
Treasury Stock	(58,190)	(56,070)
Retained earnings	377,504	372,128
Accumulated other comprehensive earnings –
Foreign currency translation	15,916	13,366
Net loss on hedge derivatives	(1,058)	(1,219)

	391,364	384,233

	$451,524	$446,353

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Dollar amounts and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues (Note 5)	$102,909	$122,568
Cost of goods sold	54,936	65,020

Gross profit	47,973	57,548
Selling, general and administrative expenses	42,623	36,877

Operating profit	5,350	20,671
Interest income, net	1,935	2,211

Earnings before income taxes	7,285	22,882
Income tax expense	175	4,885

Net Earnings	$7,110	$17,997

Earnings per common share (Note 2)
Basic	$0.20	$0.52

Diluted	$0.20	$0.51

Weighted average number of shares outstanding (Note 2)
Basic	34,730	34,623

Diluted	35,315	35,481

Dividends declared per common share	$0.05	$0.05

Net Earnings	$7,110	$17,997
Other comprehensive earnings –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the three months ended March 31, 2008 and 2007, respectively	2,550	487
Change in deferred gain on hedge derivatives, net of income taxes of $0 and $0 for the three months ended March 31, 2008 and 2007, respectively	161	522

Comprehensive Earnings	$9,821	$19,006

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$7,110	$17,997
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	895	455
Net loss on disposal of property, plant and equipment	—	17
Deferred income taxes	1,005	627
Stock-based compensation	489	579
Excess income tax benefit of stock-based compensation	(135)	(317)
Increase in accounts receivable	(18,671)	(18,541)
Decrease in inventories	6,138	3,451
(Increase) decrease in prepaid expenses and other assets	(4,075)	2,070
(Decrease) increase in accounts payable and accrued liabilities	(2,529)	3,584

Net cash (used in) provided by operating activities	(9,773)	9,922

Cash flows from investing activities:
Purchase of intangible assets	(6,015)	—
Purchase of property, plant and equipment	(994)	(4,467)

Net cash used in investing activities	(7,009)	(4,467)

Cash flows from financing activities:
Repurchase of stock	(2,120)	(269)
Payment of dividends	(1,734)	(1,733)
Excess income tax benefit of stock-based compensation	135	317
Proceeds from stock options exercised	540	289

Net cash used in financing activities	(3,179)	(1,396)

Effect of exchange rate changes on cash	2,582	425

Net (decrease) increase in cash and cash equivalents	(17,379)	4,484
Cash and cash equivalents at beginning of period	291,235	260,229

Cash and cash equivalents at end of period	$273,856	$264,713

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$1	$—
Income taxes	$299	$390

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of March 31, 2008 and the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007 have been included for the periods presented. The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition, certain reclassifications have been made in the 2007 presentation to conform to the 2008 presentation. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share (“EPS”) computations (shares in thousands):

	Three Months Ended March 31,
	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,730	$0.20	34,623	$0.52
Effect of Dilutive Stock Options	585	—	858	(0.01)

Diluted EPS	35,315	$0.20	35,481	$0.51

The following options were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the Company’s common stock during the periods indicated below:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Options to purchase shares of common stock (in thousands)	234	133
Exercise prices	$17.62 – $34.75	$31.51 – $35.89
Expiration dates	July 2013 – February 2017	February 2015 – February 2017

3.	Intangible Assets

Intangible assets are as follows (in thousands):

	March 31, 2008	December 31, 2007
Goodwill	$4,618	$4,618
Trademarks	8,776	2,761
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$10,715	$4,700

The change in the carrying amount of goodwill and intangible assets during the three months ended March 31, 2008 is as follows (in thousands):

Three Months Ended March 31, 2008
Beginning Balance	$4,700
Purchased trademarks	6,015

Ending Balance	$10,715

During the three months ended March 31, 2008, the Company purchased trademarks of $6,015,000. There were no changes in the carrying amount of goodwill and intangible assets during the three months ended March 31, 2007. The Company performed the annual reassessment and impairment test as of January 1, 2008 to determine whether goodwill and intangible assets were impaired and determined there was no impairment.

4.	Stockholders’ Equity

Under its stock repurchase program, the Company purchased 149,456 shares of Class A Common Stock during the three months ended March 31, 2008 for a total expenditure of approximately $2,120,000.

5.	Segment Information

The Company’s predominant business is the design, development and distribution of athletic footwear. Substantially all of the Company’s revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and Other International operations. The following tables summarize segment information (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues from unrelated entities (1):
United States	$41,439	$62,383
Europe	41,386	41,747
Other International	20,084	18,438

	$102,909	$122,568

Inter-geographic revenues:
United States	$2,274	$2,484
Europe	3	1
Other International	12,760	12,911

	$15,037	$15,396

Total revenues:
United States	$43,713	$64,867
Europe	41,389	41,748
Other International	32,844	31,349
Less inter-geographic revenues	(15,037)	(15,396)

	$102,909	$122,568

Operating profit (loss):
United States	$(140)	$13,616
Europe	7,948	10,300
Other International	4,542	1,993
Less corporate expenses (2)	(7,615)	(3,949)
Eliminations	615	(1,289)

	$5,350	$20,671

	March 31, 2008	December 31, 2007
Identifiable assets:
United States	$109,588	$105,490
Europe	64,766	55,872
Other International	31,211	26,516
Corporate assets and eliminations (3)	245,959	258,475

	$451,524	$446,353

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire corporation and are not segment/region specific. The increase in corporate expenses for the three months ended March 31, 2008 is due to an increase in data processing expenses, as a result of the on-going maintenance expenses for our SAP computer software system which was implemented in the fourth quarter of 2007 for the Company’s domestic and a portion of its international operations; a decrease in the bonus/incentive related expense reversals that were calculated in accordance with the bonus formula under the Company’s Economic Value Added incentive program and an increase in legal expenses, in connection with pursuing a lawsuit to protect the Company’s trademarks.
(3)	Corporate assets include cash and cash equivalents and intangible assets.

During the three months ended March 31, 2008 and 2007 approximately 9% and 14%, respectively, of revenues were attributable to one customer.

6.	Fair Value Measurement

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements which increase the consistency and the comparability of fair value measurements in financial statement disclosures. SFAS No. 157 applies in situations where other accounting pronouncements require or permit fair value measurements.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2008 (in thousands):

	Total Carrying Value	Fair Value Measurements Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward Exchange Contracts – Assets	$1,713	$—	$1,713	$—
Forward Exchange Contracts – Liabilities	2,022	$—	$2,022	—

The Company’s counterparty (“Counterparty”) to these forward exchange transactions is a major financial institution with an investment grade or better credit rating. These forward exchange contracts are measured at fair value using a “mid-market” valuation which represents either (1) the Counterparty’s good faith estimate of the mid-market value of the position, based on estimated or actual bids and offers for the positions, or (2) a “mid-market” price generated by proprietary valuation models utilized by the Counterparty.

7.	Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact that SFAS No. 161 will have on its financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of all our product offerings; demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and timely commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; inadvertent and nonwillful infringement on others’ trademarks, patents and other intellectual property; difficulties in implementing, operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in implementing SAP information management software; interruptions in data and communication systems; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased material and/or labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the S.E.C. The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Overview

Our total revenues decreased 16.0% in the three months ended March 31, 2008 from the three months ended March 31, 2007. Our overall gross profit margins, as a percentage of revenues, decreased to 46.6% for the three months ended March 31, 2008 compared to 47.0% for the three months ended March 31, 2007. Our selling, general and administrative expenses increased to 41.4% of revenues for the three months ended March 31, 2008 from 30.1% of revenues for the three months ended March 31, 2007 due mainly to increases in data processing expenses, advertising expenses and compensation and compensation related expenses. At March 31, 2008, our total futures orders with start ship dates from April through September 2008 were $128,305,000, a decrease of 25.5% from March 31, 2007. Of this amount, domestic futures orders were $47,159,000, a decrease of 46.8%, and international futures orders were $81,146,000, a decrease of 2.8%. Net earnings and net earnings per diluted share for the first quarter of 2008 decreased 60.5% and 60.8%, respectively, to $7,110,000, or $0.20 per diluted share, compared with $17,997,000, or $0.51 per diluted share, in the prior-year period.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the Consolidated Statements of Earnings relative to revenues.

	Three Months Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of goods sold	53.4	53.0
Gross profit	46.6	47.0
Selling, general and administrative expenses	41.4	30.1
Interest income, net	1.9	1.8
Earnings before income taxes	7.1	18.7
Income tax expense	0.2	4.0
Net earnings	6.9	14.7

Revenues

K•Swiss brand revenues decreased to $98,401,000 for the three months ended March 31, 2008 from $118,595,000 for the three months ended March 31, 2007, a decrease of $20,194,000 or 17.0%. This decrease was the result of a decrease in the volume of footwear sold offset by higher average wholesale prices per pair. The volume of footwear sold decreased to 3,304,000 pair for the three months ended March 31, 2008, from 4,178,000 pair for the three months ended March 31, 2007. The decrease in the volume of footwear sold for the three months ended March 31, 2008 was primarily the result of decreased sales of the lifestyle category of 26.1%, offset by increased sales of the performance category of 22.2%. This decrease in volume for the three months ended March 31, 2008 was offset by a higher average wholesale price per pair of $28.65 for the three months ended March 31, 2008 from $27.63 for the three months ended March 31, 2007, an increase of 3.7%, which resulted primarily from a geographic mix of sales, as international sales, which generally yield a higher average sales price, have increased as a percentage of total sales for the three months ended March 31, 2008.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Three Months Ended March 31,
	2008	2007	% Change
Domestic
K•Swiss brand	$40,741	$61,435	(33.7%)
Royal Elastics brand	698	948	(26.4%)

Total domestic	$41,439	$62,383	(33.6%)

International
K•Swiss brand	$57,660	$57,160	0.9%
Royal Elastics brand	3,810	3,025	26.0%

Total international	$61,470	$60,185	2.1%

Total Revenues	$102,909	$122,568	(16.0%)

Customer acceptance of our domestic product has been weak and is likely to continue for the near term. During late 2006/early 2007, we hired several individuals in product design and management, however, it will take additional time for the full impact of the contribution of these individuals to affect our business.

Gross Margin

Overall gross profit margins, as a percentage of revenues, decreased to 46.6% for the three months ended March 31, 2008, from 47.0% for the three months ended March 31, 2007. Gross profit margin for the three months ended March 31, 2008 was affected by product mix changes and geographic mix of international sales. International sales generally yield a higher gross profit margin, however, gross margins were lower for the three months ended March 31, 2008 compared with the three months ended March 31, 2007 for the reasons previously mentioned. Our gross margins may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased to $42,623,000 (41.4% of revenues) for the three months ended March 31, 2008, from $36,877,000 (30.1% of revenues) for the three months ended March 31, 2007, an increase of $5,746,000 or 15.6%. This increase was the result of increases in data processing, advertising and compensation and compensation related expenses for the three months ended March 31, 2008. Data processing expenses increased 590.9% as a result of the on-going maintenance expenses for our SAP computer software system which was implemented in the fourth quarter of 2007 for our domestic and a portion of our international operations. Advertising expenses increased 8.2% primarily due to an increase in our domestic advertising expenses as part of a strategic effort to increase brand awareness, partially offset by a decrease in international advertising as part of an effort to reduce and/or maintain costs as the growth in our international business slows. Compensation and compensation related expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, increased 9.5% due to an increase in headcount and a decrease in the bonus/incentive related expense reversals that were calculated in accordance with our bonus formula under our Economic Value Added incentive program. Corporate expenses of $7,615,000 and $3,949,000 for the three months ended March 31, 2008 and 2007, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire corporation. The increase in corporate expenses during the three months ended March 31, 2008 was due to SAP maintenance expenses and bonus/incentive expenses incurred for reasons discussed above, in addition to an increase in legal expenses, in connection with pursuing a lawsuit to protect our trademarks.

Interest, Other and Taxes

Overall net interest income was $1,935,000 (1.9% of revenues) for the three months ended March 31, 2008 compared to $2,211,000 (1.8% of revenues) for the three months ended March 31, 2007, representing a decrease of $276,000 for the three months ended March 31, 2008 compared to the same prior year period. This decrease in net interest income was the result of lower average interest rates, offset by higher average balances during the three months ended March 31, 2008.

Our effective tax rate was 2.4% and 21.3% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the effective tax rate was mainly due to our geographic mix of sales and earnings: international sales have become a larger portion of revenues and our international operations were more profitable than our domestic operations during the three months ended March 31, 2008. In addition, starting January 1, 2005, provision has not been made for United States income taxes on earnings of selected international subsidiary companies as these are intended to be permanently invested.

Net earnings decreased 60.5% to $7,110,000, or $0.20 per share (diluted earnings per share), for the three months ended March 31, 2008 from $17,997,000, or $0.51 per share (diluted earnings per share) for the three months ended March 31, 2007.

Backlog

At March 31, 2008 and 2007 total futures orders with start ship dates from April 2008 and 2007 through September 2008 and 2007 were approximately $128,305,000 and $172,192,000, respectively, a decrease of 25.5%. The 25.5% decrease in total futures orders is comprised of a 20.0% decrease in the second quarter 2008 futures orders and a 30.8% decrease in the third quarter 2008 futures orders. At March 31, 2008 and 2007, domestic futures orders with start ship dates from April 2008 and 2007 through September 2008 and 2007 were approximately $47,159,000 and $88,719,000, respectively, a decrease of 46.8%. At March 31, 2008 and 2007, international futures orders with start ship dates from April 2008 and 2007 through September 2008 and 2007 were approximately $81,146,000 and $83,473,000, respectively, a decrease of 2.8%. The 2.8% decrease in total international futures orders is comprised of a 6.6% increase in the second quarter 2008 futures orders and an 11.1% decrease in the third quarter 2008 futures orders. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty.

Liquidity and Capital Resources

We experienced net cash outflows of approximately $9,773,000 from our operating activities during the three months ended March 31, 2008 compared to net cash inflows of approximately $9,922,000 from our operating activities during the three months ended March 31, 2007. The decrease in operating cash from the prior year is due primarily to the decrease in net earnings and to the differences in amounts in the changes in accounts payable and accrued liabilities and prepaid expenses and other assets, offset by the difference in the amount in the change in inventories.

We had net cash outflows from our investing activities for the three months ended March 31, 2008 and 2007 due to the purchase of property, plant and equipment and for the three months ended March 31, 2008, the purchase of trademarks. The increase in investment in property, plant and equipment in 2008 is due to the implementation of SAP information management software in Europe. During 2008 and over the next few years we will continue our implementation of SAP information management software in our domestic and international operations.

We had net cash outflows from our financing activities for the three months ended March 31, 2008 and 2007 primarily due to the payment of cash dividends and to the purchase of our outstanding stock under our current stock repurchase program, partially offset by proceeds from stock options exercised.

On October 26, 2004, the Board of Directors authorized a stock repurchase program to supplement prior stock repurchase programs, which allows us to repurchase through December 2009, up to 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. As of March 31, 2008, a maximum of 3,911,289 shares may be repurchased pursuant to the stock repurchase program. We adopted this program because we believe that depending upon the then-array of alternatives, repurchasing our shares can be a good use of excess cash. Currently, we have made purchases under all stock repurchase programs from August 1996 through April 28, 2008 (the day prior to the filing of the Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No other material capital commitments existed at March 31, 2008. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2008. At March 31, 2008 and December 31, 2007 there was no funded debt. At March 31, 2008 we were in compliance with all relevant covenants under our credit facilities. We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2008 or 2007, nor did we have any off-balance sheet arrangements outstanding at March 31, 2008 or 2007.

Our working capital increased $995,000 to $356,321,000 at March 31, 2008 from $355,326,000 at December 31, 2007. Working capital increased during the three months ended March 31, 2008 mainly due to an increase in accounts receivable offset by a decrease in cash and cash equivalents.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which Item 7A is hereby incorporated by reference.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2008 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which Item 1A is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the first quarter of 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
January 1 through January 31, 2008	—	$—	—	4,060,745 shares
February 1 through February 29, 2008	—	—	—	4,060,745 shares
March 1 through March 31, 2008	149,456	14.19	149,456	3,911,289 shares

Total	149,456	$14.19	149,456	3,911,289 shares

(1)	In October 2004, the Board of Directors approved a 5,000,000 share repurchase program. This program expires in December 2009. The Company repurchased these shares on the open market.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on October 1, 2004)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

3.3	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 18, 2006)

3.4	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on December 10, 2007)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.16	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.17	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.18	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.19	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.20	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.21	Amendment No. 2 to Loan Agreement, dated June 28, 2007, between the Company and Bank of America (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 29, 2007)

10.22	Amendment No. 3 to Loan Agreement, dated March 28, 2008, between the Company and Bank of America (incorporated by reference to exhibit 10.1 to Registrant’s Form 8-K filed with the S.E.C. on March 28, 2008)

10.23	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.24	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.25	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: April 28, 2008	By:	/s/ George Powlick

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