Form 10-Q
period 2008-06-30
K SWISS INC
filed 2008-07-31
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at July 30, 2008:

Class A	26,760,210
Class B	8,059,524

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$295,506	$291,235
Accounts receivable, less allowance for doubtful accounts of $2,751 and $2,941 as of June 30, 2008 and December 31, 2007, respectively	52,274	34,808
Inventories	63,811	63,227
Prepaid expenses and other current assets	7,428	11,231
Deferred taxes	5,067	5,226

Total current assets	424,086	405,727
PROPERTY, PLANT AND EQUIPMENT, net	24,742	24,100
OTHER ASSETS
Intangible assets (Note 3)	10,715	4,700
Deferred taxes	2,977	3,248
Other	8,922	8,578

	22,614	16,526

	$471,442	$446,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$18,072	$22,017
Accrued income taxes	2,683	530
Accrued liabilities	20,617	27,854

Total current liabilities	41,372	50,401
OTHER LIABILITIES	12,081	11,719
STOCKHOLDERS’ EQUITY (Note 4)
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 29,181,827 shares issued, 26,760,210 shares outstanding and 2,421,617 shares held in treasury at June 30, 2008 and 28,970,733 shares issued, 26,698,572 shares outstanding and 2,272,161 shares held in treasury at December 31, 2007	292	290
Class B, convertible – authorized 18,000,000 shares of $0.01 par value; 8,059,524 shares issued and outstanding at June 30, 2008 and December 31, 2007	81	81
Additional paid-in capital	58,993	55,657
Treasury Stock	(58,190)	(56,070)
Retained earnings	402,186	372,128
Accumulated other comprehensive earnings -
Foreign currency translation	15,865	13,366
Net loss on hedge derivatives	(1,238)	(1,219)

	417,989	384,233

	$471,442	$446,353

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Dollar amounts and shares in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenues (Note 5)	$188,064	$225,019	$85,155	$102,451
Cost of goods sold	103,468	122,549	48,532	57,529

Gross profit	84,596	102,470	36,623	44,922
Selling, general and administrative expenses	77,981	73,251	35,358	36,374

Operating profit (Note 5)	6,615	29,219	1,265	8,548
Other income (Note 6)	30,000	—	30,000	—
Interest income, net	3,487	4,574	1,552	2,363

Earnings before income taxes	40,102	33,793	32,817	10,911
Income tax expense	6,569	8,137	6,394	3,252

Net Earnings	$33,533	$25,656	$26,423	$7,659

Earnings per common share (Note 2)
Basic	$0.97	$0.74	$0.76	$0.22

Diluted	$0.95	$0.72	$0.75	$0.22

Weighted average number of shares outstanding (Note 2)
Basic	34,729	34,658	34,727	34,693

Diluted	35,291	35,494	35,271	35,495

Dividends declared per common share	$0.10	$0.10	$0.05	$0.05

Net Earnings	$33,533	$25,656	$26,423	$7,659
Other comprehensive earnings (loss) –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the six months ended June 30, 2008 and 2007, respectively, and net of income taxes of $0 and $0 for the three months ended June 30, 2008 and 2007, respectively	2,499	1,637	(51)	1,150
Change in deferred (loss) gain on hedge derivatives, net of income taxes of $0 and $0 for the six months ended June 30, 2008 and 2007, respectively, and net of income taxes of $0 and $0 for the three months ended June 30, 2008 and 2007, respectively	(19)	418	(180)	(104)

Comprehensive Earnings	$36,013	$27,711	$26,192	$8,705

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$33,533	$25,656
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,762	954
Net loss on disposal of property, plant and equipment	15	22
Deferred income taxes	443	199
Stock-based compensation	1,178	1,117
Excess income tax benefit of stock-based compensation	(659)	(962)
Increase in accounts receivable	(17,545)	(15,310)
Increase in inventories	(405)	(1,677)
Decrease in prepaid expenses and other assets	2,802	911
(Decrease) increase in accounts payable and accrued liabilities	(7,645)	9,817

Net cash provided by operating activities	13,479	20,727

Cash flows from investing activities:
Purchase of intangible assets	(6,015)	—
Purchase of property, plant and equipment	(2,322)	(8,641)

Net cash used in investing activities	(8,337)	(8,641)

Cash flows from financing activities:
Repurchase of stock	(2,120)	(410)
Payment of dividends	(3,475)	(3,470)
Excess income tax benefit of stock-based compensation	659	962
Proceeds from stock options exercised	1,501	1,026

Net cash used in financing activities	(3,435)	(1,892)

Effect of exchange rate changes on cash	2,564	1,776

Net increase in cash and cash equivalents	4,271	11,970
Cash and cash equivalents at beginning of period	291,235	260,229

Cash and cash equivalents at end of period	$295,506	$272,199

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$23	$54
Income taxes	$1,042	$3,819

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of June 30, 2008 and the results of its operations and its cash flows for the six and three months ended June 30, 2008 and 2007 have been included for the periods presented. The results of operations and cash flows for the six and three months ended June 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition, certain reclassifications have been made in the 2007 presentation to conform to the 2008 presentation. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share (“EPS”) computations (shares in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2008		2007		2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,729	$0.97	34,658	$0.74	34,727	$0.76	34,693	$0.22
Effect of Dilutive Stock Options	562	(0.02)	836	(0.02)	544	(0.01)	802	—

Diluted EPS	35,291	$0.95	35,494	$0.72	35,271	$0.75	35,495	$0.22

The following options were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the Company’s common stock during the periods indicated below:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Options to purchase shares of common stock (in thousands)	229	133
Exercise prices	$17.62 – $34.75	$31.10 – $35.89
Expiration dates	July 2013 – February 2017	February 2015 – February 2017

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Options to purchase shares of common stock (in thousands)	229	199
Exercise prices	$17.62 – $34.75	$29.14 – $35.89
Expiration dates	July 2013 – February 2017	February 2015 – May 2017

3.	Intangible Assets

Intangible assets are as follows (in thousands):

	June 30, 2008	December 31, 2007
Goodwill	$4,618	$4,618
Trademarks	8,776	2,761
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$10,715	$4,700

The change in the carrying amount of goodwill and intangible assets during the six and three months ended June 30, 2008 is as follows (in thousands):

	Six Months Ended June 30, 2008	Three Months Ended June 30, 2008
Beginning Balance	$4,700	$10,715
Purchased trademarks	6,015	—

Ending Balance	$10,715	$10,715

During the six months ended June 30, 2008, the Company purchased trademarks of $6,015,000, see discussion in Note 8. There were no changes in the carrying amount of goodwill and intangible assets during the three months ended June 30, 2008. There were no changes in the carrying amount of goodwill and intangible assets during the three and six months ended June 30, 2007. The Company performed the annual reassessment and impairment test as of January 1, 2008 to determine whether goodwill and intangible assets were impaired and determined there was no impairment.

4.	Stockholders’ Equity

Under its stock repurchase program, the Company purchased 149,456 shares of Class A Common Stock during the six months ended June 30, 2008 for a total expenditure of approximately $2,120,000.

5.	Segment Information

The Company’s predominant business is the design, development and distribution of athletic footwear. Substantially all of the Company’s revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and Other International operations. The following tables summarize segment information (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenues from unrelated entities (1):
United States	$77,571	$116,047	$36,132	$53,664
Europe	75,347	76,429	33,961	34,682
Other International	35,146	32,543	15,062	14,105

	$188,064	$225,019	$85,155	$102,451

Inter-geographic revenues:
United States	$4,028	$4,717	$1,754	$2,233
Europe	3	1	—	—
Other International	24,386	23,134	11,626	10,223

	$28,417	$27,852	$13,380	$12,456

Total revenues:
United States	$81,599	$120,764	$37,886	$55,897
Europe	75,350	76,430	33,961	34,682
Other International	59,532	55,677	26,688	24,328
Less inter-geographic revenues	(28,417)	(27,852)	(13,380)	(12,456)

	$188,064	$225,019	$85,155	$102,451

Operating profit:
United States	$1,207	$19,897	$1,347	$6,281
Europe	14,203	16,264	6,255	5,964
Other International	6,422	2,791	1,880	798
Less corporate expenses (2)	(15,653)	(8,449)	(8,038)	(4,500)
Eliminations	436	(1,284)	(179)	5

	$6,615	$29,219	$1,265	$8,548

	June 30, 2008	December 31, 2007
Identifiable assets:
United States	$103,739	$105,490
Europe	62,265	55,872
Other International	29,560	25,903
Corporate assets and eliminations (3)	275,878	259,088

	$471,442	$446,353

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company and are not segment/region specific. The increase in corporate expenses for the three and six months ended June 30, 2008 is due to an increase in data processing expenses, as a result of the on-going maintenance expenses incurred in connection with the Company’s domestic and a portion of its international SAP computer software system implementation in the fourth quarter of 2007 and the Company’s continuing SAP computer software implementation of other operational regions in 2008 and an increase in legal expenses, in connection with pursuing a lawsuit against Payless ShoeSource, Inc., a Missouri corporation, and Payless ShoeSource, Inc., a Delaware corporation (collectively, “Payless”) to protect the Company’s trademarks. In addition, for the six months ended June 30, 2008, the increase in corporate expenses is due to a decrease in the bonus/incentive related expense reversals that were calculated in accordance with the bonus formula under the Company’s Economic Value Added incentive program offset by decreases in other fringe benefit related expenses.
(3)	Corporate assets include cash and cash equivalents and intangible assets.

During the six months ended June 30, 2008 and 2007 approximately 8% and 13%, respectively, of revenues were attributable to one customer. During the three months ended June 30, 2008 and 2007 approximately 7% and 12%, respectively, of revenues were attributable to one customer.

6.	Other Income

On June 24, 2008, the Company entered into a settlement agreement with Payless in connection with the Company’s 2004 action filed against Payless in the United States District Court for the Central District of California (Western District), in which the Company alleged trademark and trade dress infringement, trademark dilution, unfair competition and breach of contract. The settlement agreement provided, among other things, that Payless would pay to the Company $30 million in cash on or before July 1, 2008 in payment of compensatory damages claimed by the Company from Payless’ advertising, promotion and sale of certain footwear. The Company received this payment on June 30, 2008, which is included in “Other Income” in the Company’s Consolidated Statements of Earnings for the six and three months ended June 30, 2008.

7.	Fair Value Measurement

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2008 (in thousands):

	Total Carrying Value	Fair Value Measurements Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward Exchange Contracts – Assets	$700	$—	$700	$—
Forward Exchange Contracts – Liabilities	$1,042	$—	$1,042	$—

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

8.	Palladium

On May 16, 2008, the Company, entered into a Share Purchase and Shareholders’ Rights Agreement by and among Christophe Mortemousque, Palladium SAS (“Palladium”) and the Company (the “Agreement”) providing for the indirect purchase of 57% of the equity interests of Palladium from its shareholders for a total purchase price of €5.3 million, or approximately $8.4 million, (including a loan of €3.65 million, or approximately, $5.8 million). Pursuant to the terms of the Agreement, the Company has also agreed to acquire the remaining 43% of the equity interests of Palladium based on a formula driven by Palladium’s EBITDA for the year ended December 31, 2012. Closing of the 57% equity purchase occurred on July 1, 2008. In addition, on March 28, 2008, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Palladium. The Assignment Agreement provided for the Company’s assumption of Palladium’s rights and obligations under a certain intellectual property purchase and sale agreement by and between Palladium and Consolidated Shoe Company pursuant to which Palladium agreed to acquire certain intellectual property from Consolidated Shoe Company for a purchase price of $6.0 million.

9.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the S.E.C.’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect SFAS No. 162 will result in a change in current practice.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K for the year ended December 31, 2007 have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable and inventory reserves. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Overview

Our total revenues decreased 16.9% and 16.4% in the three and six months ended June 30, 2008 from the three and six months ended June 30, 2007, respectively. Our overall gross profit margins, as a percentage of revenues, decreased to 43.0% and 45.0% for the three and six months ended June 30, 2008 compared to 43.8% and 45.5% for the three and six months ended June 30, 2007, respectively. Our selling, general and administrative expenses decreased to $35,358,000 for the three months ended June 30, 2008 from $36,374,000 for the three months ended June 30, 2007 due mainly to a decrease in advertising expenses offset by increases in SAP related expenses, compensation expenses and legal expenses. Our selling, general and administrative expenses increased to $77,981,000 for the six months ended June 30, 2008 compared to $73,251,000 for the six months ended June 30, 2007 due mainly to increases in SAP related expenses, compensation expenses and legal expenses, offset by a decrease in advertising expenses. During the three and six months ended June 30, 2008, we received a settlement payment of $30,000,000 in connection with a lawsuit defending our trademarks, which is included in other income. At June 30, 2008, our total futures orders with start ship dates from July through December 2008 were $104,178,000, a decrease of 32.4% from June 30, 2007. Of this amount, domestic futures orders were $38,054,000, a decrease of 50.7%, and international futures orders were $66,124,000, a decrease of 14.1%. Net earnings and net earnings per diluted share for the three months ended June 30, 2008 increased to $26,423,000 (including the settlement payment described above), or $0.75 per diluted share, respectively, compared with $7,659,000, or $0.22 per diluted share, in the prior-year period. Net earnings and net earnings per diluted share for the six months ended June 30, 2008 increased to $33,533,000 (including the settlement payment described above), or $0.95 per diluted share, respectively, compared with $25,656,000, or $0.72 per diluted share, in the prior-year period. On July 1, 2008, we purchased a 57% equity interest of Palladium SAS (“Palladium”) for €5.3 million, or approximately $8.4 million, (including a loan of €3.65 million, or approximately $5.8 million).

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the Consolidated Statements of Earnings relative to revenues.

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.0	54.5	57.0	56.2
Gross profit	45.0	45.5	43.0	43.8
Selling, general and administrative expenses	41.5	32.5	41.5	35.4
Other income	15.9	—	35.2	—
Interest income, net	1.9	2.0	1.8	2.3
Earnings before income taxes	21.3	15.0	38.5	10.7
Income tax expense	3.5	3.6	7.5	3.2
Net earnings	17.8	11.4	31.0	7.5

Revenues

K•Swiss brand revenues decreased to $82,885,000 for the three months ended June 30, 2008 from $100,670,000 for the three months ended June 30, 2007, a decrease of $17,785,000 or 17.7%. K•Swiss brand revenues decreased to $181,286,000 for the six months ended June 30, 2008 from $219,265,000 for the six months ended June 30, 2007, a decrease of $37,979,000 or 17.3%. The decrease for the three and six months ended June 30, 2008 was the result of a decrease in the volume of footwear sold offset by slightly higher average wholesale prices per pair. The volume of footwear sold decreased to 2,907,000 and 6,211,000 pair for the three and six months ended June 30, 2008, respectively, from 3,564,000 and 7,741,000 pair for the three and six months ended June 30, 2007, respectively. The decrease in the volume of footwear sold for the three months ended June 30, 2008 was primarily the result of decreased sales of the lifestyle category of 20.7%, offset by an increase in the performance category of 3.6%. This decrease in volume for the three and six months ended June 30, 2008 was offset by a higher average wholesale price per pair of $27.59 for the three months ended June 30, 2008 from $27.58 for the three months ended June 30, 2007 and $28.15 for the six months ended June 30, 2008 from $27.60 for the six months ended June 30, 2007, an increase of 2.0%. These higher average wholesale prices per pair resulted primarily from international sales, which generally yield a higher average sales price, having increased as a percentage of total sales for the three and six months ended June 30, 2008.

For the three and six months ended June 30, 2008, total revenues declined 16.9% and 16.4%, respectively. The decrease was the result of a decline in domestic revenues offset by a slight increase in international revenues (other than Europe) for the three and six months ended June 30, 2008. The breakdown of revenues (dollar amounts in thousands) is as follows:

	Six Months Ended June 30,			Three Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Domestic
K•Swiss brand	$76,083	$114,555	(33.6)%	$35,342	$53,120	(33.5)%
Royal Elastics brand	1,488	1,492	(0.3)%	790	544	45.2%

Total domestic	$77,571	$116,047	(33.2)%	$36,132	$53,664	(32.7)%

International
K•Swiss brand	$105,203	$104,710	0.5%	$47,543	$47,550	(0.0)%
Royal Elastics brand	5,290	4,262	24.1%	1,480	1,237	19.6%

Total international	$110,493	$108,972	1.4%	$49,023	$48,787	0.5%

Total Revenues	$188,064	$225,019	(16.4)%	$85,155	$102,451	(16.9)%

Customer acceptance of our domestic product has been weak and is likely to continue for the near term. In addition customer acceptance for our international product has weakened. In an effort to increase customer acceptance of our products, during late 2006/early 2007, we hired several individuals in product design and management. It will, however, take additional time for the full impact of the contribution of these individuals to affect our business.

Gross Margin

Gross profit margins, as a percentage of revenues, decreased to 43.0% for the three months ended June 30, 2008, from 43.8% for the three months ended June 30, 2007 and decreased to 45.0% for the six months ended June 30, 2008, from 45.5% for the six months ended June 30, 2007. Gross profit margins for the three and six months ended June 30, 2008 were affected by product mix changes and geographic mix of international sales. International sales generally yield a higher gross profit margin, however gross margins were lower for the six months ended June 30, 2008 compared with the six months ended June 30, 2007, for reasons previously mentioned. Our gross margins may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $35,358,000 (41.5% of revenues) for the three months ended June 30, 2008, from $36,374,000 (35.4% of revenues) for the three months ended June 30, 2007, a decrease of $1,016,000 or 2.8%. Selling, general and administrative expenses increased to $77,981,000 (41.5% of revenues) for the six months ended June 30, 2008, from $73,251,000 (32.5% of revenues) for the six months ended June 30, 2007, an increase of $4,730,000 or 6.5%. The decrease in selling, general and administrative expenses during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, was the result of a decrease in advertising expenses offset by increases in SAP related expenses, compensation expenses and legal expenses. The increase in selling, general and administrative expenses during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, was the result of increases in SAP related expenses, compensation expenses and legal expenses, offset by a decrease in advertising expenses. The increase in SAP related expenses during the three and six months ended June 30, 2008 includes $1,512,000 and $4,529,000, respectively, in consulting, data conversion, training and training material expenses incurred as a result of our domestic and a portion of our international SAP computer software implementation in the fourth quarter of 2007 and our continuing SAP computer software implementation of other operational regions in 2008. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, increased 14.0% and 11.7% for the three and six months ended June 30, 2008, respectively, primarily due to an increase in headcount. The increase in compensation expenses for the six months ended June 30, 2008 was also due to decreases in the reversal of bonus/incentive related expenses that were calculated in accordance with the bonus formula under our Economic Value Added (“EVA”) incentive program, offset by decreases in other bonus/incentive related expenses. Legal expenses increased 76.9% and 72.1% for the three and six months ended June 30, 2008, respectively, in connection with pursuing a lawsuit against Payless ShoeSource, Inc., a Missouri corporation, and Payless ShoeShource Inc., a Delaware corporation (collectively, “Payless”) to protect our trademarks and as a result of the court-mandated postponement of this case, which occurred in the first quarter of 2007. Advertising expenses decreased 46.0% for the three months ended June 30, 2008 primarily due to decreases in both domestic and international markets and advertising expenses decreased 18.0% for the six months ended June 30, 2008, primarily due to a decrease in international advertising expenses as part of an effort to reduce costs as the growth in our international business slows, offset slightly by an increase in domestic advertising expenses as part of a strategic effort to increase brand awareness. Corporate expenses of $8,038,000 and $15,653,000 for the three and six months ended June 30, 2008, respectively, compared to $4,500,000 and $8,449,000 for the three and six months ended June 30, 2007, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company. The increase in corporate expenses during the three and six months ended June 30, 2008 was due to SAP related expenses and legal expenses and, for the six months ended June 30, 2008, a reversal of bonus/incentive expenses incurred for reasons discussed above.

Other Income, Interest and Taxes

Other income for the three and six months ended June 30, 2008 consists of a $30,000,000 settlement payment received on June 30, 2008. On June 24, 2008, the Company entered into a settlement agreement with Payless in connection with our 2004 action filed against Payless in the United States District Court for the Central District of California (Western District), in which we alleged trademark and trade dress infringement, trademark dilution, unfair competition and breach of contract. The settlement agreement provided, among other things, that Payless would pay to us $30 million in cash on or before July 1, 2008 in payment of compensatory damages claimed by us from Payless’ advertising, promotion and sale of certain footwear.

Net interest income was $1,552,000 (1.8% of revenues) and $3,487,000 (1.9% of revenues) for the three and six months ended June 30, 2008, respectively, compared to $2,363,000 (2.3% of revenues) and $4,574,000 (2.0% of revenues) for the three and six months ended June 30, 2007, representing a decrease of $811,000 and $1,087,000 for the three and six months ended June 30, 2008, respectively, compared to the same prior year period. The decrease in net interest income for the three months ended June 30, 2008 was the result of lower average interest rates and average balances and the decrease in net interest income for the six months ended June 30, 2008 was the result of lower average interest rates offset by higher average balances.

Our effective tax rate was 19.5% and 16.4% for the three and six months ended June 30, 2008 compared to 29.8% and 24.1% for the three and six months ended June 30, 2007, respectively. The decrease in the effective tax rate was mainly due to our geographic mix of sales and earnings: international sales have become a larger portion of revenues but our domestic operations were more profitable, due to the settlement payment previously mentioned, during the three and six months ended June 30, 2008. On a quarterly basis, we estimate what our effective tax rate will be for the full calendar year. The estimated annual effective tax rate is then applied to estimated pre-tax income excluding significant or infrequently occurring items, to determine the estimated year-to-date and quarterly tax expense. The income tax effects of infrequent or unusual items are recognized in the quarterly period in which they occur. As the year progresses, we continually refine our estimate based upon actual events and earnings. This continual estimation process periodically results in a change to our expected annual effective tax rate. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision equals the estimated annual rate. In addition, starting January 1, 2005, provision has not been made for United States income taxes on earnings of selected subsidiary companies as these are intended to be permanently invested.

Net earnings increased to $26,423,000, or $0.75 per share (diluted earnings per share), for the three months ended June 30, 2008 from $7,659,000, or $0.22 per share (diluted earnings per share), for the three months ended June 30, 2007. Net earnings increased to $33,533,000, or $0.95 per share (diluted earnings per share), for the six months ended June 30, 2008 from $25,656,000, or $0.72 per share (diluted earnings per share), for the six months ended June 30, 2007. Earnings for the three and six months ended June 30, 2008 included the pre-tax settlement of litigation of $30,000,000, described above, or $0.52 per diluted share (after tax).

Backlog

At June 30, 2008 and 2007 total futures orders with start ship dates from July 2008 and 2007 through December 2008 and 2007 were approximately $104,178,000 and $154,131,000, respectively, a decrease of 32.4%. The 32.4% decrease in total futures orders is comprised of a 28.6% decrease in the third quarter 2008 futures orders and a 38.8% decrease in the fourth quarter 2008 futures orders. At June 30, 2008 and 2007, domestic futures orders with start ship dates from July 2008 and 2007 through December 2008 and 2007 were approximately $38,054,000 and $77,194,000, respectively, a decrease of 50.7%. At June 30, 2008 and 2007, international futures orders with start ship dates from July 2008 and 2007 through December 2008 and 2007 were approximately $66,124,000 and $76,937,000, respectively, a decrease of 14.1%. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty.

Liquidity and Capital Resources

We experienced net cash inflows of approximately $13,479,000 from our operating activities during the six months ended June 30, 2008 compared to net cash inflows of approximately $20,727,000 from our operating activities during the six months ended June 30, 2007. The decrease in operating cash inflows from the prior year is due primarily to the differences in the amounts of changes in accounts payable and accrued liabilities and accounts receivable, offset by an increase in net earnings and to the differences in the amounts of changes in prepaid expenses and other assets and inventories.

We had net cash outflows from our investing activities for the six months ended June 30, 2008 and 2007 due to the purchase of property, plant and equipment and for the six months ended June 30, 2008, the purchase of trademarks. The investment in property, plant and equipment in 2008 is due to the implementation of SAP information management software for our European operations. During 2008 and over the next few years we will continue our implementation of SAP information management software in our domestic and international operations.

We had net cash outflows from our financing activities for the six months ended June 30, 2008 and 2007 primarily due to the payment of cash dividends and to the purchase of our outstanding stock under our current stock repurchase program, partially offset by proceeds from stock options exercised.

On October 26, 2004, the Board of Directors authorized a stock repurchase program to supplement prior stock repurchase programs, which allows us to repurchase through December 2009, up to 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. As of June 30, 2008, a maximum of 3,911,289 shares may be repurchased pursuant to the stock repurchase program. We adopted this program because we believe that depending upon the then-array of alternatives, repurchasing our shares can be a good use of excess cash. Currently, we have made purchases under all stock repurchase programs from August 1996 through July 30, 2008 (the day prior to the filing of the Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for information regarding the number of shares purchased in the three months ended June 30, 2008.

On May 16, 2008, we entered into a Share Purchase and Shareholders’ Rights Agreement by and among Christophe Mortemousque, Palladium and the Company (the “Agreement”) providing for the indirect purchase of 57% of the equity interests of Palladium from its shareholders for a total purchase price of €5.3 million, or approximately $8.4 million, (including a loan of €3.65 million, or approximately $5.8 million). Pursuant to the terms of the Agreement, the Company has also agreed to acquire the remaining 43% of the equity interests of Palladium based on a formula driven by Palladium’s EBITDA for the year ended December 31, 2012. Closing of the 57% equity purchase occurred on July 1, 2008.

No other material capital commitments existed at June 30, 2008. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2008. At June 30, 2008 and December 31, 2007 there was no funded debt. At June 30, 2008 we were in compliance with all relevant covenants under our credit facilities. We did not enter into any off-balance sheet arrangements during the six months ended June 30, 2008 or 2007, nor did we have any off-balance sheet arrangements outstanding at June 30, 2008 or 2007.

Our working capital increased $27,388,000 to $382,714,000 at June 30, 2008 from $355,326,000 at December 31, 2007. Working capital increased during the six months ended June 30, 2008 mainly due to an increase in accounts receivable and a decrease in accounts payable and accrued liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which Item 7A is hereby incorporated by reference.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2008 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On June 24, 2008, the Company entered into a settlement agreement with Payless ShoeSource, Inc., a Missouri corporation and Payless ShoeSource, Inc., a Delaware corporation (collectively, “Payless”) in connection with the Company’s 2004 action filed against Payless in the United States District Court for the Central District of California (Western District), in which the Company alleged trademark and trade dress infringement, trademark dilution, unfair competition and breach of contract. The settlement agreement provided, among other things, that Payless would pay to the Company $30 million in cash on or before July 1, 2008 in payment of compensatory damages claimed by the Company from Payless’ advertising, promotion and sale of certain footwear. The Company received this payment on June 30, 2008.

Item 1A.	Risk Factors

There have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which Item 1A is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the second quarter of 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
April 1 through April 30, 2008	—	$—	—	3,911,289 shares
May 1 through May 31, 2008	—	—	—	3,911,289 shares
June 1 through June 30, 2008	—	—	—	3,911,289 shares

Total	—	$—	—	3,911,289 shares

(1)	In October 2004, the Board of Directors approved a 5,000,000 share repurchase program. This program expires in December 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Certain matters were submitted to a vote of the Company’s stockholders at the Company’s Annual Stockholders Meeting held on May 20, 2008. The results of these matters are detailed in the Form 8-K filed with the S.E.C. on May 21, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on October 1, 2004)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

3.3	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 18, 2006)

3.4	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on December 10, 2007)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.16	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.17	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.18	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.19	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008

10.20	Loan Agreement dated June 1, 2005, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.21	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.22	Amendment No. 2 to Loan Agreement, dated June 28, 2007, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 29, 2007)

10.23	Amendment No. 3 to Loan Agreement, dated March 28, 2008, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.1 to Registrant’s Form 8-K filed with the S.E.C. on March 28, 2008)

10.24	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.25	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.26	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.27	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.28	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit to 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: July 30, 2008	By:	/s/ George Powlick
George Powlick,
Vice President Finance, Chief Operating
Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
10.19	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002