Form 10-Q
period 2008-09-30
K SWISS INC
filed 2008-11-05
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at November 4, 2008:

Class A	26,792,775
Class B	8,059,524

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$291,079	$291,235
Accounts receivable, less allowance for doubtful accounts of $2,676 and $2,941 as of September 30, 2008 and December 31, 2007, respectively	47,958	34,808
Inventories	68,309	63,227
Prepaid expenses and other current assets	5,838	11,231
Deferred taxes	5,199	5,226

Total current assets	418,383	405,727
PROPERTY, PLANT AND EQUIPMENT, net	25,718	24,100
OTHER ASSETS
Intangible assets (Note 3)	20,749	4,700
Deferred taxes	3,001	3,248
Other	9,032	8,578

Total other assets	32,782	16,526

	$476,883	$446,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit	$8,382	$—
Trade accounts payable	15,897	22,017
Accrued income taxes	284	530
Accrued liabilities	25,390	27,854

Total current liabilities	49,953	50,401
OTHER LIABILITIES
Long-term debt (Note 8)	1,051	—
Other liabilities	12,580	11,719

Total other liabilities	13,631	11,719
MINORITY INTEREST (Note 8)	2,131	—
STOCKHOLDERS’ EQUITY (Note 4)
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 29,214,392 shares issued, 26,792,775 shares outstanding and 2,421,617 shares held in treasury at September 30, 2008 and 28,970,733 shares issued, 26,698,572 shares outstanding and 2,272,161 shares held in treasury at December 31, 2007	292	290
Class B, convertible – authorized 18,000,000 shares of $0.01 par value; 8,059,524 shares issued and outstanding at September 30, 2008 and December 31, 2007	81	81
Additional paid-in capital	59,716	55,657
Treasury Stock	(58,190)	(56,070)
Retained earnings	400,343	372,128
Accumulated other comprehensive earnings -
Foreign currency translation	7,969	13,366
Net gain (loss) on hedge derivatives	957	(1,219)

	411,168	384,233

	$476,883	$446,353

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Dollar amounts and shares in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Revenues (Note 5)	$283,881	$332,265	$95,817	$107,246
Cost of goods sold (Note 9)	161,067	179,601	57,599	57,052

Gross profit	122,814	152,664	38,218	50,194
Selling, general and administrative expenses	116,110	116,603	38,129	43,352

Operating profit (Note 5)	6,704	36,061	89	6,842
Other income (Note 6)	30,000	5,232	—	5,232
Interest income, net	5,067	7,176	1,580	2,602

Earnings before income taxes and minority interest, net	41,771	48,469	1,669	14,676
Income tax expense	7,629	9,992	1,060	1,855

Earnings before minority interest, net	34,142	38,477	609	12,821
Income attributable to minority interest, net (Note 8)	709	—	709	—

Net Earnings (Loss)	$33,433	$38,477	$(100)	$12,821

Earnings (Loss) per common share (Note 2)
Basic	$0.96	$1.11	$—	$0.37

Diluted	$0.95	$1.08	$—	$0.36

Weighted average number of shares outstanding (Note 2)
Basic	34,763	34,688	34,830	34,746

Diluted	35,315	35,487	34,830	35,475

Dividends declared per common share	$0.15	$0.15	$0.05	$0.05

Net Earnings (Loss)	$33,433	$38,477	$(100)	$12,821
Other comprehensive earnings (loss) –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the nine months ended September 30, 2008 and 2007, respectively, and net of income taxes of $0 and $0 for the three months ended September 30, 2008 and 2007, respectively	(5,397)	3,784	(7,896)	2,147
Change in deferred gain (loss) on hedge derivatives, net of income taxes of $0 and $0 for the nine months ended September 30, 2008 and 2007, respectively, and net of income taxes of $0 and $0 for the three months ended September 30, 2008 and 2007, respectively	2,176	170	2,195	(248)

Comprehensive Earnings (Loss)	$30,212	$42,431	$(5,801)	$14,720

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$33,433	$38,477
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,660	1,414
Net loss on disposal of property, plant and equipment	31	37
Income attributable to minority interest	709	—
Deferred income taxes	617	(504)
Stock-based compensation	1,640	1,702
Excess income tax benefit of stock-based compensation	(810)	(1,032)
Increase in accounts receivable	(16,505)	(6,228)
Decrease (increase) in inventories	991	(18)
Decrease in prepaid expenses and other current assets	5,548	789
Decrease in accounts payable and accrued liabilities	(11,436)	(2,719)

Net cash provided by operating activities	16,878	31,918

Cash flows from investing activities:
Purchase of Palladium (Note 8)	(2,684)	—
Purchase of intangible assets	(6,015)	—
Purchase of property, plant and equipment	(3,971)	(9,878)
Proceeds from disposal of property, plant and equipment	—	4

Net cash used in investing activities	(12,670)	(9,874)

Cash flows from financing activities:
Borrowings on bank lines of credit	(16,929)	—
Repayments on bank lines of credit	21,180	—
Repurchase of stock	(2,120)	(410)
Payment of dividends	(5,218)	(5,207)
Excess income tax benefit of stock-based compensation	810	1,032
Proceeds from stock options exercised	1,611	1,180

Net cash used in financing activities	(666)	(3,405)

Effect of exchange rate changes on cash	(3,698)	3,631

Net (decrease) increase in cash and cash equivalents	(156)	22,270
Cash and cash equivalents at beginning of period	291,235	260,229

Cash and cash equivalents at end of period	$291,079	$282,499

Supplemental disclosure of cash flow information:

Non-cash investing activities:
On July 1, 2008, the Company purchased 57% of the capital stock of Palladium. In connection with the acquisition, the assets acquired and liabilities were assumed as follows (Note 8):
Fair value of assets acquired	$10,774	$—
Fair value of liabilities assumed	$(17,815)	$—
Contribution by minority member	$(1,422)	$—
Excess fair value over purchase price	$11,147	$—

Cash paid during the period for:
Interest	$156	$55
Income taxes	$1,987	$6,973

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of September 30, 2008 and the results of its operations and its cash flows for the nine and three months ended September 30, 2008 and 2007 have been included for the periods presented. The results of operations and cash flows for the nine and three months ended September 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition, certain reclassifications have been made in the 2007 presentation to conform to the 2008 presentation. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share (“EPS”) computations (shares in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2008		2007		2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,763	$0.96	34,688	$1.11	34,830	$—	34,746	$0.37
Effect of Dilutive Stock Options	552	(0.01)	799	(0.03)	—	—	729	(0.01)

Diluted EPS	35,315	$0.95	35,487	$1.08	34,830	$—	35,475	$0.36

Because the Company had a net loss for the three months ended September 30, 2008, the number of diluted shares is equal to the number of basic shares for the three months ended September 30, 2008. The stock options would have had an anti-dilutive effect on diluted EPS. The following options were not included in the computation of diluted EPS because the exercise price of such options was greater than the average market price of the Company’s common stock during the periods indicated below:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Options to purchase shares of common stock (in thousands)	225	217
Exercise prices	$17.62 – $34.75	$28.19 – $35.89
Expiration dates	July 2013 – February 2017	February 2015 – May 2017

Three Months Ended September 30, 2007
Options to purchase shares of common stock (in thousands)		218
Exercise prices		$27.55 – $35.89
Expiration dates		February 2015 – May 2017

3.	Intangible Assets

Intangible assets are as follows (in thousands):

	September 30, 2008	December 31, 2007
Goodwill	$6,899	$4,618
Trademarks	16,529	2,761
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$20,749	$4,700

The change in the carrying amount of goodwill and intangible assets during the nine and three months ended September 30, 2008 is as follows (in thousands):

	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008
Beginning Balance	$4,700	$10,715
Trademarks acquired	14,703	8,688
Goodwill acquired	2,459	2,459
Foreign currency translation effects	(1,113)	(1,113)

Ending Balance	$20,749	$20,749

During the nine months ended September 30, 2008, the Company acquired trademarks of $14,703,000 and goodwill of $2,459,000, and during the three months ended September 30, 2008, the Company acquired trademarks of $8,688,000 and goodwill of $2,459,000, as a result of the acquisition of a 57% equity interest in Palladium, see discussion in Note 8. There were no changes in the carrying amount of goodwill and intangible assets during the nine and three months ended September 30, 2007. The Company performed the annual reassessment and impairment test as of January 1, 2008 to determine whether goodwill and intangible assets were impaired and determined there was no impairment.

4.	Stockholders’ Equity

Under its stock repurchase program, the Company purchased 149,456 shares of Class A Common Stock during the nine months ended September 30, 2008 for a total expenditure of approximately $2,120,000.

5.	Segment Information

The Company’s predominant business is the design, development and distribution of athletic footwear. Substantially all of the Company’s revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe and Other International operations. The following tables summarize segment information (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Revenues from unrelated entities (1):
United States	$114,488	$168,064	$36,917	$52,017
Europe	113,518	112,368	39,279	35,939
Other International	55,875	51,833	19,621	19,290

	$283,881	$332,265	$95,817	$107,246

Inter-geographic revenues:
United States	$5,803	$6,699	$1,775	$1,982
Europe	3	1	—	—
Other International	33,378	34,199	8,992	11,065

	$39,184	$40,899	$10,767	$13,047

Total revenues:
United States	$120,291	$174,763	$38,692	$53,999
Europe	113,521	112,369	39,279	35,939
Other International	89,253	86,032	28,613	30,355
Less inter-geographic revenues	(39,184)	(40,899)	(10,767)	(13,047)

	$283,881	$332,265	$95,817	$107,246

Operating profit (loss):
United States	$1,014	$25,433	$(193)	$5,536
Europe	18,539	21,576	4,518	5,312
Other International	10,652	6,076	4,048	3,285
Less corporate expenses (2)	(21,987)	(16,531)	(6,334)	(8,082)
Eliminations	(1,514)	(493)	(1,950)	791

	$6,704	$36,061	$89	$6,842

	September 30, 2008	December 31, 2007
Identifiable assets:
United States	$101,373	$105,490
Europe	58,199	55,822
Other International	32,186	25,953
Corporate assets and eliminations (3)	285,125	259,088

	$476,883	$446,353

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company and are not segment/region specific. Corporate expenses decreased for the three months ended September 30, 2008 as a result of a decrease in data processing expenses. Corporate expenses increased for the nine months ended September 30, 2008 as a result of increases in data processing expenses, legal expenses and compensation related expenses. Data processing expenses decreased during the three months ended September 30, 2008, as a result of a decrease in SAP related implementation expenses incurred in connection with the Company’s domestic and a portion of its international SAP implementation in the fourth quarter of 2007. Data processing expenses increased during the nine months ended September 30, 2008 as a result of on-going maintenance expenses incurred in connection with the Company’s fourth quarter of 2007 SAP implementation to certain operational regions as previously mentioned above and expenses related to the Company’s continuing SAP computer software implementation to other operational regions in 2008. Legal expenses increased during the nine months ended September 30, 2008, in connection with pursuing a lawsuit against Payless ShoeSource, Inc., a Missouri corporation, and Payless ShoeSource, Inc., a Delaware corporation (collectively, “Payless”) to protect the Company’s trademarks, which was settled in the second quarter of 2008. Compensation related expenses increased for the nine months ended September 30, 2008, as a result of a decrease in the bonus/incentive related expense reversals that were calculated in accordance with the bonus formula under the Company’s Economic Value Added incentive program offset by decreases in other fringe benefit related expenses.
(3)	Corporate assets include cash and cash equivalents and intangible assets.

During the nine and three months ended September 30, 2008, the Company did not have over 10% of revenues attributable to one customer. During the nine and three months ended September 30, 2007 approximately 14% of revenues were attributable to one customer.

6.	Other Income

On June 24, 2008, the Company entered into a settlement agreement with Payless in connection with the Company’s 2004 action filed against Payless in the United States District Court for the Central District of California (Western District), in which the Company alleged trademark and trade dress infringement, trademark dilution, unfair competition and breach of contract. The settlement agreement provided, among other things, that Payless would pay to the Company $30 million in cash on or before July 1, 2008 in payment of compensatory damages claimed by the Company from Payless’ advertising, promotion and sale of certain footwear. The Company received this payment on June 30, 2008, which is included in “Other Income” in the Company’s Consolidated Statements of Earnings for the nine months ended September 30, 2008.

Included in other income for the nine and three months ended September 30, 2007, is a reversal of an estimate for the Company’s underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2005 of $5,232,000. As discussed in the Company’s Form 10-K for 2006, in the fourth quarter of 2006, the Company determined that there was an underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2006. In 2006, with the assistance of its tax advisors, the Company estimated an underpayment of withholdings and related interest totaling $11,105,000, of which $7,866,000 was recorded as a prior period adjustment, under Staff Accounting Bulletin No. 108. Penalties were discretionary, ranging from zero to 300% of the taxes owed, and at that time the Company could not determine the likelihood of such assessment and did not recognize penalties related to this issue. The September 2007 settlement reached with this foreign jurisdiction resulted in the Company paying 100% of the payroll withholding liability plus a 50% penalty for periods starting from May 2001 through August 2007, however, interest was not assessed. Therefore, the amount settled was lower than amounts previously estimated.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2008 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward Exchange Contracts – Assets	$1,592	$—	$1,592	$—
Forward Exchange Contracts – Liabilities	$454	$—	$454	$—

The Company’s counterparty (“Counterparty”) to a majority of these forward exchange transactions is a major financial institution with an investment grade or better credit rating. These forward exchange contracts are measured at fair value using a “mid-market” valuation which represents either (1) the Counterparty’s good faith estimate of the mid-market value of the position, based on estimated or actual bids and offers for the positions, or (2) a “mid-market” price generated by proprietary valuation models utilized by the Counterparty.

8.	Palladium

On May 16, 2008, the Company entered into a Share Purchase and Shareholders’ Rights Agreement (the “Agreement”) by and among Christophe Mortemousque, Palladium SAS (“Palladium”) and the Company providing for the indirect purchase of 57% of the equity interests of Palladium from its shareholders for a total purchase price of €5.3 million, or approximately $8.4 million, (including a loan of €3.65 million, or approximately $5.8 million). Pursuant to the terms of the Agreement, the Company has also agreed to acquire the remaining 43% of the equity interests of Palladium, which is anticipated to settle during the first half of 2013, for an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the year ended December 31, 2012 plus €1.7 million (or approximately $2.4 million). Closing of the 57% equity purchase occurred on July 1, 2008.

Palladium designs, develops and markets footwear under the Palladium brand world wide except for Canada and the U.S. The purchase of Palladium was part of an overall strategy to own the world wide rights of the Palladium trademark. Prior to July 1, 2008 the Company owned only the United States and Canada trademark, see discussion below.

The acquisition of the 57% equity interest in Palladium was recorded as a purchase in accordance with the provisions of SFAS No. 141, “Business Combinations” and accordingly, the results of operations of the acquired business are included in the accompanying financial statements from the date of acquisition. A trademark asset totaling $8,688,000 and goodwill of $2,459,000, have been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired. At July 1, 2008, the balance sheet of Palladium is as follows (in thousands):

Balance at July 1, 2008
Accounts receivable	$3,060
Inventory	5,751
Other current assets	930
Intangible assets	11,147
Other assets	1,033

Total assets	21,921

Current liabilities, excluding third party debt	$11,784
Lines of credit	4,853
Long-term debt	1,178

Total liabilities	17,815
Contribution by minority member	1,422
Contribution by K•Swiss Inc.	2,684

Total stockholders’ equity	4,106

Total liabilities and stockholders’ equity	$21,921

The lines of credit of $4.9 million include amounts outstanding under Palladium’s bank lines of credit and the short-term portion of loans with financial institutions. The loans are paid either on a monthly or quarterly basis and have maturity dates ranging from February 2012 to February 2013. On a pro forma basis, as if Palladium had been acquired at the beginning of 2008 and 2007, consolidated revenue, net earnings and earnings per diluted common share would have been as follows for the nine and three months ended September 30, 2008 and 2007 (dollar amounts in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	Pro Forma 2008	Pro Forma 2007	2008	Pro Forma 2007
Revenues	$294,376	$350,003	$95,817	$115,896
Net Earnings (Loss)	$32,884	$39,821	$(100)	$13,853

Earnings per diluted common share	$0.93	$1.12	$—	$0.39

In addition, in a separate transaction on March 28, 2008, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Palladium. The Assignment Agreement provided for the Company’s assumption of Palladium’s rights and obligations under a certain intellectual property purchase and sale agreement by and between Palladium and Consolidated Shoe Company pursuant to which Palladium agreed to acquire certain intellectual property from Consolidated Shoe Company for a purchase price of $6.0 million.

These trademarks are accounted for in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” These indefinite-lived assets will be evaluated for impairment at least annually, and more often when events indicate that an impairment exists.

9.	Cost of Goods Sold

Included in cost of goods sold is an additional accrual for an underpayment of certain business taxes in a foreign jurisdiction for the nine and three months ended September 30, 2008. Prior to the third quarter of 2008, the Company had accrued approximately $638,000 related to this issue. A detailed analysis performed by the Company’s tax advisors and accountants during the third quarter of 2008, determined that the total amount of business taxes underpaid and related interest was approximately $2,447,000. The Company will finalize the amount owed with the appropriate taxing authority within the next three to nine months. Penalties are discretionary, ranging from zero to 300% of taxes owed, and at this time, the Company cannot determine the likelihood of such assessment and have not recognized penalties related to this. However, there can be no guarantee that penalties will not be imposed.

10.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company is currently assessing the impact that SFAS No. 141 (Revised 2007) will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an Amendment to ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, it requires the recognition of a noncontrolling interest as equity in the consolidated financial statements which will be separate from the parent’s equity. SFAS No. 160 is effective for fiscal years and interim periods in those fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The Company does not expect SFAS No. 160 to have a material impact on its financial position and results of operations, however, it will change certain financial statement disclosures.

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

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends SFAS No. 142, “Goodwill and Other Intangible Assets,” to revise the factors that an entity should consider in developing renewal or extension assumptions used in estimating the useful life of an intangible asset. An entity must apply the new guidance to all recognized intangible assets within the scope of SFAS No. 142 acquired after the effective date of FSP No. 142-3. FSP No. 142-3 also requires new disclosures for all intangible assets recognized as of or after the effective date of FSP No. 142-3. FSP No. 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently assessing the impact that FSP No. 142-3 will have on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the S.E.C.’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to result in a change in current practice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of all our product offerings; demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; the availability of credit facilities for our customers and/or the stability of credit markets; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and timely commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; inadvertent and nonwillful infringement on others’ trademarks, patents and other intellectual property; difficulties in implementing, operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in implementing SAP information management software; interruptions in data and communication systems; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased material and/or labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

Our total revenues decreased 10.7% and 14.6% in the three and nine months ended September 30, 2008 from the three and nine months ended September 30, 2007, respectively. Our overall gross profit margins, as a percentage of revenues, decreased to 39.9% and 43.3% for the three and nine months ended September 30, 2008 compared to 46.8% and 45.9% for the three and nine months ended September 30, 2007, respectively. Our selling, general and administrative expenses decreased to $38,129,000 for the three months ended September 30, 2008, from $43,352,000 for the three months ended September 30, 2007, as a result of decreases in advertising expenses and data processing expenses, offset by an increase in compensation expenses. Our selling, general and administrative expenses decreased to $116,110,000 for the nine months ended September 30, 2008, from $116,603,000 for the nine months ended September 30, 2007 as a result of a decrease in advertising expenses, offset by increases in compensation related expenses, data processing expenses and legal expenses. During the nine months ended September 30, 2008, we received a settlement payment of $30,000,000 in connection with a lawsuit defending our trademarks, which is included in other income. Other income for the three and nine months ended September 30, 2007 consists of a reversal of an estimate of our underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 to December 31, 2005 of $5,232,000. At September 30, 2008, our total futures orders with start ship dates from October 2008 through March 2009 were $102,849,000, a decrease of 29.1% from September 30, 2007. Of this amount, domestic futures orders were $36,996,000, a decrease of 34.9%, and international futures orders were $65,853,000, a decrease of 25.4%. We incurred a net loss for the three months ended September 30, 2008 of $100,000, or $0.0 per diluted share, compared to net earnings of $12,821,000, or $0.36 per diluted share, for the three months ended September 30, 2007. Net earnings and net earnings per diluted share for the nine months ended September 30, 2008 decreased to $33,433,000 (including the settlement payment described above), or $0.95 per diluted share, respectively, compared with $38,477,000, or $1.08 per diluted share, in the prior-year period. On July 1, 2008, we purchased a 57% equity interest of Palladium SAS (“Palladium”) for €5.3 million, or approximately $8.4 million, (including a loan of €3.65 million, or approximately $5.8 million).

Palladium Purchase

On May 16, 2008, we entered into a Share Purchase and Shareholders’ Rights Agreement (the “Agreement”) by and among Christophe Mortemousque, Palladium SAS (“Palladium”) and the Company providing for the indirect purchase of 57% of the equity interests of Palladium from its shareholders for a total purchase price of €5.3 million, or approximately $8.4 million, (including a loan of €3.65 million, or approximately $5.8 million). Pursuant to the terms of the Agreement, we have also agreed to acquire the remaining 43% of the equity interests of Palladium, which is anticipated to settle during the first half of 2013, for an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the year ended December 31, 2012 plus €1.7 million (or approximately $2.4 million). Closing of the 57% equity purchase occurred on July 1, 2008.

Palladium designs, develops and markets footwear under the Palladium brand world wide except for Canada and the U.S. The purchase of Palladium was part of an overall strategy to own the world wide rights of the Palladium trademark. Prior to July 1, 2008 the Company owned only the United States and Canada trademark, see discussion below.

The acquisition of the 57% equity interest in Palladium was recorded as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and accordingly, the results of operations of the acquired business are included in the accompanying financial statements from the date of acquisition. A trademark asset totaling $8,688,000 and goodwill of $2,459,000, have been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired. At July 1, 2008, the balance sheet of Palladium is as follows (in thousands):

Balance at July 1, 2008
Accounts receivable	$3,060
Inventory	5,751
Other current assets	930
Intangible assets	11,147
Other assets	1,033

Total assets	21,921

Current liabilities, excluding third party debt	$11,784
Lines of credit	4,853
Long-term debt	1,178

Total liabilities	17,815
Contribution by minority member	1,422
Contribution by K•Swiss Inc.	2,684

Total stockholders’ equity	4,106

Total liabilities and stockholders’ equity	$21,921

The lines of credit of $4.9 million include amounts outstanding under Palladium’s bank lines of credit and the short-term portion of loans with financial institutions. The loans are paid either on a monthly or quarterly basis and have maturity dates ranging from February 2012 to February 2013. On a pro forma basis, as if Palladium had been acquired at the beginning of 2008 and 2007, consolidated revenue, net earnings and earnings per diluted common share would have been as follows for the nine and three months ended September 30, 2008 and 2007 (dollar amounts in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	Pro Forma 2008	Pro Forma 2007	2008	Pro Forma 2007
Revenues	$294,376	$350,003	$95,817	$115,896
Net Earnings (Loss)	$32,884	$39,821	$(100)	$13,853

Earnings per diluted common share	$0.93	$1.12	$—	$0.39

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the Consolidated Statements of Earnings relative to revenues.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.7	54.1	60.1	53.2
Gross profit	43.3	45.9	39.9	46.8
Selling, general and administrative expenses	40.9	35.1	39.8	40.4
Other income	10.5	1.6	—	4.9
Interest income, net	1.8	2.2	1.6	2.4
Earnings before income taxes and minority interest, net	14.7	14.6	1.7	13.7
Income tax expense	2.7	3.0	1.1	1.7
Income attributable to minority interest, net	0.2	—	0.7	—
Net earnings (loss)	11.8	11.6	(0.1)	12.0

Revenues

K•Swiss brand revenues decreased to $82,681,000 for the three months ended September 30, 2008 from $101,025,000 for the three months ended September 30, 2007, a decrease of $18,344,000 or 18.2%. K•Swiss brand revenues decreased to $263,967,000 for the nine months ended September 30, 2008 from $320,290,000 for the nine months ended September 30, 2007, a decrease of $56,323,000 or 17.6%. The decrease for the three and nine months ended September 30, 2008 was the result of a decrease in the volume of footwear sold as well as lower average wholesale prices per pair. The volume of footwear sold decreased to 2,982,000 and 9,193,000 pair for the three and nine months ended September 30, 2008, respectively, from 3,510,000 and 11,252,000 pair for the three and nine months ended September 30, 2007, respectively. The decrease in the volume of footwear sold for the three months ended September 30, 2008 was primarily the result of decreased sales of the lifestyle category of 17.2%, offset by an increase in the performance category of 5.5%. The average wholesale price per pair decreased to $26.44 for the three months ended September 30, 2008 from $27.93 for the three months ended September 30, 2007, a decrease of 5.3%, and to $27.60 for the nine months ended September 30, 2008 from $27.71 for the nine months ended September 30, 2007. These lower average wholesale prices per pair resulted primarily from lower domestic wholesale prices per pair offset partially by higher prices per pair for international sales.

For the three and nine months ended September 30, 2008, total revenues declined 10.7% and 14.6%, respectively. The decrease was the result of a decline in K•Swiss brand and Royal Elastics brand revenues offset by revenue from the recently acquired Palladium brand for the three and nine months ended September 30, 2008. The breakdown of revenues (dollar amounts in thousands) is as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Domestic
K•Swiss brand	$111,859	$164,172	(31.9)%	$35,776	$49,617	(27.9)%
Royal Elastics brand	2,629	3,892	(32.5)%	1,141	2,400	(52.5)%

Total domestic	$114,488	$168,064	(31.9)%	$36,917	$52,017	(29.0)%

International
K•Swiss brand	$152,108	$156,118	(2.6)%	$46,905	$51,408	(8.8)%
Royal Elastics brand	7,337	8,083	(9.2)%	2,047	3,821	(46.4)%
Palladium brand	9,948	—	100.0%	9,948	—	100.0%

Total international	$169,393	$164,201	3.2%	$58,900	$55,229	6.6%

Total Revenues	$283,881	$332,265	(14.6)%	$95,817	$107,246	(10.7)%

Customer acceptance of our domestic product has been weak and is likely to continue for the near term. In addition, customer acceptance for our international product has weakened. In an effort to increase customer acceptance of our products, during late 2006/early 2007, we hired several individuals in product design and management. It will, however, take additional time for the full impact of the contribution of these individuals to affect our business.

Gross Margin

Gross profit margins, as a percentage of revenues, decreased to 39.9% for the three months ended September 30, 2008, from 46.8% for the three months ended September 30, 2007 and decreased to 43.3% for the nine months ended September 30, 2008, from 45.9% for the nine months ended September 30, 2007. Gross profit margins for the three and nine months ended September 30, 2008 were affected by product mix changes and geographic mix of international sales. International sales generally yield a higher gross profit margin, however gross margins were lower for the three and nine months ended September 30, 2008 compared with the three and nine months ended September 30, 2007, respectively. In addition, included in gross margin is an additional accrual for an underpayment of certain business taxes in a foreign jurisdiction for the three and nine months ended September 30, 2008. Prior to the third quarter of 2008, we had accrued approximately $638,000 related to this issue. A detailed analysis performed by our tax advisors and accountants during the third quarter of 2008, determined that the total amount of business taxes underpaid and related interest was approximately $2,447,000. We will finalize the amount owed with the appropriate taxing authority within the next three to nine months. Penalties are discretionary, ranging from zero to 300% of taxes owed, and at this time, we cannot determine the likelihood of such assessment and have not recognized penalties related to this. However, there can be no guarantee that penalties will not be imposed. Our gross margins may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $38,129,000 (39.8% of revenues) for the three months ended September 30, 2008, from $43,352,000 (40.4% of revenues) for the three months ended September 30, 2007, a decrease of $5,223,000 or 12.0%, and decreased to $116,110,000 (40.9% of revenues) for the nine months ended September 30, 2008, from $116,603,000 (35.1% of revenues) for the nine months ended September 30, 2007, a decrease of $493,000 or 0.4%. The decrease in selling, general and administrative expenses during the three months ended September 30, 2008 compared to the three months ended September 30, 2007, was the result of decreases in advertising expenses and data processing expenses, offset by an increase in compensation expenses. The decrease in selling, general and administrative expenses during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, was the result of a decrease in advertising expenses, offset by increases in compensation related expenses, data processing expenses and legal expenses. Data processing expenses decreased 18.1% for the three months ended September 30, 2008, as a result of a decrease in SAP related implementation expenses incurred in connection with the Company’s domestic and a portion of its international SAP implementation in the fourth quarter of 2007, offset by on-going maintenance expenses incurred during the three months ended September 2008. Data processing expenses increased 103.0% for the nine months ended September 30, 2008 as a result of on-going maintenance expenses incurred in connection with the Company’s fourth quarter of 2007 SAP implementation to certain operational regions as previously mentioned above and expenses related to the Company’s continuing SAP computer software implementation to other operational regions in 2008. Advertising expenses decreased 42.2% and 27.0% for the three and nine months ended September 30, 2008, respectively, primarily due to decreases in both domestic and international markets as part of an effort to reduce costs as our business declines. Legal expenses increased 38.4% for the nine months ended September 30, 2008, in connection with pursuing a lawsuit against Payless ShoeSource, Inc., a Missouri corporation, and Payless ShoeSource, Inc., a Delaware corporation (collectively, “Payless”) to protect the Company’s trademarks, which was settled in the second quarter of 2008, as discussed in more detail below. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, increased 18.6% and 14.0% for the three and nine months ended September 30, 2008, respectively, primarily due to an increase in headcount and severance payments made. The increase in compensation expenses for the nine months ended September 30, 2008 was also due to decreases in the reversal of bonus/incentive related expenses that were calculated in accordance with the bonus formula under our Economic Value Added (“EVA”) incentive program, offset by decreases in other bonus/incentive related expenses. Corporate expenses of $6,334,000 and $21,987,000 for the three and nine months ended September 30, 2008, respectively, compared to $8,082,000 and $16,531,000 for the three and nine months ended September 30, 2007, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company. Corporate expenses decreased for the three months ended September 30, 2008 as a result of a decrease in data processing expenses as discussed above. Corporate expenses increased for the nine months ended September 30, 2008 as a result of increases in data processing expenses, legal expenses and compensation related expenses as discussed above.

Other Income, Interest and Taxes

Other income for the nine months ended September 30, 2008 consists of a $30,000,000 settlement payment received on June 30, 2008. On June 24, 2008, the Company entered into a settlement agreement with Payless in connection with our 2004 action filed against Payless in the United States District Court for the Central District of California (Western District), in which we alleged trademark and trade dress infringement, trademark dilution, unfair competition and breach of contract. The settlement agreement provided, among other things, that Payless would pay to us $30 million in cash on or before July 1, 2008 in payment of compensatory damages claimed by us from Payless’ advertising, promotion and sale of certain footwear.

Other income for the three and nine months ended September 30, 2007 consists of a reversal of an estimate for our underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2005 of $5,232,000. As discussed in our Form 10-K for 2006, in the fourth quarter of 2006, we determined that there was an underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2006. In 2006, with the assistance of our tax advisors, we estimated an underpayment of withholdings and related interest totaling $11,105,000, of which $7,866,000 was recorded as a prior period adjustment, under Staff Accounting Bulletin No. 108. Penalties were discretionary, ranging from zero to 300% of the taxes owed, and at that time we could not determine the likelihood of such assessment and did not recognize penalties related to this issue. The September 2007 settlement reached with this foreign jurisdiction resulted in us paying 100% of the payroll withholding liability plus a 50% penalty for periods starting from May 2001 through August 2007, however interest was not assessed. Therefore, the amount settled was lower than the amounts previously estimated.

Net interest income was $1,580,000 (1.6% of revenues) and $5,067,000 (1.8% of revenues) for the three and nine months ended September 30, 2008, respectively, compared to $2,602,000 (2.4% of revenues) and $7,176,000 (2.2% of revenues) for the three and nine months ended September 30, 2007, representing a decrease of $1,022,000 and $2,109,000 for the three and nine months ended

September 30, 2008, respectively, compared to the same prior year period. The decrease in net interest income for the three and nine months ended September 30, 2008 was the result of lower average interest rates along with interest expense incurred by Palladium, offset by higher average balances, which primarily resulted from the $30,000,000 settlement received from Payless on June 30, 2008.

Our effective tax rate was 63.5% and 18.3% for the three and nine months ended September 30, 2008 compared to 12.6% and 20.6% for the three and nine months ended September 30, 2007, respectively. On a quarterly basis, we estimate what our effective tax rate will be for the full calendar year by estimating pre-tax income, excluding significant or infrequently occurring items, and tax expense for the remaining quarterly periods of the year. The estimated annual effective tax rate is then applied to year-to-date pre-tax income to determine the estimated year-to-date and quarterly tax expense. The income tax effects of infrequent or unusual items are recognized in the quarterly period in which they occur. As the year progresses, we continually refine our estimate based upon actual events and earnings. This continual estimation process periodically results in a change to our expected annual effective tax rate. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision equals the estimated annual rate. The decrease in the effective tax rate for the nine months ended September 30, 2008 was mainly due to our geographic mix of sales and earnings: international sales have become a larger portion of revenues although domestic operations were more profitable, due to the settlement payment previously mentioned, during the nine months ended September 30, 2008. At September 30, 2008, we were estimating a lower annual effective tax rate than at September 30, 2007. The increase in our effective tax rate in the third quarter of 2008 is primarily due to an increase in our expected annual effective tax rate at September 30, 2008 compared to June 30, 2008, which was recorded in the three months ended September 30, 2008. In addition, starting January 1, 2005, provision has not been made for United States income taxes on earnings of selected subsidiary companies as these are intended to be permanently invested.

The net loss for the three months ended September 30, 2008 was $100,000, or $0.0 per share (diluted loss per share), compared to net earnings of $12,821,000, or $0.36 per share (diluted earnings per share), for the three months ended September 30, 2007. Net earnings decreased to $33,433,000, or $0.95 per share (diluted earnings per share), for the nine months ended September 30, 2008 from $38,477,000, or $1.08 per share (diluted earnings per share), for the nine months ended September 30, 2007. Earnings for the nine months ended September 30, 2008 included the pre-tax settlement of litigation of $30,000,000, described above, or $0.52 per diluted share (after tax).

Backlog

At September 30, 2008 and 2007 total futures orders with start ship dates from October 2008 and 2007 through March 2009 and 2008 were approximately $102,849,000 and $145,029,000, respectively, a decrease of 29.1%. The 29.1% decrease in total futures orders is comprised of a 37.4% decrease in the fourth quarter 2008 futures orders and a 21.8% decrease in the first quarter 2009 futures orders. At September 30, 2008 and 2007, domestic futures orders with start ship dates from October 2008 and 2007 through March 2009 and 2008 were approximately $36,996,000 and $56,794,000, respectively, a decrease of 34.9%. At September 30, 2008 and 2007, international futures orders with start ship dates from October 2008 and 2007 through March 2009 and 2008 were approximately $65,853,000 and $88,235,000, respectively, a decrease of 25.4%. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty.

Liquidity and Capital Resources

We experienced net cash inflows of approximately $16,878,000 from our operating activities during the nine months ended September 30, 2008 compared to net cash inflows of approximately $31,918,000 from our operating activities during the nine months ended September 30, 2007. The decrease in operating cash inflows from the prior year is due primarily to the differences in the amounts of changes in accounts receivable, accounts payable and accrued liabilities and the decrease in net earnings, offset by the differences in the amounts of changes in prepaid expenses and other current assets.

We had net cash outflows from our investing activities of approximately $12,670,000 and $9,874,000 for the nine months ended September 30, 2008 and 2007, respectively, due to the purchase of property, plant and equipment and for the nine months ended September 30, 2008, the purchase of intangible assets and the purchase of Palladium. The investment in property, plant and equipment in 2008 is due to the implementation of SAP information management software for our European operations. During 2008 and over the next few years we will continue our implementation of SAP information management software in our domestic and international operations.

We had net cash outflows from our financing activities of approximately $666,000 and $3,405,000 for the nine months ended September 30, 2008 and 2007, respectively primarily due to the payment of cash dividends and to the purchase of our outstanding stock under our current stock repurchase program, offset by proceeds from stock options exercised and for the nine months ended September 30, 2008, by the net repayments of Palladium debt.

On October 26, 2004, the Board of Directors authorized a stock repurchase program to supplement prior stock repurchase programs, which allow us to repurchase through December 2009, up to 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. As of September 30, 2008, a maximum of 3,911,289 shares may be repurchased pursuant to the stock repurchase program. We adopted this program because we believe that depending upon the then-array of alternatives, repurchasing our shares can be a good use of excess cash. Currently, we have made purchases under all stock repurchase programs from August 1996 through November 4, 2008 (the day prior to the filing of the Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for information regarding the number of shares purchased in the three months ended September 30, 2008.

No other material capital commitments existed at September 30, 2008. Depending on our future growth rate, funds may be required by our operating activities. With continued use of our revolving credit facility and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2008. At September 30, 2008 we had debt outstanding of $9,433,000 (attributable to Palladium) and at December 31, 2007 there was no funded debt. At September 30, 2008 we were in compliance with all relevant covenants under our credit facilities. We did not enter into any off-balance sheet arrangements during the nine months ended September 30, 2008 or 2007, nor did we have any off-balance sheet arrangements outstanding at September 30, 2008 or 2007.

Our working capital increased $13,104,000 to $368,430,000 at September 30, 2008 from $355,326,000 at December 31, 2007. Working capital increased during the nine months ended September 30, 2008 mainly due to an increase in accounts receivable and inventories and a decrease in accounts payable and accrued liabilities, offset by an increase in bank lines of credit and a decrease in prepaid expenses and other current assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which Item 7A is hereby incorporated by reference.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2008 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which Item 1A is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by K•Swiss of K•Swiss Class A Common Stock during the third quarter of 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 1 through July 31, 2008	—	$—	—	3,911,289 shares
August 1 through August 31, 2008	__	—	—	3,911,289 shares
September 1 through September 30, 2008	—	—	—	3,911,289 shares

Total	—	$—	—	3,911,289 shares

(1)	In October 2004, the Board of Directors approved a 5,000,000 share repurchase program. This program expires in December 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on October 1, 2004)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

3.3	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 18, 2006)

3.4	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on December 10, 2007)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.16	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.17	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.18	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.19	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.20	Loan Agreement dated June 1, 2005, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.21	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.22	Amendment No. 2 to Loan Agreement, dated June 28, 2007, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 29, 2007)

10.23	Amendment No. 3 to Loan Agreement, dated March 28, 2008, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.1 to Registrant’s Form 8-K filed with the S.E.C. on March 28, 2008)

10.24	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.25	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.26	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.27	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.28	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit to 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: November 4, 2008	By:	/s/ George Powlick
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