Form 10-K
period 2008-12-31
K SWISS INC
filed 2009-03-05
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file Number     0-18490

K•SWISS INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4265988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

31248 Oak Crest Drive Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (818) 706-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	NASDAQ

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the Class A Common Stock on the Nasdaq Global Select Market on such date was $392,831,819.

The number of shares of the Registrant’s Class A Common Stock outstanding at March 4, 2009 was 26,800,908 shares. The number of shares of the Registrant’s Class B Common Stock outstanding at March 4, 2009 was 8,059,524 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2009 Annual Stockholders Meeting are incorporated by reference into Part III.

K·SWISS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.	Business

Company History and General Strategy

K•Swiss Inc. designs, develops and markets an array of athletic footwear for high performance sports use, fitness activities and casual wear under the K•Swiss brand. We also design and manufacture footwear under the Royal Elastics and the Palladium brands. Royal Elastics, a wholly owned subsidiary, is a leading innovator of slip-on, laceless footwear. Palladium SAS (“Palladium”), a 57% owned subsidiary, is a designer, developer and marketer of footwear for adventurers for all terrains. Sales of the Royal Elastics and Palladium brands were not significant during 2008.

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

In November 2001, we acquired the worldwide rights and business of Royal Elastics, an Australian-based designer and manufacturer of elasticated footwear. The purchase excluded distribution rights in Australia, which were retained by Royal Management Pty, Ltd. In the third quarter of 2005, Royal Elastics launched a new collection that is part of a long-term licensing partnership with L.A.M.B.

In July 2008, we purchased a 57% equity interest in Palladium for a total purchase price of €5.3 million, or approximately $8.5 million (including a loan of €3.65 million, or approximately $5.8 million). We also agreed to acquire the remaining 43% equity interest in Palladium, subject to certain conditions set forth in the purchase agreement, which will occur in the first half of 2013, except in certain circumstances. If the purchase occurs in the first half of 2013, then the purchase price is equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 plus €1.7 million. Otherwise the purchase price is equal to €1.7 million plus an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended (i) December 31 of the year preceding the purchase (or September 30, 2008 if the purchase occurs prior to December 31, 2009) or (ii) December 31, 2012, at the option of the seller. At December 31, 2008, the fair value of this liability is approximately $3.8 million, which is subject to final determination at the time of purchase in accordance with the purchase agreement. As discussed in Note M of our Consolidated Financial Statements, the acquisition of Palladium was recorded as a 100% purchase acquisition and accordingly, the results of operations of the acquired business are included in the Consolidated Financial Statements from the date of acquisition. Palladium designs, develops and markets footwear under the Palladium brand worldwide except for Canada and the U.S., where K•Swiss holds the exclusive rights to market footwear under the Palladium brand.

The discussion during the remainder of this Item 1, other than the discussion relating to backlog, trademarks and patents, and employees, relates solely to the K•Swiss brand.

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

Products

Footwear

Our primary product is footwear. Starting in 2008, we reclassified our footwear products into two product categories: lifestyle and performance. Historically our product categories were: Classic, tennis/court, training and children’s footwear. Each product category has certain styles designated as core products. Our core products offer style continuity and often include on-going improvement. We believe our core product program is a critical factor in attempting to achieve our goal of becoming the “retailers’ most profitable vendor.” The core program tends to minimize retailers’ markdowns and maximizes the effectiveness of marketing expenditures because of longer product life cycles.

Because of our reclassification of our product categories in 2008, we present below in two separate tables the revenue attributable to our K•Swiss brand footwear by product category. Each table sets forth the approximate contribution to revenues (in dollars and as a percentage of revenues) attributable to each footwear category utilized by us during the periods indicated preceded by a discussion of the applicable product categories.

As noted above, beginning in 2008 we reclassified our footwear products into two product categories: lifestyle and performance. This reclassification was a product of our brand position being directed more towards a performance orientation. Our lifestyle category will continue to emphasize the Classic and its derivatives. The performance category will now emphasize performance running, as well as tennis and training. In 2008, we entered the performance running segment with an emphasis on performance innovation. In February 2009, K•Swiss won the coveted Best New Shoe award from the Running Network for the innovative Run 1 that featured miSOUL technology.

Revenues, by product category, for the year ended December 31, 2008, are as follows (dollar amounts in thousands). Most styles within the lifestyle and performance categories are offered in men’s (approximately 61% of 2008 revenues), women’s (approximately 23% of 2008 revenues) and children’s (approximately 16% of 2008 revenues). There were no customers that accounted for more than 10% of total revenues during 2008. See Note K to our Consolidated Financial Statements.

	2008
K•Swiss Footwear Category	$	%
Lifestyle	$253,787	83%
Performance	48,451	16
Other (1)	4,851	1

Total (2)	$307,089	100%

Domestic (2, 3)	$137,141	45%

Foreign (2, 3)	$169,948	55%

(1)	Other consists of apparel, accessories, sport sandals and blemished shoes.

(2)	For purposes of this table, revenues do not include other domestic income and fees earned on sales by foreign licensees and distributors.

(3)	Included in “Total.”

Historically, our product categories were the Classic, tennis/court, training and children’s footwear. The Classic category evolved from a shoe called the Classic, which was originally developed in 1966 as a high-performance tennis shoe. Since that time, the Classic has become a popular casual shoe. The upper of the Classic includes only three separate pieces of leather, which allows for a relatively simple manufacturing process and yields a product with few seams. This simple construction improves the shoe’s comfort, fit and durability. We have from time to time incorporated certain technical advances in materials and construction, but the Classic has remained relatively unchanged in style since 1966, and continues to be the Company’s single most important product. In 2000, we successfully launched the Classic Luxury Edition which is currently sold in the market today. In 2009 we plan to re-master and re-launch the original Classic.

The Classic category consisted of several collections, including the Classic collection and the Limited Edition collection, of contemporary sportstyle or casual products that gave the K•Swiss brand the ability to stay relevant and on trend. The Classic collection is comprised of products that we intend to carry in our product assortment for several years. They generally have K•Swiss shoe characteristics such as d-rings and five stripes, and, because they are long-term products, we maintain significant inventory positions of this collection. Significant inventory positions allow for effective electronic data interchange programs with retailers that fit into our strategy of attempting to become the retailers’ most profitable vendor. The Limited Edition collection is an example of contemporary or modern sportstyle footwear from the late 1990’s onward and is generally meant as a one-season offering as they are generally fashionable type shoes that are purchased from factories based only on futures orders received from retailers.

Our tennis and training categories through 2007 offered several types of specialty footwear, emphasizing footwear for tennis and training, respectively. K•Swiss has had a steady performance tennis business for many years that includes the 7.0 collection, which is specifically targeted to the elite tennis player and the specialty tennis market. In 2000, we successfully entered the training market with moderately priced products.

The Children’s category consisted primarily of takedowns of adult shoes from the Classic, tennis/court and training categories.

	2007		2006
K•Swiss Footwear Category	$	%	$	%
Classic	$267,362	69	$337,282	70
Tennis/Court	25,854	7	23,254	5
Training	19,822	5	28,742	6
Children’s	69,732	18	89,103	18
Other (1)	4,650	1	4,582	1

Total (2)	$387,420	100%	$482,963	100%

Domestic (2, 3)	$194,949	50%	$313,411	65%

Foreign (2, 3)	$192,471	50%	$169,552	35%

(1)	Other consists of apparel, accessories, sport sandals and blemished shoes.

(2)	For purposes of this table, revenues do not include other domestic income and fees earned on sales by foreign licensees and distributors.

(3)	Included in “Total.”

Apparel and Accessories

We market a limited line of K•Swiss branded apparel and accessories. The products are designed with the same classic strategies used in the footwear line. Classic styling allows us to appeal to a variety of markets, from consumers wanting performance apparel and accessories to upscale suburban consumers.

In 1999, we introduced a new 7.0 collection of high tech tennis apparel to complement our performance 7.0 collection of footwear. The collection continues to offer world-class apparel (skirts, shorts, tops, polos, dresses and warm-ups) for both men and women. Since our introduction of the 7.0 collection of tennis apparel, we have added full collections of fitness, training and running apparel to round out the performance offering. In addition, we also offer a collection for the casual athletic consumer consisting of jackets, sweaters, sweatshirts, track jackets, tee shirts, caps, socks and bags.

The apparel line is distributed through better specialty stores, resorts and fitness centers, as well as sporting goods chains and sporting goods dealers worldwide. The tennis apparel line is sold primarily through tennis specialty and tennis pro shops. We also outfit professional and celebrity figures which offers us global branding exposure.

Sales

We sell our products in the United States through our sales executives and independent sales representatives primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores. See “Risk Factors: Our financial success is limited to the success of our customers and The loss of a significant customer, or a significant reduction in our sales to such customer, could adversely affect our sales and results of operations.” We also sell our products through our website which is increasingly becoming an important sales channel to us particularly in light of our limited distribution. We also sell our products to a number of foreign distributors. We now have sales offices or distributors throughout the world. In 1991 and 1992, we established sales offices, sales teams and distributors in Asia and Europe, respectively.

We believe the athletic and casual footwear industry experiences seasonal fluctuations, due to increased sales during certain selling seasons, including Easter, back-to-school and the year-end holiday seasons. We present full-line offerings for the Easter season for delivery during the first and second quarters and back-to-school season for delivery during the third quarter, but only limited offerings for the year-end holiday season.

Financial information relating to domestic and international operations is presented as part of Item 8 of this report. See Note L to our Consolidated Financial Statements.

Marketing

Advertising and Promotion

We believe our strategy of designing products with longer life cycles and introducing fewer new models relative to our competition enhances the effectiveness of our advertising and promotions. Our current marketing strategy emphasizes distribution to retailers whose marketing strategies are consistent with our reputation for high quality and service. We have an integrated advertising plan with print, online initiatives, outdoor and television. Traditional media such as print and television is still an important part of our media plan but online and outdoor mediums are becoming increasingly more important to our advertising strategy given the changing media landscape and consumer preferences.

The K•Swiss website (www.kswiss.com) was created in 1999 to provide consumers an opportunity to purchase our footwear, apparel and accessories online at prices competitive with our retailers and have the product shipped directly to them. Our website reflects the premium sport positioning of K•Swiss and leverages the assets of our advertising campaigns.

We offer a “futures” program, under which retailers are offered discounts on orders scheduled for delivery more than five months after the order is made. There is no guarantee that such orders will not be canceled prior to acceptance by the customer. See “Backlog” and “Risk Factors—Our current backlog of open orders may not be indicative of our level of future sales.” This program is similar to programs offered by other athletic shoe companies. The futures program has a positive effect on inventory costs, planning and production scheduling. See “Distribution.” In addition, we engage in certain sales programs from time to time that provide for extended payment terms on initial orders of new styles.

Domestic Marketing

Domestically, our marketing uses a variety of traditional media, including network and cable television and several sports, music and general interest/fashion magazines, as well as non-traditional media, including the internet, public relations, sports marketing, in-store merchandising and sponsorship.

Our footwear products are sold domestically through 30 independent regional sales representatives and 16 Company-employed sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These sales personnel sold to approximately 2,300, 2,200 and 2,600 separate accounts as of December 31, 2008, 2007 and 2006, respectively.

We maintain a customer service department consisting of 9 persons at our Westlake Village, California facility. The customer service department accepts orders for our products, handles inquiries and notifies retailers of the status of their orders. We have made a substantial investment in computer equipment for general customer support and service, as well as for distribution. See “Distribution.”

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

To expand the sales and marketing of our products into Europe, we opened our own office in the Netherlands in 1992. Our product is sold through Company employed sales managers, independent sales representatives and distributors. Our primary source of advertising is television advertisements which are distributed through each region’s major network channels. Television advertising is supported by print media in fashion magazines and through other sources, such as in-store merchandising and local publicity events and sponsorships.

Internationally, at the end of 2008, K•Swiss had the exclusive right to market our products in 97 countries through 9 international subsidiaries and 23 distributors.

Distribution

We purchase footwear from independent manufacturers located predominantly in China. The time required to fill new orders placed by us with our manufacturers is approximately five months. Such footwear is generally shipped in ocean containers and delivered to our facilities.

We maintain 309,000 square feet of warehouse space at a leased facility in Mira Loma, California. See “Item 2. Properties.” In some cases, large customers may receive containers of footwear directly from the manufacturer. We ship by package express or truck from California, depending upon the size of order, customer location and availability of inventory. Distribution to European customers and certain other European distributors is based out of the public distribution facilities for the Netherlands and United Kingdom offices. We generally arrange shipment of other international orders directly from our independent manufacturers.

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

Manufacturing

In 2008, approximately 83% of our footwear products were manufactured in China, approximately 15% in Thailand and approximately 2% in Taiwan. Although we have no long-term manufacturing agreements and compete with other athletic shoe companies for production facilities (including companies that are much larger than us), we believe our relationships with our footwear producers are satisfactory and that we have the ability to develop, over time, alternative sources for our footwear. Our operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers. See “Risk Factors: Because we rely on independent manufacturers to produce our products, our sales and profitability may be adversely affected if our independent manufacturers fail to meet pricing, product quality and timeliness requirements or if we are unable to obtain some components used in our products from limited supply sources or supply chain disruptions and Because a large portion of our imported products are manufactured in China, our profitability may be adversely affected if the United States government takes action against China for its concern over the level of intellectual property rights protection and enforcements available in China.”

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

During 2008, our apparel and accessory products were manufactured in China, Taiwan, Korea, Singapore, Macau, Hong Kong, Malaysia, Portugal and the United States by certain manufacturers selected by us.

Our operations are subject to compliance with relevant laws and regulations enforced by the United States Customs Service and other international customs service departments from which we import product and to the customary risks of doing business abroad, including fluctuations in the value of currencies, increases in customs duties and related fees resulting from position changes by the United States Customs Service or other international customs service departments, import controls and trade barriers (including the unilateral imposition of import quotas), restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability causing disruption of trade. These factors have not had a material adverse impact upon our operations to date. Imports are also affected by the cost of transportation, the imposition of import duties, and increased competition from greater production demands abroad. The United States or the countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring. A change in any such duties, quotas or restrictions could result in increases in the costs of such products generally and might adversely affect the sales or profitability of K•Swiss and the athletic footwear industry as a whole.

Our use of common elements in raw materials, lasts and dies gives us flexibility to duplicate sourcing in various countries in order to reduce the risk that we may not be able to obtain products from a particular country.

Our footwear products entering the United States are subject to customs duties which range from 8.5% to 10.0% of factory cost on footwear made principally of leather, to duties on synthetic and textile footwear ranging from 6.0% to 20.0% plus, for certain styles, $0.90 per pair. Our footwear products, manufactured in China, entering the European Union are subject to customs duties which range from 7.0% to 8.0% of landed cost on technical footwear made principally of leather, a duty rate of 16.9% for synthetic footwear and a duty rate ranging from 23.5% to 24.5% for leather footwear that is considered non-technical or has a landed cost of under €7.00. Our footwear products, manufactured in Thailand, entering the European Union are subject to customs duties which range from 3.5% to 4.5% of landed cost on technical footwear made principally of leather and a duty rate of 11.9% for synthetic footwear. Currently, approximately 95% of our footwear volume is derived from sales of leather footwear and approximately 5% of our footwear volume is derived from sales of synthetic and textile footwear.

Backlog

“Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. At December 31, 2008 and 2007, total futures orders with start ship dates from January through June 2009 and 2008 were approximately $93,610,000 and $147,805,000, respectively, representing a decrease of 36.7% at December 31, 2008. The 36.7% decrease in total futures orders is comprised of a 28.5% decrease in the first quarter 2009 futures orders and a 51.6% decrease in the second quarter 2009 futures orders. At December 31, 2008 and 2007, domestic futures orders with start ship dates from January through June 2009 and 2008 were approximately $31,881,000 and $50,758,000, respectively, representing a decrease of 37.2% at December 31, 2008. At December 31, 2008 and 2007, international futures orders with start ship dates from January through June 2009 and 2008 were approximately $61,729,000 and $97,047,000, respectively, representing a decrease of 36.4% at December 31, 2008.

The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders may be canceled by customers without financial penalty.

Competition

The athletic footwear industry is highly competitive. There are several marketers of footwear larger than us, including Nike and adidas. Each of these companies has substantially greater financial, distribution and marketing resources as well as greater brand awareness than us.

We have increased our emphasis on product lines beyond our Classic model. In the past, we have introduced products in such highly competitive categories as court, boating, outdoor and children’s shoes and we entered the higher end priced running category in 2008. See “Products.” There can be no assurance that we will penetrate these or other new markets or increase the market share we have established to date.

The principal elements of competition in the athletic footwear market include brand awareness, product quality, design, pricing, fashion appeal, marketing, distribution, performance and brand positioning. Our products compete primarily on the basis of technological innovations, quality, style and brand awareness among consumers. While we believe that our competitive strategy has resulted in increased brand awareness and market share, there can be no assurance that we will be able to retain or increase our market share or respond to changing consumer preferences.

Trademarks and Patents

We utilize trademarks on all our products and believe our products are more marketable on a long-term basis when identified with distinctive markings. K•Swiss® is a registered trademark in the United States and certain other countries. Our name is not registered as a trademark in certain countries because of restrictions on registering names having geographic connotations. However, since K•Swiss is not a geographic name, we have often secured registrations despite such objections. Our shield emblem and the five-stripe design are also registered in the United States and certain foreign countries. The five-stripe design is not presently registered in some countries because it has been deemed ornamental by regulatory authorities. We selectively seek to register the names of our shoes, logos and the names given to certain of our technical and performance innovations, including Aosta® rubber and Shock Spring® cushioning. We have obtained patents in the United States regarding the Bio Feedback® ankle support system, the Shock Spring® cushioning system incorporated into K•Swiss’ 7.0 System® performance tennis shoes and training line, the stability design incorporated into the Si-18® tennis shoe, and other features. The ROYAL ELASTICS and Fleur de Lis trademarks used on Royal Elastics products are registered in many countries. Both marks are registered in the United States. The PALLADIUM trademark is registered in many jurisdictions, including the United States, Canada, China and key European markets. Applications to register the mark are pending in many other countries. The Company is taking steps to strengthen protection for the PALLADIUM trademark and other marks related to the Palladium business. We vigorously defend our trademarks and patent rights against infringement worldwide and employ independent security consultants to assist in such protection. To date, we are not aware of any significant counterfeiting problems regarding our products.

Employees

At December 31, 2008, we employed 219 persons in the United States, 220 persons in Korea, Singapore, Thailand, Taiwan and China, 131 persons in the United Kingdom, Germany, France, Italy and the Netherlands and 14 persons elsewhere.

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

The athletic footwear industry is intensely competitive. Certain of our competitors have substantially greater financial, distribution and marketing resources as well as greater brand awareness than us. The principal methods of competition in our industry include product design, product performance, quality, brand image, price, marketing and promotion, customer support and service, ability to meet delivery commitments to retailers, obtaining access to retail outlets and sufficient floor space. A major marketing or promotional success or technological innovation by one of our competitors could adversely impact our competitive position. Additionally, in countries where the athletic footwear market is mature, our ability to maintain and increase our market share can principally come at the expense of our competitors, which may be difficult to accomplish. Our results of operations and market position may be adversely impacted by our competitors and the competitive pressures in the athletic footwear industry.

The athletic footwear business is subject to consumer preferences and unanticipated shifts in consumer preferences could adversely affect our sales and results of operations.

The athletic footwear industry is subject to rapid changes in consumer preferences. Consumer demand for athletic footwear and apparel is heavily influenced by brand image. Our initiatives to strengthen our brand image, which include conducting market research, introducing new and innovative products and initiating focused advertising campaigns, may not be successful. Our current products may not continue to be popular and new products we introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs. Our failure to anticipate, identify and react to shifts in consumer preferences and maintain a strong brand image could have an adverse effect on our sales and results of operations. Also, if our customers purchase our products and do not have success in selling our products at retail, they may request a price adjustment or return to assist them in marking down the selling price to make the products more attractive to retail consumers.

Purchasing patterns are influenced by consumers’ disposable income, which is affected by economic conditions.

Consumer purchasing patterns are influenced by consumers’ disposable income. Consequently, the success of our operations may depend to a significant extent upon a number of factors affecting disposable income, including general economic conditions, level of employment, salaries and wage rates, consumer confidence, consumer perception of economic conditions, interest rates and taxation. Many of these factors are outside of our control and may have a negative impact on our sales and margins.

The consumer environment has been particularly challenging over the last several quarters. The recent disruptions in the overall economy and financial markets could further reduce consumer income, liquidity, credit and confidence in the economy and result in further reductions in consumer spending. Further deterioration of the consumer spending environment may result in reduced demand for our products, which would be harmful to our financial position and results of operations.

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

Our “futures” program allows our customers to order our products five months or more prior to delivery of product. Our current backlog position may not be indicative of future sales. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders may be cancelled by customers without financial penalty. Customers may also reject nonconforming goods. If we experience adverse developments in customer cancellations, product returns or bad debts of customers, such developments could have a material adverse impact on our business, financial condition or results of operations.

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

While no customer accounted for more than 10% of our total revenues in 2008, we do have significant customers. The loss of any of these customers, or a significant reduction in our sales to any of such customers, could adversely affect our sales and results of operations. In addition, if any of such customers became insolvent or otherwise failed to pay its debts, it could have an adverse affect on our results of operations.

Our financial success is limited to the success of our customers.

Our financial success is directly related to the success of our customers and the willingness and financial resources of our customers to continue to buy our products. We do not have long-term contracts with any of our customers. Sales to our customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our customers. If any of these customers experience a significant downturn in its business, insolvency, difficulty in obtaining financing in the capital and credit markets to purchase our products or fail to remain committed to our products or brands, then these customers may defer, reduce, cancel or discontinue purchases from us and/or fail to meet their payment obligations to us. Such conditions could decrease our revenues, or cause higher accounts receivables, reduced cash flows, greater expense associated with collection efforts or increased bad debt expense, any or all of which could have a material adverse effect on our business, results of operations and financial condition.

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

Our business is subject to economic conditions in our major markets. Consequently, adverse changes in economic conditions could have a negative effect on our business.

Our business is subject to economic conditions that may fluctuate in the major markets in which we operate. Factors that could cause economic conditions to fluctuate include, without limitation, recession, inflation, higher interest borrowing rates, higher levels of unemployment, higher consumer debt levels, general weakness in retail markets and changes in consumer purchasing power and preferences.

Significant volatility and disruption in the global capital and credit markets in 2008 and early 2009 have resulted in a tightening of business credit and liquidity, a contraction of consumer credit, business failures, increased unemployment and declines in consumer confidence and spending. If global economic and financial market conditions continue to deteriorate or remain weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

•

slower consumer spending may result in reduced demand for our products, reduced orders from customers for our products, order cancellations, lower revenues, increased inventories, and lower gross margins;

•

continued volatility in the global markets and fluctuations in exchange rates for foreign currencies and contracts in foreign currencies could negatively impact our reported financial results and condition;

•	continued volatility in the prices for commodities and raw materials we use in our products could have a material adverse effect on our costs, gross margins, and ultimately our profitability;

•

if our customers experience declining revenues, or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense;

•	a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations, which could reduce the availability of our products to consumers; and

•

any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs may result in delays or non-delivery of shipments of our products.

Our international sales and manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to sell or manufacture our products in international markets, obtain products from foreign suppliers or control the cost of our products.

We operate offices and sell products in numerous countries outside the United States. In recent years, our percentage of revenue earned from international markets has increased. Additionally, all of our footwear products are manufactured abroad and we have suppliers located in China, Thailand and Taiwan. Our athletic footwear sales and manufacturing operations are subject to the risks of doing business abroad. These risks include:

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

If these risks limit or prevent us from selling or manufacturing products in any significant international market, prevent us from acquiring products from our foreign suppliers or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed. Although we enter into certain forward currency exchange contracts to hedge the risk of exchange rate fluctuations, these steps may not fully protect us against this risk and we may incur losses.

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

We depend upon independent manufacturers to manufacture our products in a timely and cost-efficient manner while maintaining specified quality standards. We also compete with other larger companies for production capacity of independent manufacturers that produce our products. We rely heavily on manufacturing facilities located in China. In 2008, approximately 83% of our footwear manufacturing occurred in China. We also rely upon the availability of sufficient production capacity at our manufacturers. Timely delivery of product may be impacted by factors such as weather conditions, disruption of the transportation systems or shipping lines used by our suppliers, or uncontrollable factors such as natural disasters, epidemic diseases, terrorism and war. It is essential that our manufacturers deliver our products in a timely manner and in accordance with our quality standards because our orders are cancelable by customers if agreed-upon delivery windows are not met or products are not of agreed-upon quality. A failure by one or more of our manufacturers to meet established criteria for pricing, product quality or timely delivery could adversely impact our sales and profitability.

Because a large portion of our imported products are manufactured in China, our profitability may be adversely affected if the United States government takes action against China for its concern over the level of intellectual property rights protection and enforcements available in China.

We rely heavily on manufacturing facilities located in China, as noted above. The United States government has expressed serious concern over the level of intellectual property rights protection and enforcement available in China and has initiated annual bilateral discussions with China through the Joint Commission on Commerce and Trade to address outstanding issues in these areas. The United States Trade Representative (“USTR”) has elevated China onto its Priority Watch List based on China’s alleged lack of compliance with commitments made as part of its accession to the World Trade Organization (“WTO”) relating to enforcement of intellectual property rights. The USTR has also initiated WTO dispute settlement proceedings against China challenging deficiencies in China’s legal regime for protecting and enforcing trademarks and copyrights. If the United States government takes action against China, the result of that action could, among other things, include the imposition of trade sanctions that could affect the ability of the Company to continue to import products from China, which in turn could affect the costs of products purchased and sold by the Company and lead to a decline in the Company’s profitability.

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

Our brands and designs are constantly at risk for counterfeiting and infringement of our intellectual property rights, especially in China where a large portion of our imported products are manufactured, and we find counterfeit products and products that infringe on our intellectual property rights in our markets as well as domain names that use our trade names or trademarks without our consent. We have not always been successful, particularly in some foreign countries, in combating counterfeit products and stopping infringements or other misappropriation of our intellectual property rights. Counterfeit and infringing products can cause us to lose significant sales and can also harm the integrity of our brands by associating our trademarks or designs with lesser quality or defective goods. Additionally, the scope of protection of our proprietary intellectual property rights can vary significantly from country to country, and can be quite narrow in some countries because of local law or practices. This is especially the case in China where the United States government has elevated China to its Priority Watch List, as discussed above. We may need to resort to litigation in the future to enforce our intellectual property rights. This litigation could result in substantial costs and may require the devotion of substantial resources.

We rely on our warehouses and if there is a natural disaster or other serious disruption at any of these facilities, we may be unable to deliver product effectively to our customers.

We rely on warehouses in Mira Loma, California, Rotterdam, the Netherlands and Heywood, the United Kingdom. We also rely on the timely performance of services provided by third parties (i.e. Netherlands public distribution facility, freight delivery carriers) at these facilities. Any natural disaster or other serious disruption at any of these facilities due to fire, earthquake, flood, terrorist attack or any other natural or manmade cause could damage a portion of our inventory or impair our ability to use our warehouse as a docking location for product. Any of these occurrences could impair our ability to adequately supply our customers and negatively impact our operating results.

We depend on independent distributors to sell our products in certain international markets.

We sell our products in certain international markets mainly through independent distributors. If a distributor fails to meet annual sales goals, it may be difficult and costly to locate an acceptable substitute distributor. If a change in our distributors becomes necessary, we may experience increased costs, as well as a substantial disruption and loss of sales.

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

At any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken by us. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings. We have not recorded United States income tax expense on earnings of selected foreign subsidiary companies as these are intended to be permanently invested, thus reducing our overall income tax expense. The amount of earnings designated as permanently invested is based upon our expectations of the future cash needs of our subsidiaries. Income tax considerations are also a factor in determining the amount of earnings to be permanently invested. Because the declaration involves our future plans and expectations of future events, the possibility exists that amounts declared as permanently invested may ultimately be repatriated. This would result in additional income tax expense in the year we determined that amounts were no longer permanently invested.

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

At December 31, 2008, the Company’s President and Chairman of the Board, Steven Nichols, held approximately 93% of the voting power of our Class B Common Stock taken as a whole and approximately 70% of total voting power. This voting power permits Mr. Nichols to exert significant influence over the outcome of stockholder votes, including votes concerning the election of a certain class of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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

During 2008 and early 2009, we have completed our implementation of the SAP information management software in a majority of our worldwide operations. During the next several years, we will continue to rollout various modules of SAP that were not implemented during our initial worldwide implementation. We may encounter computer and operational complications in connection with maintaining and implementing the SAP information system that could have a material adverse effect on our business, financial condition or results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In 1998, we moved into our headquarters facility in Westlake Village, California. This facility, which is owned by us, is approximately 50,000 square feet. We occupy approximately eighty-five percent of this facility and lease approximately fifteen percent of this facility.

We lease a 309,000 square foot distribution facility in Mira Loma, California. We use this facility as our main distribution center. The effective monthly commitment for this facility is approximately $91,000. In July 2008, we exercised an option under the lease to extend the term of the lease until January 2015.

Item 3.	Legal Proceedings

The Company is, from time to time, a party to litigation which arises in the normal course of our business operations. We do not believe that we are presently a party to litigation which will have a material adverse effect on our business or operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of K•Swiss are as follows:

Name	Age at December 31, 2008	Position
Steven Nichols	66	Chairman of the Board and President
Edward Flora	57	Vice President-Operations
Lee Green	55	Corporate Counsel
David Nichols	39	Executive Vice President
George Powlick	64	Vice President-Finance, Chief Operating Officer, Chief Financial Officer, Secretary and Director
Kimberly Scully	41	Corporate Controller
Brian Sullivan	55	Vice President-National Accounts

Officers are appointed by and serve at the discretion of the Board of Directors.

Steven Nichols has been President, Chief Executive Officer and Chairman of the Board of K•Swiss since 1987. From 1980 to 1986, Mr. Nichols was a director and Vice President-Merchandise of Stride Rite Corp., a footwear manufacturer and holding company. In addition, Mr. Nichols was President of Stride Rite Footwear from 1982 to 1986. From 1979 to 1982, Mr. Nichols served as an officer and President of Stride Rite Retail Corp., the largest retailer of branded children’s shoes in the United States. From 1962 through 1979, he was an officer of Nichols Foot Form Corp., which operated a chain of New York retail footwear stores.

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

David Nichols, Executive Vice President since May 2004, has held various positions with K•Swiss since joining the Company in November 1995, including Executive Vice President of K•Swiss Sales Corp., President of K•Swiss Europe BV and President of K•Swiss Direct Inc.

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

K•Swiss Inc.’s Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers (now the Nasdaq Global Select Market) upon completion of our initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 2008 and 2007 as reported by Nasdaq were as follows:

	March 31,	June 30,	September 30,	December 31,
2008
Low	$13.88	$14.00	$14.04	$9.87
High	19.49	18.38	20.67	17.73
2007
Low	$26.75	$26.70	$21.57	$16.27
High	34.47	32.29	29.16	26.03

The Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol KSWS.

The number of stockholders of record of the Class A Common Stock on December 31, 2008 was 129. However, based on available information, we believe that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 5,000.

There is currently no established public trading market for our Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 2008 was 9.

Stock Price Performance Graph

The Stock Price Performance Graph below represents a comparison of the five year total return of K•Swiss Inc. Class A Common Stock, the NASDAQ Market Index and the Hemscott Industry Group 321 Index—Textile—Apparel Footwear and Accessories. The graph assumes $100 was invested on December 31, 2003 and dividends are reinvested for all years ending December 31.

Dividend Policy

The Board of Directors declared a quarterly dividend of 5 cents ($0.05) per share in each quarter of 2007 and 2008 to all stockholders of record as of the close of business on the last day of the applicable quarter. In addition, in November 2008, the Board of Directors declared a special dividend of $2.00 per share to all stockholders of record as of the close of business on December 10, 2008. On March 3, 2009, the Board of Directors has suspended the payment of dividends for the foreseeable future to preserve liquidity and enhance the strength of the Company’s balance sheet. We are currently limited in the extent to which we are able to pay dividends under our revolving credit agreement. See Note D to our Consolidated Financial Statements. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our revolving credit agreement, future earnings, operations, capital requirements, our general financial condition and general business conditions.

Purchases of Equity Securities by the Issuer

In October 2004, the Board of Directors approved a 5 million share repurchase program which expires in December 2009. During the fourth quarter of 2008, the Company did not repurchase any shares of K•Swiss Class A Common Stock. Approximately 3,911,289 shares of K•Swiss Class A Common Stock remain available for repurchase under the program.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2008 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein. Certain reclassifications have been made in the 2007, 2006, 2005 and 2004 presentations to conform to the 2008 presentation.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Income Statement Data
Revenues	$340,160	$410,432	$501,148	$508,574	$484,079
Cost of goods sold	204,801	220,573	263,935	271,212	262,859

Gross profit	135,359	189,859	237,213	237,362	221,220
Selling, general and administrative expenses	147,869	157,498	137,527	130,144	122,262

Operating (loss) profit	(12,510)	32,361	99,686	107,218	98,958
Other income	30,000	5,232	—	—	—
Interest income, net	6,965	9,594	7,005	3,333	1,038

Earnings before income taxes	24,455	47,187	106,691	110,551	99,996
Income tax expense	3,570	8,114	29,827	35,303	28,745

Net earnings	$20,885	$39,073	$76,864	$75,248	$71,251

Earnings per share
Basic	$0.60	$1.13	$2.23	$2.20	$2.04

Diluted	$0.59	$1.10	$2.17	$2.11	$1.96

Dividends declared per common share	$2.20	$0.20	$0.20	$0.175	$0.10

Weighted average number of shares outstanding
Basic	34,785	34,705	34,401	34,220	34,917
Diluted (1)	35,407	35,472	35,378	35,626	36,433
Balance Sheet Data (at period end)
Current assets	$334,286	$405,727	$373,440	$312,747	$271,613
Current liabilities	52,979	50,401	49,062	46,924	53,044
Total assets	395,130	446,353	404,560	336,236	294,957
Total debt (2)	5,376	—	—	—	6,750
Stockholders’ equity	324,762	384,233	345,903	275,321	226,830

(1)	Includes common stock and dilutive potential common stock (options).

(2)	Includes all interest-bearing debt, but excludes outstanding letters of credit ($1,399,000, $1,831,000, $196,000, $675,000 and $1,682,000 as of December 31, 2008, 2007, 2006, 2005 and 2004, respectively).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company designs, develops and markets an array of athletic footwear for high performance sports use, fitness activities and casual wear under the K•Swiss brand, and also designs and manufactures footwear under the Royal Elastics and the Palladium brands. Royal Elastics is our wholly owned subsidiary. We own a 57% equity interest in Palladium. The categories of footwear we sell are explained in more detail in Part I, Item 1, under the subheading, “Products.” We market our products in the United States (through Company employed sales managers and independent regional sales representatives) primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores. We also sell our products through our website and internationally through Company employed sales managers, independent sales representatives and a number of foreign distributors.

The retail environment was particularly challenging during the last few quarters of 2008 and is forecasted for the near term to remain depressed, given the recent deterioration in the overall economy and financial markets, which could put additional pressure on the Company’s ability to maintain margins.

In 2008, approximately 83% of our footwear products were manufactured in China. We have no long-term manufacturing agreements, but we believe that our relationships with our producers are satisfactory and that we have the ability to develop alternative sources for our footwear. Our operations could, however, be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

Because we record revenues when title passes and the risks and rewards of ownership have passed to our customer, our revenues may fluctuate in cases when our customers delay accepting shipment of products. Our total revenues decreased 17.1% in 2008 from 2007, due to a decrease in the volume of footwear sold and a decrease in the average underlying wholesale price per pair. Our overall gross profit margins, as a percentage of revenues, were 39.8% and 46.3% in 2008 and 2007, respectively. The decrease in our gross profit margin is mainly due to product mix, recognition of inventory reserves and recognition of an underpayment of certain business taxes in a foreign jurisdiction. Our overall selling, general and administrative expenses increased to 43.5% of revenues in 2008 from 38.4% of revenues in 2007. However, our selling, general and administrative expenses decreased 6.1% in 2008 from 2007 due a decrease in advertising expenses offset by increases in compensation expenses and data processing expenses incurred as a result of our SAP implementation in certain operational regions.

In 2008, our largest single marketing expenditure was television. Our marketing campaign was run mainly on network and cable television, and was supported by sports, music and general interest/fashion magazines. Our domestic independent sales representatives sold to approximately 2,300 separate accounts as of December 31, 2008 (up from 2,200 as of December 31, 2007). Internationally, at the end of 2008, we had the exclusive right to market our products in 97 countries through 9 international subsidiaries and 23 distributors.

Other income for 2008 consisted of a settlement payment of $30,000,000 in connection with a lawsuit protecting our trademarks, which is included in other income.

At December 31, 2008, our total futures orders with start ship dates from January through June 2009 were $93,610,000, a decrease of 36.7% from the comparable period of the prior year. Of this amount, domestic futures orders were $31,881,000, a decrease of 37.2%, and international futures orders were $61,729,000, a decrease of 36.4%. Notwithstanding the foregoing, we recognize that the athletic footwear industry is highly competitive. Several makers of footwear with whom we compete have substantially greater financial, distribution and marketing resources as well as greater brand awareness than us.

Net earnings and net earnings per diluted share for 2008 decreased 46.5% and 46.4%, respectively, to $20,885,000, or $0.59 per diluted share, compared with $39,073,000, or $1.10 per diluted share, in 2007. Net earnings and net earnings per diluted share for 2008 includes the $30,000,000 settlement payment described above.

In 2008, we had a net cash inflow of approximately $16,288,000 from operating activities, a net cash outflow of $13,749,000 from investing activities due to the net purchase of property, plant and equipment, the purchase of intangible assets and the purchase of Palladium SAS (“Palladium”) and a net cash outflow of $76,299,000 from financing activities mainly as a result of a distribution on December 24, 2008 of a special cash dividend of $2.00 per share to stockholders of record on December 10, 2008. We anticipate future cash needs for principal repayments required pursuant to borrowings under our lines of credit and, depending on future operating results, additional funds may be required for operating activities.

On July 1, 2008, we purchased a 57% equity interest in Palladium for €5.3 million, or approximately $8.5 million, (including a loan of €3.65 million, or approximately $5.8 million).

At December 31, 2008, we had debt outstanding of $5,376,000 (attributable to Palladium) and there was no debt outstanding at December 31, 2007, excluding outstanding letters of credit of $1,399,000 and $1,831,000 at December 31, 2008 and 2007, respectively. Our working capital decreased $74,019,000 to approximately $281,307,000 at December 31, 2008 from $355,326,000 at December 31, 2007, mainly as a result of the special cash dividend discussed above.

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

On an on-going basis, we evaluate our estimates, including those related to the carrying value of inventories, realizability of outstanding accounts receivable, sales returns and allowances, and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions. See “Results of Operations—2008 Compared to 2007—Other Income, Interest and Taxes,” for discussion regarding the estimate and settlement of an underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2005.

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

Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate potential losses based on our knowledge of the financial condition of certain customers and historical level of credit losses, as well as an assessment of the overall retail conditions. Historically, losses have been within our expectations. If the financial condition of our customers were to change, adjustments may be required to these estimates. Furthermore, we provide for estimated losses resulting from differences that arise from the gross carrying value of our receivables and the amounts which customers estimate are owed to us. The settlement or resolution of these differences could result in future changes to these estimates.

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

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We evaluate uncertain tax positions and recognize the benefit/exposure of those positions if they meet the more-likely-than-not threshold. Any tax position recognized is an adjustment to the effective tax rate. Also, at any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings.

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

Other Contingencies

In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims against us, including related legal costs, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgment about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges during the period in which the actual loss or change in estimate occurred.

Palladium Purchase

On May 16, 2008, the Company entered into a Share Purchase and Shareholders’ Rights Agreement (the “Agreement”) by and among Christophe Mortemousque, Palladium and the Company providing for the purchase of 57% equity interest in Palladium from its shareholders for a total purchase price of €5.3 million, or approximately $8.5 million (including a loan of €3.65 million, or approximately $5.8 million). Pursuant to the terms of the Agreement, the Company also agreed to acquire the remaining 43% equity interest in Palladium, subject to certain conditions set forth in the Agreement, which will occur in the first half of 2013, except in certain circumstances. If the purchase occurs in the first half of 2013, then the purchase price is equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 plus €1.7 million. Otherwise the purchase price is equal to €1.7 million plus an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended (i) December 31 of the year preceding the purchase (or September 30, 2008 if the purchase occurs prior to December 31, 2009) or (ii) December 31, 2012, at the option of the seller. At December 31, 2008, the fair value of this liability is approximately $3.8 million, which is subject to final determination at the time of purchase in accordance with the Agreement. Closing of the 57% equity purchase occurred on July 1, 2008. As discussed in more detail below, the acquisition of Palladium was recorded as a 100% purchase acquisition and accordingly, the results of operations of the acquired business are included in the Consolidated Financial Statements from the date of acquisition.

Palladium designs, develops and markets footwear under the Palladium brand worldwide except for Canada and the U.S., where the Company holds the exclusive rights to market footwear under the Palladium brand. The purchase of Palladium was part of an overall strategy to own the worldwide rights of the Palladium trademark. Prior to July 1, 2008, the Company owned only the United States and Canada trademarks as discussed below.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company has determined that the mandatory redemption provisions of the Agreement require the Company to purchase the remaining 43% equity interest as a single unit and that there are no substantive conditions to the future purchase of this remaining 43% equity interest that would reasonably change the redemption conditions from mandatory to contingent. As such, at July 1, 2008, the Company has recorded a liability, Mandatorily Redeemable Minority Interest (“MRMI”) on its balance sheet at fair value, or $4.2 million. Subsequent changes to the fair value of the MRMI will be recorded as interest income or interest expense. This amounted to $490,000 in interest income for the year ended December 31, 2008.

The fair value of the MRMI will be determined each quarter based on the current quarter’s projection of EBITDA for the twelve months ended December 31 of the current year, but not less than the amount determined at the previous twelve month measurement date per the Agreement. The change in MRMI is based on the current quarter’s EBITDA projection and will be recognized as interest income or interest expense during the current quarter. The fair value of the MRMI at December 31, 2008 was $3.8 million.

In accordance with the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 150, the acquisition of Palladium was recorded as a 100% purchase acquisition without reflecting any minority interest but recognizing the MRMI liability and accordingly, the results of operations of the acquired business are included in our Consolidated Financial Statements from the date of acquisition. A trademark asset totaling $8,688,000 and goodwill of $5,285,000, have been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired. The amount of goodwill that is deductible for tax purposes is $3,626,000 and will be amortized over 15 years. At July 1, 2008, the assets acquired and liabilities assumed in the purchase of Palladium is as follows (in thousands):

Balance at July 1, 2008
Accounts receivable	$3,060
Inventory	5,751
Other current assets	930
Intangible assets	13,973
Other assets	1,034

Total assets	$24,748

Current liabilities, excluding third party debt	$11,784
Lines of credit	4,853
MRMI	4,249
Long-term debt	1,178

Total liabilities	22,064
Contribution by K•Swiss Inc.	2,684

Total stockholders’ equity	2,684

Total liabilities and stockholders’ equity	$24,748

The lines of credit of approximately $4.9 million include amounts outstanding under Palladium’s bank lines of credit and the short-term portion of loans with financial institutions. The loans are paid either on a monthly or quarterly basis and have maturity dates ranging from February 2012 to February 2013. See Note D to our Consolidated Financial Statements for further discussion. On a pro forma basis, as if Palladium had been acquired at the beginning of 2008, 2007 and 2006, consolidated revenue, net earnings and earnings per diluted common share would have been as follows for the years ended December 31, 2008, 2007 and 2006 (dollar amounts in thousands):

	Pro Forma 2008	Pro Forma 2007	Pro Forma 2006
Revenues	$350,655	$429,254	$514,103
Net Earnings	$19,922	$39,602	$77,492
Earnings per diluted common share	$0.56	$1.12	$2.19

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

	Year ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	60.2	53.7	52.7
Gross profit	39.8	46.3	47.3
Selling, general and administrative expenses	43.5	38.4	27.4
Other income	8.8	1.3	—
Interest income, net	2.0	2.3	1.4
Earnings before income taxes	7.1	11.5	21.3
Income tax expense	1.0	2.0	6.0
Net earnings	6.1	9.5	15.3

2008 Compared to 2007

Revenue and Gross Margin

Total revenues decreased 17.1% to $340,160,000 in 2008 from $410,432,000 in 2007. This decrease was attributable to a decrease in the volume of footwear sold and a decrease in the average underlying wholesale price per pair. The volume of footwear sold decreased 17.0% to 11,786,000 pair in 2008 from 14,195,000 pair in 2007. The average wholesale price per pair was $27.65 in 2008 and $28.05 in 2007, a decrease of 1.4%.

Domestic revenues decreased 29.9% to $141,801,000 in 2008 from $202,375,000 in 2007. International product revenues decreased 5.9% in 2008 to $190,665,000 from $202,532,000 in 2007. Fees earned by the Company on sales by foreign licensees and distributors were $7,694,000 for 2008 and $5,525,000 for 2007, an increase of 39.3%. International revenues, as a percentage of total revenues, increased to 58.3% in 2008 from 50.7% in 2007.

Customer acceptance of our domestic and international product has been weak and is likely to continue for the near term. In an effort to increase customer acceptance of our products, during late 2006/early 2007, we hired several individuals in product design and management, however, it will take additional time for the full impact of the contribution of these individuals to affect our business. In addition, the current downturn of the worldwide economy has had and will continue to have an adverse affect on our business.

K•Swiss brand revenues decreased 19.9% to $315,915,000 in 2008 from $394,540,000 in 2007. This decrease was the result of a decrease in the volume of footwear sold and a decrease in the average underlying wholesale price per pair. The volume of footwear sold decreased 18.6% to 11,187,000 pair in 2008 from 13,750,000 pair in 2007. The average wholesale price per pair was $27.02 in 2008 and $27.84 in 2007, a decrease of 2.9%, which resulted from product mix changes offset by international sales becoming a larger portion of revenues.

Royal Elastics brand revenues decreased 19.7% to $12,755,000 in 2008 (27% of which were derived from domestic sales) from $15,892,000 in 2007 (36% of which were derived from domestic sales). Palladium brand revenues were $11,492,000 in 2008 (all of this revenue was derived from sales outside the U.S.), representing six months of revenue.

We believe the athletic and casual footwear industry experiences seasonal fluctuations, due to increased sales during certain selling seasons, including Easter, back-to-school and the year-end holiday seasons. We present full-line offerings for the Easter season for delivery during the first and second quarters and back-to-school season for delivery during the third quarter, but only limited offerings for the year-end holiday season.

At December 31, 2008, domestic and international futures orders with start ship dates from January through June 2009 were approximately $31,881,000 and $61,729,000, respectively, 37.2% lower and 36.4% lower, respectively, than such orders were at December 31, 2007 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of “future” and “at-once” orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Overall gross profit margins, as a percentage of revenues, were 39.8% in 2008 and 46.3% in 2007. Gross profit margin was affected by product mix changes, geographic mix of international sales and increases in inventory reserves. International sales generally yield a higher gross profit margin, however, the gross margin was lower in 2008 than in 2007. In addition, included in gross margin is an additional accrual for the underpayment of certain business taxes in a foreign jurisdiction. Prior to the third quarter of 2008, we had accrued approximately $638,000 related to this issue. A detailed analysis performed by our tax advisors and accountants during the third quarter of 2008 determined that the total amount of business taxes underpaid and related interest was approximately $2,447,000. We will finalize the amount owed with the appropriate taxing authority within the next three to six months. Penalties are discretionary, ranging from zero to 300% of taxes owed and, at this time, we cannot determine the likelihood of such assessment and have not recognized penalties related to this. However, there can be no guarantee that penalties will not be imposed. Our gross margins may not be comparable to some of our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses decreased 6.1% to $147,869,000 (43.5% of revenues) in 2008 from $157,498,000 (38.4% of revenues) in 2007. The decrease in selling, general and administrative expenses during the year ended December 31, 2008 was the result of a decrease in advertising expenses, gains on ineffective hedges and a decrease in salesman sample expenses, offset by increases in compensation expenses and data processing expenses. Advertising expenses decreased 30.8% for the year ended December 31, 2008 primarily due to decreases in both domestic and international markets as part of an effort to reduce costs as our business declines. Gains on ineffective hedges contributed to a $1,604,000 decrease in selling, general and administrative expenses. Salesman sample expenses decreased 25.9% as a result of cost reductions and also as a result of our declining revenues. Data processing expenses increased 43.8% for the year ended December 31, 2008 as a result of on-going maintenance expenses incurred in connection with the Company’s fourth quarter of 2007 SAP implementation to our domestic and certain international operational regions and expenses related to the Company’s continuing SAP computer software implementation to other international operational regions in 2008. The increase in compensation expenses of 13.2% for the year ended December 31, 2008 was due to stock option expenses (recognized as a result of the repricing of stock options, see Note J to our Consolidated Financial Statements), an increase in headcount, a decrease in the reversal of bonus/incentive related expenses that were calculated in accordance with the bonus formula under our Economic Value Added (“EVA”) incentive program and severance payments made, offset by decreases in other bonus/incentive related expenses. Corporate expenses of $26,797,000 and $22,592,000 for the years ended December 31, 2008 and 2007, respectively, are included in selling, general and administrative expenses. The increase in corporate expenses for the year ended December 31, 2008 was due to an increase in data processing and compensation expenses for the reasons described above.

Other Income, Interest and Taxes

Other income for the year ended December 31, 2008 consists of a $30 million settlement payment received on June 30, 2008. On June 24, 2008, the Company entered into a settlement agreement with Payless ShoeSource, Inc., a Missouri corporation and Payless ShoeSource Inc., a Delaware corporation (collectively, “Payless”) in connection with our 2004 action filed against Payless in the United States District Court for the Central District of California (Western District), in which we alleged trademark and trade dress infringement, trademark dilution, unfair competition and breach of contract. The settlement agreement provided, among other things, that Payless would pay to us $30 million in cash on or before July 1, 2008 in payment of compensatory damages claimed by us from Payless’ advertising, promotion and sale of certain footwear.

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

Overall net interest income was $6,965,000 (2.0% of revenues) in 2008 compared to $9,594,000 (2.3% of revenues) in 2007, a decrease of $2,629,000 or 27.4%. This decrease in net interest income was the result of lower average interest rates along with interest expense incurred by Palladium under its lines of credit and other debt offset by higher average cash balances, which resulted primarily from the $30,000,000 settlement received from Payless on June 30, 2008. Also included for the year ended December 31, 2008 is interest income from the change in fair value on the MRMI.

Our effective tax rate was 14.6% and 17.2% in 2008 and 2007, respectively. The $823,000 and $1,063,000 income tax benefit of options exercised during 2008 and 2007, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate. The decrease in the effective tax rate was mainly due to our geographic mix of sales and earnings: international sales have become a larger portion of revenues, although domestic operations were more profitable, due to the settlement payment previously mentioned. In addition, starting January 1, 2005, the Company has not made any provision for United States income taxes on earnings of selected international subsidiary companies as these are intended to be permanently invested.

Net earnings decreased 46.5% to $20,885,000 or $0.59 per share (diluted earnings per share) in 2008 from $39,073,000 or $1.10 per share (diluted earnings per share) in 2007. Net earnings and net earnings per diluted share for 2008 includes the $30,000,000 settlement payment described above.

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

Royal Elastics brand revenues increased 33.8% to $15,892,000 in 2007 (36% of which were derived from domestic sales) from $11,877,000 in 2006 (26% of which were derived from domestic sales) as a result of increased sales of L.A.M.B. product and increased international sales.

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

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased 14.5% to $157,498,000 (38.4% of revenues) in 2007 from $137,527,000 (27.4% of revenues) in 2006. The increase in selling, general and administrative expenses during the year ended December 31, 2007 was the result of the SAP implementation and on-going development related expenses incurred and increases in advertising expenses, compensation expenses, travel related expenses and sample development expenses, offset by a decrease in legal expenses. The increase in selling, general and administrative expenses for the year ended December 31, 2007 includes $6,447,000 in data conversion, training, training material and development expenses incurred as a result of our domestic and a portion of our international SAP computer software implementation. Advertising expenses increased 10.4% for the year ended December 31, 2007 primarily due to an increase in international advertising expenses as part of a strategic effort to drive higher international revenues and was slightly offset by a decrease in domestic advertising expenses to cut costs as result of declining domestic revenues. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, increased 7.1% for the year ended December 31, 2007, primarily due to an increase in headcount and was offset by a decrease in bonus/incentive related expenses that were calculated in accordance with the bonus formula under our EVA incentive program. Travel related expenses increased 31.6% for the year ended December 31, 2007 as a result of increased travel due to our growing international operations and product development efforts. Sample development expenses increased 32.1% for the year ended December 31, 2007 as a result of our increasing international operations and our efforts to develop our apparel business. Legal expenses decreased 11.2% for the year ended December 31, 2007 primarily as a result of the court-mandated postponements of certain cases, which occurred in the first quarter of 2007. Corporate expenses of $22,592,000 and $17,803,000 for the years ended December 31, 2007 and 2006, respectively, are included in selling, general and administrative expenses. The increase in corporate expenses for the year ended December 31, 2007 was due to the SAP implementation and on-going development related expenses incurred, offset by a decrease in legal expenses for the reasons described above.

Other Income, Interest and Taxes

Other income for the year ended December 31, 2007 consists of a reversal of an estimate for our underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2005 of $5,232,000, as discussed above.

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

Adoption of FIN No. 48

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 creates a single model to address the accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

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

Upon the adoption of FIN No. 48, we recognized a cumulative effect to beginning retained earnings of $2,575,000 and at December 31, 2007, we recognized uncertain tax positions, net of federal benefit, of $4,947,000, which includes interest, net of federal benefit, of $439,000, which was recognized in other liabilities.

Liquidity and Capital Resources

We experienced a net cash inflow of $16,288,000, $42,515,000 and $71,998,000 from our operating activities during 2008, 2007 and 2006, respectively. Cash provided by operations in 2008 decreased from 2007 due primarily to the decrease in net earnings and to the difference in the amounts in changes in accounts receivable and accounts payable and accrued liabilities, offset by changes in prepaid expenses and other assets and by stock-based compensation and depreciation and amortization. Cash provided by operations in 2007 decreased from 2006 due primarily to the decrease in net earnings and to the difference in the amounts in changes in inventories, offset by changes in accounts receivable, accounts payable and accrued liabilities and by the excess income tax benefit of stock-based compensation.

We had a net outflow of cash of $13,749,000, $10,485,000 and $9,425,000 from our investing activities during 2008, 2007 and 2006, respectively. The increase in investing activities in 2008 is due to the purchase of intangible assets and the purchase of Palladium offset by lower purchases of property, plant and equipment during 2008. The increase in investing activities in 2007 is due to the purchase of property, plant and equipment. The purchases in property, plant and equipment in 2008 and 2007 is primarily due to the implementation of SAP information management software.

In 2008, 2007 and 2006, the net outflow of cash of $76,299,000, $5,091,000 and $2,197,000, respectively, from our financing activities was used for the purchase of our outstanding stock under our current stock repurchase program and to pay cash dividends (including our special cash dividend of $2.00 per share on December 24, 2008), partially offset by proceeds from stock options exercised and by the excess income tax benefit of stock-based compensation.

We anticipate future cash needs for principal repayments required pursuant to borrowings under our lines of credit facilities. In addition, depending on our future operating results, additional funds may be required by operating activities. No other material capital commitments exist at December 31, 2008. With continued use of our revolving credit facilities (as discussed below), we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2009.

On October 26, 2004, the Board of Directors authorized a stock repurchase program to supplement prior stock repurchase programs, which allows us to repurchase through December 2009, up to 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. As of December 31, 2008, a maximum of 3,911,289 shares may be repurchased pursuant to the stock repurchase program. We adopted this program because we believe that depending upon the then-array of alternatives, repurchasing our shares can be a good use of excess cash. Currently, we have made purchases under all stock repurchase programs from August 1996 through March 4, 2009 (the day prior to the filing of this Form 10-K) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See “Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Our domestic office has an agreement with a bank whereby we may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $13,601,000 at December 31, 2008. This facility currently expires in July 2010. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at our discretion and with certain restrictions, other market based rates. We pay a commitment fee of 1/8% of the unused line for availability of the credit facility. We must meet certain restrictive financial covenants as agreed upon in the facility. At December 31, 2008, we were in compliance with all relevant covenants under our $15,000,000 credit facility.

Our Asian offices have agreements with a bank whereby they can borrow up to $5,500,000 in the form of unsecured revolving credit facilities. There were no borrowings on these credit facilities at December 31, 2008. Interest is to be paid on one facility at LIBOR plus 1.25% and on the other facility at the Australian Bank Bill Buying Rate plus 1.25%. These facilities currently expire in July 2010.

Our European offices (excluding Palladium, see discussion below) have agreements with a bank whereby they can borrow up to $7,000,000 in the form of unsecured revolving credit facilities. There were no borrowings on these credit facilities at December 31, 2008. Interest is to be paid on one facility at a rate of LIBOR plus 1.25% and on the other facility at IBOR plus 1.25%. One facility currently expires in July 2010 and the other facility is mutually cancellable at any time.

Our Canadian office has an agreement with a bank whereby it can borrow up to $2,000,000 in the form of an unsecured revolving credit facility. There were no borrowings on this credit facility at December 31, 2008. Interest is to be paid on the facility at the Canadian Prime Rate. This facility currently expires in July 2010.

At December 31, 2008, Palladium has agreements with various banks whereby it can borrow up to €6,300,000 (or approximately $8,801,000) in the form of secured lines of credit at variable interest rates ranging from 3.75% to 4.95%. At December 31, 2008, $4,032,000 was outstanding on these lines of credit. These lines of credit have maturity dates ranging from June 30, 2009 through December 31, 2009. In addition, Palladium has secured and unsecured term loans with various banks that carry a fixed rate of interest ranging from 5.42% to 5.84%, mature between February 2012 through February 2013 and carry outstanding balances totaling $1,314,000 at December 31, 2008. Accrued interest on all these facilities was $30,000 at December 31, 2008. At December 31, 2008, we were in compliance with all relevant covenants under these credit facilities. See Note D to our Consolidated Financial Statements for further discussion.

At December 31, 2008, the Company had debt outstanding of $5,376,000 (attributable to Palladium) and at December 31, 2007 there was no funded debt (excluding outstanding letters of credit of $1,399,000 and $1,831,000 at December 31, 2008 and 2007, respectively). Approximately $213,000 in interest expense was incurred for the year ended December 31, 2008 related to these bank loans and lines of credit. Interest expense was not incurred on the Company’s lines of credit for the year ended December 31, 2007.

Our working capital decreased $74,019,000 to $281,307,000 at December 31, 2008 from $355,326,000 at December 31, 2007. Working capital decreased during 2008 mainly due to a payment of a special cash dividend of $2.00 per share and increases in bank lines of credit and accounts payable, offset by an increase in inventory and a decrease in accrued liabilities at December 31, 2008 compared to December 31, 2007.

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

Contractual Obligations

At December 31, 2008, our significant contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Operating lease obligations	$17,311	$4,557	$6,210	$3,948	$2,596
Endorsement obligations	1,940	1,394	546	—	—
Bank debt	5,376	4,355	596	425	—
MRMI (1)	3,759	—	—	3,759	—
Product purchase obligations (2)	33,463	33,463	—	—	—

Total	$61,849	$43,769	$7,352	$8,132	$2,596

(1)	We also agreed to acquire the remaining 43% equity interest in Palladium, subject to certain conditions set forth in the Agreement, which will occur in the first half of 2013, except in certain circumstances. See Note M to our Consolidated Financial Statements.

(2)	We generally order product four to five months in advance of sales based primarily on advance futures orders received from customers. The amounts listed for product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during 2008 or 2007, nor did we have any off-balance sheet arrangements outstanding at December 31, 2008 or 2007.

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

Market Risk

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. Our primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. dollar and the Euro, U.S. dollar and the Pound Sterling and between the Euro and the Pound Sterling. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves our risk management policies. Market risk is managed based on an ongoing assessment of trends in foreign exchange rates and economic developments, giving consideration to possible effects on both total return and reported earnings.

Foreign Exchange Rate Risk

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose us to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. Our primary risk exposures are from changes in the rates between the U.S. dollar and the Euro, U.S. dollar and the Pound Sterling and between the Euro and the Pound Sterling. In 2008 and 2007, we entered into forward foreign exchange contracts to exchange Euros for U.S. dollars, Pound Sterling for U.S. dollars and Pound Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

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

The forward foreign exchange contracts generally require us to exchange Euros for U.S. dollars, Pound Sterling for U.S. dollars or Pound Sterling for Euros at maturity, at rates agreed upon at the inception of the contracts. Our counterparties to derivative transactions are major financial institutions with an investment grade or better credit rating; however, we are exposed to credit risk with these institutions. The credit risk is limited to the unrealized gains in such contracts should these counterparties fail to perform as contracted.

At December 31, 2008, forward foreign exchange contracts with a notional value of $21,755,000 were outstanding to exchange various currencies with maturities ranging from January 2009 to September 2009, to sell the equivalent of approximately $1,865,000 in foreign currencies at contracted rates and to buy approximately $19,890,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. As of December 31, 2008, the fair value of forward exchange contracts of $2,703,000 and $438,000 have been recorded to prepaid expenses and other current assets and accrued liabilities, respectively, on our Consolidated Balance Sheet. Realized losses of $1,708,000, $2,258,000 and $129,000 from cash flow hedges were recorded in cost of goods sold during the years ended December 31, 2008, 2007 and 2006, respectively. Realized gains of $1,604,000, realized losses of $99,000 and realized gains of $38,000 from cash flow hedges were recorded in selling, general and administrative expenses due to hedge ineffectiveness during the years ended December 31, 2008, 2007 and 2006, respectively. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on our Consolidated Statements of Cash Flows.

We do not anticipate any material adverse effect on our operations or financial position relating to these forward foreign exchange contracts. Based on our overall currency rate exposure at December 31, 2008, a 1% change in currency rates would not have a material effect on the financial position, results of operations or cash flows of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

K•Swiss Inc.

We have audited K•Swiss Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). K•Swiss Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on K•Swiss Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, K•Swiss Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K•Swiss Inc. as of December 31, 2008 and 2007, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 4, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 4, 2009

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Grant Thornton LLP, the registered public accounting firm that audited the Company’s financial statements, has issued a report on internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

K•Swiss Inc.

We have audited the accompanying consolidated balance sheets of K•Swiss Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included Schedule II—Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K•Swiss Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A9 to the consolidated financial statements, as of January 1, 2007, K•Swiss Inc. adopted FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K•Swiss Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 4, 2009

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands)

	2008	2007
A S S E T S
CURRENT ASSETS
Cash and cash equivalents (Notes A4 and K)	$207,423	$291,235
Accounts receivable, less allowance for doubtful accounts of $2,897 and $2,941 for 2008 and 2007, respectively (Notes A13 and K)	34,959	34,808
Inventories (Note A5)	74,417	63,227
Prepaid expenses and other current assets (Note A12)	10,811	11,231
Deferred taxes (Notes A9 and G)	6,676	5,226

Total current assets	334,286	405,727
PROPERTY, PLANT AND EQUIPMENT, net (Notes A6, A7 and B)	25,686	24,100
OTHER ASSETS
Intangible assets (Notes A7, A8 and C)	22,776	4,700
Deferred taxes (Notes A9 and G)	3,804	3,248
Other	8,578	8,578

	35,158	16,526

	$395,130	$446,353

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
CURRENT LIABILITIES
Bank lines of credit and short-term debt (Note D)	$4,355	$—
Trade accounts payable	24,306	22,017
Accrued liabilities (Notes A12 and E)	24,318	28,384

Total current liabilities	52,979	50,401
OTHER LIABILITIES
Long-term debt (Note D)	1,021	—
Mandatorily redeemable minority interest (Note M)	3,759	—
Other liabilities (Notes A9 and F)	12,609	11,719

Total other liabilities	17,389	11,719
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS’ EQUITY (Notes D and J)
Preferred Stock—authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A-authorized 90,000,000 shares of $0.01 par value; 29,218,392 shares issued, 26,796,775 shares outstanding and 2,421,617 shares held in treasury at December 31, 2008 and 28,970,733 shares issued, 26,698,572 shares outstanding and 2,272,161 shares held in treasury at December 31, 2007	292	290
Class B, convertible-authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,059,524 shares at December 31, 2008 and 2007	81	81
Additional paid-in capital	61,412	55,657
Treasury Stock (Note D)	(58,190)	(56,070)
Retained earnings (Notes A9 and A20)	316,348	372,128
Accumulated other comprehensive earnings—
Foreign currency translation (Note A10)	1,398	13,366
Net gain (loss) on hedge derivatives (Note A12)	3,421	(1,219)

	324,762	384,233

	$395,130	$446,353

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

Year Ended December 31,

(Dollar amounts and shares in thousands, except per share amounts)

	2008	2007	2006
Revenues (Notes A13, K and L)	$340,160	$410,432	$501,148
Cost of goods sold (Note A14)	204,801	220,573	263,935

Gross profit	135,359	189,859	237,213
Selling, general and administrative expenses (Notes A13, A15, A16 and I)	147,869	157,498	137,527

Operating (loss) profit (Note L)	(12,510)	32,361	99,686
Other income (Notes A19 and A20)	30,000	5,232	—
Interest income, net (Notes L and M)	6,965	9,594	7,005

Earnings before income taxes	24,455	47,187	106,691
Income tax expense (Notes A9, G and L)	3,570	8,114	29,827

NET EARNINGS	$20,885	$39,073	$76,864

Earnings per common share (Notes A17 and J)
Basic	$0.60	$1.13	$2.23

Diluted	$0.59	$1.10	$2.17

Weighted average number of shares outstanding (Note A17)
Basic	34,785	34,705	34,401

Diluted	35,407	35,472	35,378

Dividends declared per common share (Notes D and J)	$2.20	$0.20	$0.20

Net Earnings	$20,885	$39,073	$76,864
Other comprehensive earnings (loss), net of tax—
Foreign currency translation adjustments, net of income taxes of $0, $0 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively (Note A10)	(11,968)	4,401	3,594
Change in deferred gain (loss) on hedge derivatives, net of income taxes of $0, $0 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively (Note A12)	4,640	496	(2,864)

Comprehensive Earnings	$13,557	$43,970	$77,594

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three years ended December 31, 2008

(Dollar amounts in thousands)

	Common Stock				Addi- tional paid-in capital	Treasury Stock		Retained earnings	Accumulated other comprehensive earnings	Total
	Class A		Class B			Class A
	Shares	Amount	Shares	Amount		Shares	Amount
BALANCE AT JANUARY 1, 2006	28,108,027	$281	8,340,128	$83	$42,677	2,222,161	$(54,705)	$280,465	$6,520	$275,321
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax (Note A20)	—	—	—	—	—	—	—	(7,866)	—	(7,866)
Conversion of shares (Note J)	240,000	2	(240,000)	(2)	—	—	—	—	—	—
Exercise of options (Note J)	416,167	5	—	—	2,816	—	—	—	—	2,821
Excess income tax benefit of options exercised (Note J)	—	—	—	—	3,506	—	—	—	—	3,506
Stock-based compensation (Notes A18 and J)	—	—	—	—	2,371	—	—	—	—	2,371
Purchase of treasury stock	—	—	—	—	—	35,000	(956)	—	—	(956)
Dividends paid (Note D)	—	—	—	—	—	—	—	(6,888)	—	(6,888)
Net earnings for the year	—	—	—	—	—	—	—	76,864	—	76,864
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	3,594	3,594
Net loss on hedge derivatives (Note A12)	—	—	—	—	—	—	—	—	(2,864)	(2,864)

BALANCE AT DECEMBER 31, 2006	28,764,194	288	8,100,128	81	51,370	2,257,161	(55,661)	342,575	7,250	345,903
Cumulative effect of adjustments resulting from the adoption of FIN No. 48 (Note A9)	—	—	—	—	—	—	—	(2,575)	—	(2,575)
Conversion of shares (Note J)	40,604	—	(40,604)	—	—	—	—	—	—	—
Exercise of options (Note J)	165,935	2	—	—	1,198	—	—	—	—	1,200
Excess income tax benefit of options exercised (Note J)	—	—	—	—	1,063	—	—	—	—	1,063
Stock-based compensation (Notes A18 and J)	—	—	—	—	2,026	—	—	—	—	2,026
Purchase of treasury stock	—	—	—	—	—	15,000	(409)	—	—	(409)
Dividends paid (Note D)	—	—	—	—	—	—	—	(6,945)	—	(6,945)
Net earnings for the year	—	—	—	—	—	—	—	39,073	—	39,073
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	4,401	4,401
Net gain on hedge derivatives (Note A12)	—	—	—	—	—	—	—	—	496	496

BALANCE AT DECEMBER 31, 2007	28,970,733	290	8,059,524	81	55,657	2,272,161	(56,070)	372,128	12,147	384,233
Exercise of options (Note J)	247,659	2	—	—	1,619	—	—	—	—	1,621
Excess income tax benefit of options exercised (Note J)	—	—	—	—	823	—	—	—	—	823
Stock-based compensation (Notes A18 and J)	—	—	—	—	3,313	—	—	—	—	3,313
Purchase of treasury stock	—	—	—	—	—	149,456	(2,120)	—	—	(2,120)
Dividends paid (Notes D and J)	—	—	—	—	—	—	—	(76,665)	—	(76,665)
Net earnings for the year	—	—	—	—	—	—	—	20,885	—	20,885
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	(11,968)	(11,968)
Net gain on hedge derivatives (Note A12)	—	—	—	—	—	—	—	—	4,640	4,640

BALANCE AT DECEMBER 31, 2008	29,218,392	$292	8,059,524	$81	$61,412	2,421,617	$(58,190)	$316,348	$4,819	$324,762

The accompanying notes are an integral part of this statement.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Dollar amounts in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net earnings from operations	$20,885	$39,073	$76,864
Adjustments to reconcile net earnings from operations to net cash provided by operating activities:
Depreciation and amortization	3,601	2,303	1,688
Impairment on intangibles and goodwill	719	—	—
Change in mandatorily redeemable minority interest (Note M)	(490)	—	—
Net loss on disposal of property, plant and equipment	74	41	4
Deferred income taxes	(1,681)	(468)	613
Stock-based compensation	3,313	2,026	2,371
Excess income tax benefit of stock-based compensation	(823)	(1,063)	(3,506)
(Increase) decrease in accounts receivable	(3,248)	6,227	1,456
(Increase) decrease in inventories	(3,863)	(4,547)	1,977
Decrease (increase) in prepaid expenses and other assets	2,073	(2,745)	(2,816)
(Decrease) increase in accounts payable and accrued liabilities	(4,272)	1,668	(6,653)

Net cash provided by operating activities	16,288	42,515	71,998

Cash flows from investing activities:
Purchase of Palladium (Note M)	(2,684)	—	—
Purchase of intangible assets	(6,015)	—	—
Purchase of property, plant and equipment	(5,050)	(10,489)	(9,429)
Proceeds from disposal of property, plant and equipment	—	4	4

Net cash used in investing activities	(13,749)	(10,485)	(9,425)
Cash flows from financing activities:
Borrowings under bank lines of credit	27,287	—	—
Repayments on bank lines of credit	(27,245)	—	—
Repurchase of stock	(2,120)	(409)	(956)
Payment of dividends	(76,665)	(6,945)	(6,888)
Excess income tax benefit of stock-based compensation	823	1,063	3,506
Proceeds from stock options exercised	1,621	1,200	2,141

Net cash used in financing activities	(76,299)	(5,091)	(2,197)
Effect of exchange rate changes on cash	(10,052)	4,067	2,389

Net (decrease) increase in cash and cash equivalents	(83,812)	31,006	62,765
Cash and cash equivalents at beginning of year	291,235	260,229	197,464

Cash and cash equivalents at end of year	$207,423	$291,235	$260,229

Supplemental disclosure of cash flow information:

Non-cash investing activities:
On July 1, 2008, the Company purchased the capital stock of Palladium. In connection with the acquisition, the assets acquired and liabilities assumed were as follows (Note M):
Fair value of assets acquired	$10,775
Fair value of liabilities assumed	$(17,815)
Mandatorily redeemable minority interest	$(4,249)
Excess fair value over purchase price	$13,973

Cash paid during the year for:

Interest	$265	$57	$24
Income taxes	$2,128	$7,332	$25,559

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations

K•Swiss Inc. (the “Company”) designs, develops and markets footwear for high performance use, fitness and casual activities. The Company operates in an industry dominated by a small number of very large competitors. The size of these competitors enables them to lead the product direction of the industry, and therefore, potentially diminish the value of the Company’s products. In addition to generally greater resources, these competitors spend substantially more money on advertising and promotion than the Company and therefore dominate market share. The Company’s market share is estimated at less than two percent. Lastly, the retail environment forecasted for the near term is challenging, given the recent deterioration in the overall economy and financial markets, which could negatively impact the Company’s operations.

The Company purchases significantly all of its products from a small number of contract manufacturers in China. This concentration of suppliers in this location subjects the Company to the risk of interruptions of product flow for various reasons which could lead to possible loss of sales, which would adversely affect operating results. In addition, there are other risks associated with doing business in China, including the protection of intellectual property rights within China.

In November 2001, the Company acquired the worldwide rights and business of Royal Elastics, an Australian-based designer and manufacturer of elasticated footwear. In the third quarter of 2005, Royal Elastics launched a new collection that is part of a long-term licensing partnership with L.A.M.B.

In July 2008, the Company purchased a 57% equity interest in Palladium SAS (“Palladium”) for a total purchase price of €5.3 million, or approximately $8.5 million (including a loan of €3.65 million, or approximately $5.8 million). The Company has also agreed to acquire the remaining 43% equity interest in Palladium, subject to certain conditions set forth in the purchase agreement, which will occur in the first half of 2013, except in certain circumstances. If the purchase occurs in the first half of 2013, then the purchase price is equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 plus €1.7 million. Otherwise the purchase price is equal to €1.7 million plus an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended (i) December 31 of the year preceding the purchase (or September 30, 2008 if the purchase occurs prior to December 31, 2009) or (ii) December 31, 2012, at the option of the seller. At December 31, 2008, the fair value of this liability is approximately $3.8 million, which is subject to final determination at the time of purchase in accordance with the purchase agreement. As further discussed in Note M, the acquisition of Palladium was recorded as a 100% purchase acquisition and accordingly, the results of operations of the acquired business are included in the Consolidated Financial Statements from the date of acquisition. Palladium designs, develops and markets footwear under the Palladium brand worldwide except for Canada and the U.S., where the Company has the exclusive right to market footwear under the Palladium brand.

2.	Estimates in Financial Statements

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

3.	Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 2007 and 2006 presentation to conform to the 2008 presentation.

4.	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents as of December 31, 2008 and 2007 is $33,082,000 and $37,101,000, respectively, of balances maintained in foreign bank accounts.

5.	Inventories

Inventories, consisting of merchandise held for resale, are stated at the lower of cost or market. Cost is determined using a moving average cost method. Management continually evaluates its inventory position and implements promotional or other plans to reduce inventories to appropriate levels relative to its sales estimates for particular product styles or lines. Estimated losses are recorded when such plans are implemented. It is at least reasonably possible that management’s plans to reduce inventory levels will be less than fully successful, and that such an outcome would result in a change in the inventory reserve in the near-term.

6.	Property, Plant and Equipment

Property, plant and equipment are carried at cost. Development costs related to the implementation of SAP information management software have been capitalized in accordance with Statement of Position 98-1, “Accounting for Software Developed or Obtained for Internal Use.” For financial reporting and tax purposes, depreciation and amortization are calculated using straight-line and accelerated methods, respectively, over the estimated service lives of the depreciable assets. The service lives of the Company’s building and related improvements are 30 and 5 years, respectively. Information systems and equipment is depreciated from 3 to 10 years and leasehold improvements are amortized over the lives of the respective leases.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

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

The Company has not recorded United States income tax expense on earnings of selected foreign subsidiary companies as these are intended to be permanently invested, thus reducing the Company’s overall income tax expense. The amount of earnings designated as permanently invested is based upon the Company’s expectations of the future cash needs of its subsidiaries. Income tax considerations are also a factor in determining the amount of earnings to be permanently invested. Because the declaration involves the Company’s future plans and expectations of future events, the possibility exists that amounts declared as permanently invested may ultimately be repatriated. This would result in additional income tax expense in the year the Company determined that amounts were no longer permanently invested.

On a quarterly basis, the Company estimates what its effective tax rate will be for the full calendar year by estimating pre-tax income, excluding significant or infrequently occurring items, and tax expense for the remaining quarterly periods of the year. The estimated annual effective tax rate is then applied to year-to-date pre-tax income to determine the estimated year-to-date and quarterly tax expense. The income tax effects of infrequent or unusual items are recognized in the quarterly period in which they occur. As the year progresses, the Company continually refines its estimate based upon actual events and earnings. This continual estimation process periodically results in a change to the Company’s expected annual effective tax rate. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision equals the estimated annual rate.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

9.	Income Taxes—(Continued)

Any tax position recognized would be an adjustment to the effective tax rate. FIN No. 48 allows the Company to prospectively change its accounting policy as to where interest expense and penalties on income tax liabilities are classified. Effective January 1, 2007, the Company changed its accounting policy and began to classify interest expense and penalties on income tax liabilities in income tax expense on its Consolidated Statement of Earnings. Prior to January 1, 2007, interest expense and penalties were recognized as a reduction to net interest income and an increase to selling, general and administrative expenses, respectively, on its Consolidated Statement of Earnings. The Company recognizes its uncertain tax positions in either accrued income taxes, if determined to be short-term, or other liabilities if determined to be long-term, on its Consolidated Balance Sheet. For federal tax purposes, the Company’s 2005 through 2007 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2004 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

Upon the adoption of FIN No. 48, the Company recognized a cumulative effect to beginning retained earnings of $2,575,000. The Company’s recognized uncertain tax positions at December 31 is as follows (in thousands):

	2008	2007
Uncertain tax positions	$6,120	$5,337
Interest on uncertain tax positions	756	596

Total uncertain tax positions, gross	6,876	5,933
Less federal income tax benefit	(509)	(986)

Total uncertain tax positions, net	$6,367	$4,947

The Company recognized interest expense, net of federal income tax benefit, on uncertain tax positions of $209,000 and $169,000 for the years ended December 31, 2008 and 2007, respectively. The Company did not recognize any related penalties for FIN No. 48 for the years ended December 31, 2008 and 2007.

The Company does not expect its uncertain tax positions to change significantly over the next twelve months. A reconciliation of the beginning and ending amount of the Company’s uncertain tax positions, gross, at December 31 is as follows (in thousands):

	2008	2007
Beginning balance	$5,933	$4,322
Additions for uncertain tax positions	2,576	1,827
Reductions for uncertain tax positions	(452)	(216)
Settlements for uncertain tax positions	(1,181)	—

Ending balance	$6,876	$5,933

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

10.	Foreign Currency Translation

Assets and liabilities of certain foreign operations are translated into U.S. dollars at current exchange rates. Income and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are taken directly to a separate component of stockholders’ equity. Foreign currency transaction gains and losses are generated by the effect of foreign exchange on recorded assets and liabilities denominated in a currency different from the functional currency of the applicable foreign operations and are included in selling, general and administrative expenses.

11.	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the lines of credit and short-term debt, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The fair value of long-term debt is measured by obtaining the current interest rate from the financial institutions and then comparing that to the actual interest rate owed on the debt. At December 31, 2008, the fair value of the long-term debt is estimated at $1,020,000.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements which increase the consistency and the comparability of fair value measurements in financial statement disclosures. SFAS No. 157 applies in situations where other accounting pronouncements require or permit fair value measurements.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2008 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward Exchange Contracts—Assets	$2,703	$—	$2,703	$—
Forward Exchange Contracts—Liabilities	438	—	438	—
Mandatorily redeemable minority interest (1)	3,759	—	—	3,759

(1)	See Note M for further discussion of valuation.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

11.	Fair Value of Financial Instruments—(Continued)

The Company’s counterparty (“Counterparty”) to a majority of these forward exchange transactions is a major financial institution. These forward exchange contracts are measured at fair value using a “mid-market” valuation which represents either (1) the Counterparty’s good faith estimate of the mid-market value of the position, based on estimated or actual bids and offers for the positions, or (2) a “mid-market” price generated by proprietary valuation models utilized by the Counterparty.

12.	Financial Risk Management and Derivatives

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposures are from changes in the rates between the U.S. dollar and the Euro, U.S. dollar and the Pound Sterling and between the Euro and the Pound Sterling. In 2008 and 2007, the Company entered into forward foreign exchange contracts to exchange Euros for U.S. dollars, Pound Sterling for U.S. dollars and Pound Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

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

The forward foreign exchange contracts generally require the Company to exchange Euros for U.S. dollars, Pound Sterling for U.S. dollars or Pound Sterling for Euros at maturity, at rates agreed upon at the inception of the contracts. The Company’s counterparties to derivative transactions are major financial institutions with an investment grade or better credit rating; however, the Company is exposed to credit risk with these institutions. The credit risk is limited to the unrealized gains in such contracts should these counterparties fail to perform as contracted.

At December 31, 2008, forward foreign exchange contracts with a notional value of $21,755,000 were outstanding to exchange various currencies with maturities ranging from January 2009 to September 2009, to sell the equivalent of approximately $1,865,000 in foreign currencies at contracted rates and to buy approximately $19,890,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. As of December 31, 2008, the fair value of forward exchange contracts of $2,703,000 and $438,000 have been recorded to prepaid expenses and other current assets and accrued liabilities, respectively, on the Company’s Consolidated Balance Sheet. Realized losses of $1,708,000, $2,258,000 and $129,000 from cash flow hedges were recorded in cost of goods sold during the years ended December 31, 2008, 2007 and 2006, respectively. Realized gains of $1,604,000, realized losses of $99,000 and realized gains of $38,000 from cash flow hedges were recorded in selling, general and administrative expenses due to hedge ineffectiveness during the

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

12.	Financial Risk Management and Derivatives—(Continued)

years ended December 31, 2008, 2007 and 2006, respectively. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows.

13.	Recognition of Revenues and Accounts Receivable

Sales are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment. In some instances, product is shipped directly from the Company’s supplier to the customer. In these cases, the Company recognizes revenue when the product is delivered to the customer according to the terms of the order. Revenues may fluctuate in cases when customers delay accepting shipment of product for periods up to several weeks. Provisions for estimated sales returns and allowances are made at the time of sale based on historical rates of returns and allowances and specific identification of outstanding returns not yet received from customers. However, actual returns and allowances in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected future returns and allowances were significantly greater or lower than established reserves, a reduction or increase to net revenues would be recorded in the period this determination was made. The Company does not offer any product warranties.

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

Fees earned on sales by licensees are included in revenues and recognized under the accrual basis of accounting. Licensing fees totaling $7,023,000, $5,304,000 and $4,005,000 were earned during the years ended December 31, 2008, 2007 and 2006, respectively.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” shipping and handling costs billed to customers are included in sales and the related costs are included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Shipping and handling costs included in selling, general and administrative expenses totaled $3,523,000, $3,838,000 and $4,175,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

14.	Cost of Goods Sold

Cost of goods sold includes the landed cost of inventory (which includes procurement costs of the Company’s Asian purchasing office and factory inspections, inbound freight charges, broker and

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

14.	Cost of Goods Sold—(Continued)

consolidation charges and duties), production mold expenses and inventory and royalty reserves. Cost of goods sold may not be comparable to those of other entities as a result of recognizing warehousing costs within selling, general and administrative expenses.

Included in cost of goods sold for the year ended December 31, 2008 is an additional accrual for an underpayment of certain business taxes in a foreign jurisdiction. Prior to the third quarter of 2008, the Company had accrued approximately $638,000 related to this issue. A detailed analysis performed by the Company’s tax advisors and accountants during the third quarter of 2008 determined that the total amount of business taxes underpaid and related interest was approximately $2,447,000. The Company will finalize the amount owed with the appropriate taxing authority within the next three to six months. Penalties are discretionary, ranging from zero to 300% of taxes owed and, at this time, the Company cannot determine the likelihood of such assessment and has not recognized penalties related to this. However, there can be no guarantee that penalties will not be imposed.

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

Advertising costs, which include athlete endorsement fees, are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses amounted to $34,471,000, $54,526,000 and $47,726,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company engages in cooperative advertising programs with its customers. The Company recognizes this expense, based on the expected usage of the programs, in advertising expense. The Company accounts for its cooperative advertising programs in accordance with Issue 1 of EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

17.	Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to issue common stock were exercised.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

17.	Earnings per Share—(Continued)

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	2008		2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	34,785	$0.60	34,705	$1.13	34,401	$2.23
Effect of dilutive stock options	622	(0.01)	767	(0.03)	977	(0.06)

Diluted earnings per share	35,407	$0.59	35,472	$1.10	35,378	$2.17

The following options were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares:

	2008	2007	2006
Options to purchase shares of common stock (in thousands)	222	181	132
Exercise prices	$15.62—$34.75	$27.55—$35.89	$29.68—$35.89
	November 2014—	February 2015—	February 2015—
Expiration dates	December 2018	May 2017	November 2016

18.	Accounting for Stock-Based Compensation

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

On June 24, 2008, the Company entered into a settlement agreement with Payless ShoeSource, Inc., a Missouri corporation and Payless ShoeSource Inc., a Delaware corporation (collectively, “Payless”) in connection with the Company’s 2004 action filed against Payless in the United States District Court for the Central District of California (Western District), in which the Company alleged trademark and trade dress infringement, trademark dilution, unfair competition and breach of contract. The settlement agreement provided, among other things, that Payless would pay the Company $30 million in cash on or before July 1, 2008 in payment of compensatory damages claimed by the Company from Payless’ advertising, promotion and sale of certain footwear. The Company received this payment on June 30, 2008, which is included in Other Income on the Consolidated Statements of Earnings.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

20.	Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“S.E.C.”) released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company adopted SAB No. 108 in the fourth quarter of 2006.

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

In 2006, the Company determined that there was an underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2006. With the assistance of its tax advisors, the Company estimated the underpayment of withholdings of approximately $5,131,000 and related interest owed of approximately $5,974,000, totaling $11,105,000. The Company finalized the amount owed with the government agency in September 2007. Amounts relating to January 1 through December 31, 2006 were $846,000, net of taxes, and were recognized by the Company in the fourth quarter of 2006. Amounts relating to January 1, 1993 through December 31, 2005 were $10,136,000. For the same period, it was determined that the Economic Value Added (“EVA”) bonuses be reduced by approximately $1,400,000, which also resulted in a decrease of the related deferred tax asset of approximately $416,000. The Federal income tax benefit related to these items was approximately $870,000. In accordance with SAB No. 108, the Company adjusted beginning retained earnings for the year ended December 31, 2006 by $7,866,000. Penalties were discretionary, ranging from zero to 300% of the taxes owed, and at that time the Company could not determine the likelihood of such assessment and did not recognize penalties related to this issue. However, at the time there was no guarantee that penalties would not be imposed.

The Company believes that the net effect of these adjustments was not material, either quantitatively or qualitatively, in any of the years affected. In reaching that determination, the following measures were considered (dollar amounts in thousands):

Year	Net after-tax effect of adjustment	Reported Net Income	Percent of Reported Net Income
2005	$1,157	$75,248	1.54%
2004	913	71,251	1.28
2003	1,079	50,056	2.16
2002	605	28,697	2.11
1993—2001	4,112	114,622	3.59

Total	$7,866	$339,874	2.31%

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

20.	Staff Accounting Bulletin No. 108—(Continued)

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

21.	Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact that SFAS No. 161 will have on its financial disclosures.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

21.	Recent Accounting Pronouncements—(Continued)

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

NOTE B—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consist of the following (in thousands):

	2008	2007
Building and improvements	$12,242	$11,277
Information systems	23,385	19,792
Furniture, machinery and equipment	8,073	5,940

	43,700	37,009
Less accumulated depreciation and amortization	(18,709)	(13,604)

	24,991	23,405
Land	695	695

	$25,686	$24,100

NOTE C—INTANGIBLE ASSETS

Intangible assets as of December 31 consist of the following (in thousands):

	2008	2007
Goodwill	$9,673	$4,618
Trademarks	15,782	2,761
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$22,776	$4,700

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE C—INTANGIBLE ASSETS—(Continued)

The change in the carrying amount of goodwill and intangible assets during year ended December 31, 2008 is as follows (in thousands):

2008
Beginning Balance	$4,700
Trademarks acquired	14,703
Goodwill acquired	5,285
Impairment losses	(719)
Foreign currency translation effects	(1,193)

Ending Balance	$22,776

During the year ended December 31, 2008, the Company acquired trademarks of $14,703,000 and goodwill of $5,285,000 mainly as a result of the acquisition of a 57% equity interest in Palladium, see discussion in Note M. There were no changes in the carrying amount of goodwill and intangible assets during 2007 or 2006.

In applying SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has performed the annual reassessment and impairment test required as of January 1, 2008 and 2007 to determine whether goodwill and intangible assets were impaired and determined there was no impairment. However, in the fourth quarter of 2008, after a subsequent review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Royal Elastics goodwill and trademarks was impaired and recognized an impairment loss of $719,000 in selling, general and administrative expenses.

NOTE D—BANK LINES OF CREDIT AND OTHER DEBT

At December 31, 2008, the Company had debt outstanding of $5,376,000 (attributable to Palladium) and at December 31, 2007 there was no outstanding debt (excluding outstanding letters of credit of $1,399,000 and $1,831,000 at December 31, 2008 and 2007, respectively).

The Company’s domestic office has an agreement with a bank whereby it may borrow, in the form of an unsecured revolving credit facility, up to $15,000,000. The unused portion of this credit facility, which includes letters of credit and bankers acceptances, was $13,601,000 at December 31, 2008. This facility currently expires in July 2010. The credit facility provides for interest to be paid at the prime rate less 3/4% or, at the Company’s discretion and with certain restrictions, other market based rates. The Company pays a commitment fee of 1/8% of the unused line for availability of the credit facility. The Company must meet certain restrictive financial covenants as agreed upon in the facility.

The Company’s Asian offices have agreements with a bank whereby they can borrow up to $5,500,000 in the form of unsecured revolving credit facilities. There were no borrowings on these credit facilities at December 31, 2008. Interest is to be paid on one facility at LIBOR plus 1.25% and on the other facility at the Australian Bank Bill Buying Rate plus 1.25%. These facilities currently expire in July 2010.

The Company’s European offices (excluding Palladium, see below) have agreements with a bank whereby they can borrow up to $7,000,000 in the form of unsecured revolving credit facilities. There

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE D—BANK LINES OF CREDIT AND OTHER DEBT—(Continued)

were no borrowings on these credit facilities at December 31, 2008. Interest is to be paid on one facility at a rate of LIBOR plus 1.25% and on the other facility at IBOR plus 1.25%. One facility currently expires in July 2010 and the other facility is mutually cancellable at any time.

The Company’s Canadian office has an agreement with a bank whereby it can borrow up to $2,000,000 in the form of an unsecured revolving credit facility. There were no borrowings on this credit facility at December 31, 2008. Interest is to be paid on the facility at the Canadian Prime Rate. This facility currently expires in July 2010.

The Company’s $15,000,000 unsecured revolving credit facility contains a cross-default provision which indicates that if any defaults occur on any of the above mentioned facilities, then the Company would be in default on its $15,000,000 credit facility. Upon default, the bank may do one or more of the following: declare the Company in default, stop making additional credit available to the Company, and/or require the Company to repay its entire debt immediately and without notice. Upon the occurrence of default, the interest rate under the Company’s unsecured revolving credit facility will reprice at a rate of 2% higher than prime rate less 3/4%.

The Company’s $15,000,000 unsecured revolving credit facility contains certain covenants, including restrictions on dividend payments and repurchases of the Company’s Class A Common Stock. At December 31, 2008, $47,902,000 was unrestricted as to the payment of dividends and repurchases of Class A Common Stock. Under another covenant, the Company must maintain unencumbered liquid assets of at least $100,000,000 and under another covenant, the Company must maintain profitability for a rolling 12 month period. At December 31, 2008, the Company was in compliance with all relevant covenants under its $15,000,000 credit facility.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE D—BANK LINES OF CREDIT AND OTHER DEBT—(Continued)

At December 31, 2008, Palladium debt outstanding, under its lines of credit and term loans was $5,376,000. There were no letters of credit outstanding under these facilities at December 31, 2008. The breakdown of the debt outstanding at December 31 is as follows (dollars and Euros in thousands):

2008
Unsecured Fixed Rate Term Loan with a Financial Institution:
€300 (or approximately $419) at 5.60%, due July 2012	$310
Secured Fixed Rate Term Loans with Financial Institutions (1):
€165 (or approximately $231) at 5.82%, due February 2012	154
€55 (or approximately $77) at 5.84%, due February 2012	51
€800 (or approximately $1,117) at 5.42%, due February 2013	799
Secured Variable Rate Lines of Credit with Financial Institutions (1):
Facility of €4,000 (or approximately $5,588) at Euribor 3 months plus 0.65%, or approximately 3.91%, due December 2009	913
Facility of €600 (or approximately $838), at Euribor 3 months plus 1.30%, or approximately 4.56%, due June 2009 (2)	838
Facility of €300 (or approximately $419), at T4M (Average Monthly Money Market) plus 2.50%, or approximately 4.95%, due June 2009 (2)	419
Facility of €350 (or approximately $489) at T4M plus 1.50%, or approximately 3.95%, due June 2009 (2)	487
Facility of €300 (or approximately $419) at T4M plus 1.30%, or approximately 3.75%, due June 2009 (2)	348
Facility of €450 (or approximately $629) at EONIA (Euro Overnight Index Average) plus 1.10%, or approximately 3.59%, due June 2009 (2)	628
Facility of €300 (or approximately $419) at Euribor 3 months plus 1.50%, or approximately 4.76%, due June 2009 (2)	399
Accrued interest	30

Total	$5,376

Less short-term	$4,355

Long-term	$1,021

(1)	These are secured by Palladium’s assets including accounts receivable, inventory and/or intellectual property rights (i.e. trademarks).

(2)	These lines of credit are renewable every six months. The amount available under these facilities range from € 2,100 to €2,350 (or approximately $2,934 to $3,283) during the six month period July 1 through December 31, 2008, depending on Palladium’s cash needs. The lines of credit facility amounts in the table above are the maximum amounts that could be borrowed upon at December 31, 2008. Subsequent to December 31, 2008, these lines of credit were renewed until June 30, 2009 and the maximum facility amount available between January 1 through June 30, 2009 range from €700 to €2,700 (or approximately $978 to $3,772).

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE D—BANK LINES OF CREDIT AND OTHER DEBT—(Continued)

Amounts due under Palladium’s lines of credit and loans as of December 31, 2008 are as follows (in thousands):

Year ending December 31,
2009	$4,355
2010	296
2011	300
2012	265
2013	160
Thereafter	—

$5,376

In accordance with these financing arrangements with the financial institutions, Palladium has to meet minimum working capital requirements and is restricted as to the amount of dividends it can pay. At December 31, 2008, Palladium was in compliance with its debt covenants.

Interest expense of $213,000 was incurred on the Company’s bank loans and lines of credit during the year ended December 31, 2008. Interest expense was not incurred on the Company’s lines of credit for the year ended December 31, 2007.

NOTE E—ACCRUED LIABILITIES

Accrued liabilities as of December 31 consist of the following (in thousands):

	2008	2007
Compensation	$5,550	$5,634
Legal	1,288	2,612
Other	17,480	20,138

	$24,318	$28,384

NOTE F—OTHER LIABILITIES

Other liabilities consist of amounts due under employee benefit plans, including the long-term portion of the Company’s EVA incentive program, deferred compensation and uncertain tax positions. The EVA incentive program amounts are at risk of forfeiture to the plan participants depending on the Company maintaining presently achieved levels of EVA. The amounts as of December 31 are as follows (in thousands):

	2008	2007
EVA incentive program	$—	$987
Deferred compensation	6,242	5,785
Uncertain tax positions, net of federal benefit of $509 and $986, for 2008 and 2007, respectively	6,367	4,947

	$12,609	$11,719

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE G—INCOME TAXES

The provision for income taxes includes the following for the years ended December 31 (in thousands):

	2008	2007	2006
Current:
United States
Federal	$5,238	$6,442	$23,282
State	(346)	896	4,144
Foreign	683	1,240	1,377
Deferred:
United States
Federal	(1,500)	(586)	625
State	(194)	(64)	63
Foreign	(311)	186	336

	$3,570	$8,114	$29,827

A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 is as follows:

	2008	2007	2006
U.S. Federal statutory rate	34.0%	35.0%	35.0%
State income taxes	4.4	3.8	3.5
Net results of foreign subsidiaries	(22.0)	(18.8)	(8.8)
Other	(1.8)	(2.8)	(1.7)

	14.6%	17.2%	28.0%

At any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken by the Company. Additionally, the Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings.

The federal income tax returns of the Company for the years ended 2006 and 2007 are currently under examination by the Internal Revenue Service. The examination has recently commenced and is expected to be closed during 2009.

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

	2008	2007
Net current assets	$6,676	$5,226
Net non-current assets	3,804	3,248

Net asset	$10,480	$8,474

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE G—INCOME TAXES—(Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2008	2007
Assets
State taxes	$216	$380
Bad debts reserve	798	840
Inventory reserve and capitalized costs	4,686	2,783
Sales return reserve	162	561
Impairment reserve	414	307
Deferred compensation plan	2,388	2,226
Stock-based compensation	2,190	1,148
Foreign research and development credit	310	—
Alternative minimum tax credit	676	—
Other	967	863

Gross deferred tax assets	12,807	9,108
Liabilities
Contingent purchase payments	(154)	(155)
Depreciation	(2,170)	(479)
Other	(3)	—

Gross deferred tax liabilities	(2,327)	(634)

Net deferred tax asset	$10,480	$8,474

The Company did not record any valuation allowances against deferred tax assets at December 31, 2008 and 2007. Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.

NOTE H—COMMITMENTS AND CONTINGENCIES

The Company leases its principal warehouse facility through January 2015. In addition, certain property and equipment is leased primarily on a month-to-month basis. The Company recognizes its operating leases in accordance with SFAS No. 13, “Accounting for Leases.” Future minimum rental payments under these leases as of December 31, 2008 are as follows (in thousands):

Year ending December 31,
2009	$4,557
2010	3,739
2011	2,471
2012	2,066
2013	1,882
Thereafter	2,596

$17,311

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE H—COMMITMENTS AND CONTINGENCIES—(Continued)

Rent expense for these operating leases was approximately $5,477,000, $4,207,000 and $3,389,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has entered into endorsement agreements with athletes that are sponsored by the Company through July 2011. Future minimum endorsement fees under these agreements as of December 31, 2008 are as follows (in thousands):

Year ending December 31,
2009	$1,394
2010	536
2011	10
2012	—
2013	—
Thereafter	—

$1,940

The Company has outstanding letters of credit totaling approximately $1,399,000 and $1,831,000 at December 31, 2008 and 2007, respectively. These letters of credit collateralize the Company’s obligations to third parties for the purchase of inventory. The letters of credit outstanding at December 31, 2008 have original terms from two to thirteen months. The fair value of these letters of credit is based on fees currently charged for similar agreements and is not significant at December 31, 2008 and 2007.

The Company has product purchase obligations of approximately $33,463,000 at December 31, 2008. The Company generally orders product four to five months in advance of sales based primarily on advanced futures orders received from customers. Product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

The Company has agreed to acquire the remaining 43% equity interest in Palladium, subject to certain conditions set forth in the purchase agreement, which will occur in the first half of 2013, except in certain circumstances. If the purchase occurs in the first half of 2013, then the purchase price is equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 plus €1.7 million. Otherwise the purchase price is equal to €1.7 million plus an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended (i) December 31 of the year preceding the purchase (or September 30, 2008 if the purchase occurs prior to December 31, 2009) or (ii) December 31, 2012, at the option of the seller. At December 31, 2008, the fair value of this liability is approximately $3.8 million, which is subject to final determination at the time of purchase in accordance with the purchase agreement.

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE I—EMPLOYEE BENEFIT PLANS

In 1988, the Company adopted a domestic discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The Company contribution into this plan was approximately $36,000, $538,000 and $993,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

In 1990, the Company adopted the 1990 Stock Option Plan under which it was authorized to issue non-qualified stock options, incentive stock options, and warrants to key employees. As amended, the number of options or awards available for issuance under the 1990 Stock Option Plan was 6,600,000 shares of Class A Common Stock. Options granted under the 1990 Stock Option Plan had a term of ten years and generally became fully vested by the end of the fifth year.

In 1999, the Company adopted the 1999 Stock Incentive Plan under which it is authorized to award up to 2,400,000 shares or options to employees and directors of the Company. As amended, the number of options or awards available for issuance under the 1999 Stock Incentive Plan is 4,600,000 shares of Class A Common Stock. The awards have a term of ten years and generally become fully vested between the third and ninth years.

The following table summarizes compensation costs related to the Company’s stock-based compensation plans (in thousands) for the year ended December 31:

	2008	2007	2006
Cost of sales	$241	$277	$376
Selling, general and administrative	3,072	1,749	1,995

Pre-tax stock-based compensation expenses	3,313	2,026	2,371
Income tax benefit	1,157	604	690

Total stock-based compensation expense	$2,156	$1,422	$1,681

There were no significant capitalized stock-based compensation costs at December 31, 2008 and 2007. The Company recognizes stock-based compensation expense using the graded-vesting attribution method. The remaining unrecognized compensation expense related to unvested awards at

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE J—STOCKHOLDERS’ EQUITY—(Continued)

December 31, 2008 is $5,400,000 and the weighted-average period of time over which this expense will be recognized is approximately 2.0 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of options, the Company realized income tax benefits in the years ended December 31, 2008, 2007 and 2006 that have been credited to additional paid-in capital.

On March 4, 2008, the Board of Directors unilaterally acted to amend certain outstanding options to purchase shares of the Company’s Class A Common Stock (the “Eligible Options”) held by eligible participants, to reduce the exercise price of such Eligible Options to $14.19 per share, the closing price of the Company’s Common Stock on the NASDAQ stock market on March 4, 2008. This was approved by the Company’s stockholders at the May 20, 2008 Annual Meeting. The number of stock options repriced was 459,391 to 96 employees, with a weighted average exercise price prior to repricing of $24.33 and an average remaining contractual life of 7.1 years. The compensation cost recognized during 2008 relating to this repricing was $373,000 and it is expected to result in non-cash expense of approximately $477,000 over the next six years.

On November 12, 2008, the Board of Directors approved a special dividend of $2.00 per share payable on December 24, 2008 to stockholders of record on December 10, 2008. Section 7 of the Company’s 1999 Stock Incentive Plan provides that under certain circumstances, the Board of Directors may make appropriate and proportionate adjustments in (a) the number of shares that may be acquired upon exercise, and (b) the exercise prices of such options to reflect the payment of a special cash dividend to stockholders. On November 12, 2008, the Board of Directors approved a reduction to the exercise price on all of the Company’s outstanding stock options by $2.00 per share under the terms of the anti-dilution provisions of the Company’s 1999 Stock Incentive Plan. The number of stock options repriced was 2,036,966 to 121 employees, with a weighted average exercise price prior to repricing of $11.46 and an average remaining contractual life of 5.1 years. The compensation cost recognized during 2008 relating to this repricing was $1,249,000 and it is expected to result in non-cash expense of approximately $488,000 over the next seven years. There were no modifications to stock option awards during 2007 or 2006.

The fair value of stock options at date of grant was estimated using the Black-Scholes model. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option. Expected volatility is based on the historical volatilities of the Company’s Class A Common Stock. The Black-Scholes model was used with the following assumptions:

	2008	2007	2006
Expected life (years)	7	6	5
Risk-free interest rate	3.0%	4.6%	4.8%
Expected volatility	40.8%	39.0%	39.3%
Expected dividend yield	1.2%	0.8%	0.7%

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE J—STOCKHOLDERS’ EQUITY—(Continued)

The following table summarizes the stock option transactions for 2008, 2007 and 2006:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding January 1, 2006	2,747,849	$10.24
Granted	158,600	29.06
Exercised	(416,167)	5.14
Canceled	(239,767)	12.18

Options outstanding December 31, 2006	2,250,515	12.31
Granted	67,625	25.19
Exercised	(165,935)	7.23
Canceled	(100,633)	24.98

Options outstanding December 31, 2007	2,051,572	12.52
Granted	548,500	13.47
Repriced	2,496,357	10.33
Exercised	(247,659)	6.55
Canceled	(2,672,425)	13.79

Options outstanding December 31, 2008	2,176,345	$9.37	5.1	$6,484,000

Options exercisable December 31, 2008	972,292	$5.94	2.8	$5,599,000

Options exercisable at December 31, 2007 and 2006 were 986,533 and 840,576, respectively. The weighted-average grant-date fair value of stock options granted during 2008, 2007 and 2006 was $6.35, $10.64 and $15.09, respectively.

SFAS No. 123 (Revised 2004) requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its consolidated statement of cash flows rather than as an operating cash flow as in prior periods. Cash proceeds, income tax benefit and intrinsic value of related stock options exercised during the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Proceeds from stock options exercised	$1,621	$1,200	$2,141
Income tax benefit related to stock options exercised	$844	$1,081	$3,517
Intrinsic value of stock options exercised	$2,570	$3,515	$10,679

The Company issues new shares of Class A Common Stock to satisfy stock option exercises. Shares that are repurchased under the Company’s current stock repurchase program will reduce the dilutive impact of the Company’s share-based compensation plans. Under its stock repurchase program, the Company purchased 149,456 shares of Class A Common Stock during the year ended December 31, 2008. The Company purchased these shares on the open market.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE K—CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and financial instruments used in hedging activities. The Company maintains cash and cash equivalents at financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. For forward exchange contracts, the credit risk the Company is exposed to is limited to the unrealized gains in these contracts should the counterparties fail to perform. As part of its cash and risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions.

During the year ended December 31, 2008, there were no customers that accounted for more than 10% of total revenues. During the years ended December 31, 2007 and 2006, approximately 13% (9% domestic) and 15% (12% domestic), respectively, of revenues were from one customer. At December 31, 2008, approximately 31% of accounts receivable were from four customers. At December 31, 2007, approximately 32% of accounts receivable were from three customers. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures, and for international receivables from distributors, the use of letters of credit and letters of guarantee.

NOTE L—SEGMENT INFORMATION

The Company’s predominant business is the design, development and distribution of athletic footwear. The Company has identified its footwear products business to be its only segment as substantially all of the Company’s revenues are from the sales of footwear products. The Company is organized into three geographic regions: the United States, Europe, Middle East and Africa (“EMEA”) and Other International operations. Certain reclassifications have been made in the 2007 and 2006 presentations to conform to the 2008 presentation. The following tables summarize information by geographic region of the Company’s footwear segment (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenues from unrelated entities (1):
United States	$141,801	$202,375	$318,687
EMEA	129,523	143,928	123,031
Other International	68,836	64,129	59,430

	$340,160	$410,432	$501,148

Inter-geographic revenues:
United States	$6,675	$8,463	$7,566
EMEA	10	2	13
Other International	33,410	49,274	50,908

	$40,095	$57,739	$58,487

Total revenues:
United States	$148,476	$210,838	$326,253
EMEA	129,533	143,930	123,044
Other International	102,246	113,403	110,338
Less inter-geographic revenues	(40,095)	(57,739)	(58,487)

	$340,160	$410,432	$501,148

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE L—SEGMENT INFORMATION—(Continued)

	Year ended December 31,
	2008	2007	2006
Operating (loss) profit:
United States	$(7,772)	$24,250	$81,607
EMEA	13,721	24,131	25,281
Other International	10,077	7,134	7,319
Less corporate expenses (2)	(26,797)	(22,592)	(17,803)
Eliminations	(1,739)	(562)	3,282

	$(12,510)	$32,361	$99,686

Interest income:
United States	$6,015	$8,045	$6,367
EMEA	624	781	336
Other International	542	771	324

Total interest income	7,181	9,597	7,027
Interest expense:
United States	24	—	19
EMEA	192	3	—
Other International	—	—	3

Total interest expense	216	3	22

Interest income, net	$6,965	$9,594	$7,005

Income tax expense:
United States	$3,198	$6,688	$28,110
EMEA	371	553	830
Other International	1	873	887

	$3,570	$8,114	$29,827

Provision for depreciation and amortization:
United States	$2,813	$1,573	$1,217
EMEA	610	538	294
Other International	178	192	177

	$3,601	$2,303	$1,688

Capital expenditures:
United States	$3,325	$9,828	$8,227
EMEA	1,253	506	1,028
Other International	472	155	174

	$5,050	$10,489	$9,429

	December 31,
	2008	2007
Identifiable assets:
United States	$102,049	$105,490
EMEA	57,178	55,872
Other International	28,940	25,903
Corporate assets and eliminations (3)	206,963	259,088

	$395,130	$446,353

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE L—SEGMENT INFORMATION—(Continued)

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.

(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire corporation and are not segment/region specific. The increase in corporate expenses during the year ended December 31, 2008 compared to the year ended December 31, 2007 is a result of increases in data processing expenses and compensation expenses. The increase in data processing expenses is a result of expenses incurred in connection with the Company’s fourth quarter of 2007 SAP implementation to certain operational regions and expenses related to the Company’s continuing SAP computer software implementation to other operational regions in 2008. The increase in compensation related expenses is a result of stock option expenses (recognized as a result of the repricing of stock options) and a decrease in the bonus/incentive related expense reversals that were calculated in accordance with the bonus formula under the Company’s EVA incentive program offset by decreases in other fringe benefit related expenses. The increase in corporate expenses during the year ended December 31, 2007 compared to the year ended December 31, 2006 is due to the increases in data processing expenses, for reasons described above, offset by a decrease in legal expenses primarily as a result of the court-mandated postponements of certain cases, which occurred in the first quarter of 2007.

(3)	Corporate assets include cash and cash equivalents, investments and intangible assets.

NOTE M—Palladium

On May 16, 2008, the Company entered into a Share Purchase and Shareholders’ Rights Agreement (the “Agreement”) by and among Christophe Mortemousque, Palladium and the Company providing for the purchase of 57% equity interest in Palladium from its shareholders for a total purchase price of €5.3 million, or approximately $8.5 million (including a loan of €3.65 million, or approximately $5.8 million). Pursuant to the terms of the Agreement, the Company has also agreed to acquire the remaining 43% equity interest in Palladium, subject to certain conditions set forth in the Agreement, which will occur in the first half of 2013, except in certain circumstances. If the purchase occurs in the first half of 2013, then the purchase price is equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 plus €1.7 million. Otherwise the purchase price is equal to €1.7 million plus an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended (i) December 31 of the year preceding the purchase (or September 30, 2008 if the purchase occurs prior to December 31, 2009) or (ii) December 31, 2012, at the option of the seller. At December 31, 2008, the fair value of this liability is approximately $3.8 million, which is subject to final determination at the time of purchase in accordance with the Agreement. Closing of the 57% equity purchase occurred on July 1, 2008. As discussed in more detail below, the acquisition of Palladium was recorded as a 100% purchase acquisition and accordingly, the results of operations of the acquired business are included in the Consolidated Financial Statements from the date of acquisition.

Palladium designs, develops and markets footwear under the Palladium brand worldwide except for Canada and the U.S., where the Company holds the exclusive rights to market footwear under the Palladium brand. The purchase of Palladium was part of an overall strategy to own the worldwide rights of the Palladium trademark. Prior to July 1, 2008, the Company owned only the United States and Canada trademarks, as discussed below.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE M—Palladium—(Continued)

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company has determined that the mandatory redemption provisions of the Agreement require the Company to purchase the remaining 43% equity interest as a single unit and that there are no substantive conditions to the future purchase of this remaining 43% equity interest that would reasonably change the redemption conditions from mandatory to contingent. As such, at July 1, 2008, the Company has recorded a liability, Mandatorily Redeemable Minority Interest (“MRMI”) on its balance sheet at fair value, or $4.2 million. Subsequent changes to the fair value of the MRMI will be recorded as interest income or interest expense. This amounted to $490,000 in interest income for the year ended December 31, 2008.

The fair value of the MRMI will be determined each quarter based on the current quarter’s projection of EBITDA for the twelve months ended December 31 of the current year, but not less than the amount determined at the previous twelve month measurement date per the Agreement. The change in MRMI is based on the current quarter’s EBITDA projection and will be recognized as interest income or interest expense during the current quarter. The fair value of the MRMI at December 31, 2008 was $3.8 million.

In accordance with the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 150, the acquisition of Palladium was recorded as a 100% purchase acquisition without reflecting any minority interest but recognizing the MRMI liability and accordingly, the results of operations of the acquired business are included in the Consolidated Financial Statements from the date of acquisition. A trademark asset totaling $8,688,000 and goodwill of $5,285,000, have been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired. The amount of goodwill that is deductible for tax purposes is $3,626,000 and will be amortized over 15 years. At July 1, 2008, the acquired assets and liabilities assumed in the purchase of Palladium is as follows (in thousands):

Balance at July 1, 2008
Accounts receivable	$3,060
Inventory	5,751
Other current assets	930
Intangible assets	13,973
Other assets	1,034

Total assets	$24,748

Current liabilities, excluding third party debt	$11,784
Lines of credit	4,853
MRMI	4,249
Long-term debt	1,178

Total liabilities	22,064
Contribution by K•Swiss Inc.	2,684

Total stockholders’ equity	2,684

Total liabilities and stockholders’ equity	$24,748

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE M—Palladium—(Continued)

The lines of credit of approximately $4.9 million include amounts outstanding under Palladium’s bank lines of credit and the short-term portion of loans with financial institutions. The loans are paid either on a monthly or quarterly basis and have maturity dates ranging from February 2012 to February 2013. See Note D for further discussion. On a pro forma basis, as if Palladium had been acquired at the beginning of 2008, 2007 and 2006, consolidated revenue, net earnings and earnings per diluted common share would have been as follows for the years ended December 31, 2008, 2007 and 2006 (dollar amounts in thousands):

	Unaudited
	Pro Forma 2008	Pro Forma 2007	Pro Forma 2006
Revenues	$350,655	$429,254	$514,103
Net Earnings	$19,922	$39,602	$77,492
Earnings per diluted common share	$0.56	$1.12	$2.19

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

These trademarks are accounted for in accordance with the provisions of SFAS No. 142. These indefinite-lived assets will be evaluated for impairment at least annually, and more often when events indicate that an impairment exists.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE N—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2008 and 2007 follows (in thousands except for per share amounts):

	First Quarter	Second Quarter	Third Quarter Restated	Fourth Quarter	Year
2008
Revenues	$102,909	$85,155	$95,817	$56,279	$340,160
Gross profit	47,973	36,623	38,218	12,545	135,359
Net earnings (loss)	7,110	26,423	1,066	(13,714)	20,885
Earnings per share
Basic net earnings (loss)	$0.20	$0.76	$0.03	$(0.39)	$0.60
Diluted net earnings (loss)	0.20	0.75	0.03	(0.39)	0.59

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2007
Revenues	$122,568	$102,451	$107,246	$78,167	$410,432
Gross profit	57,548	44,922	50,194	37,195	189,859
Net earnings	17,997	7,659	12,821	596	39,073
Earnings per share
Basic net earnings	$0.52	$0.22	$0.37	$0.02	$1.13
Diluted net earnings	0.51	0.22	0.36	0.02	1.10

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE N—QUARTERLY FINANCIAL DATA (Unaudited)—(Continued)

In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” the third quarter of 2008 results have been restated to reflect the proper accounting for the purchase of Palladium as a 100% purchase with the MRMI as a liability (see Note M) instead of a 57% equity interest and the remaining 43% equity interest reflected as minority interest. In accordance with the Agreement as discussed in Note M, the Company is obligated to purchase the remaining 43% equity interest and thus, the accounting rules of SFAS No. 150 are applicable. In the Company’s September 30, 2008 Form 10-Q filing, it was disclosed that the Company had an obligation to purchase the minority interest. The amounts that have been restated are as follows (in thousands except for per share amounts):

Balance Sheet:	September 30, 2008
	As Reported	Adjustment	As Restated
Intangible assets	$20,749	$2,827	$23,576
Total assets	476,883	2,827	479,710
MRMI	—	3,792	3,792
Total other liabilities	13,631	3,792	17,423
Minority interest	2,131	(2,131)	—
Retained earnings	400,343	1,166	401,509
Total stockholders’ equity	411,168	1,166	412,334
Total liabilities and stockholders’ equity	476,883	2,827	479,710

Income Statement:	Three Months Ended September 30, 2008
	As Reported	Adjustment	As Restated
Interest income, net	$1,580	$457	$2,037
Earnings before taxes and minority interest, net	1,669	457	2,126
Earnings before minority interest	609	457	1,066
Income attributable to minority interest, net	709	(709)	—
Net (loss) earnings	(100)	1,166	1,066
Basic earnings per share	—	0.03	0.03
Diluted earnings per share	—	0.03	0.03

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE N—QUARTERLY FINANCIAL DATA (Unaudited)—(Continued)

Income Statement:	Nine Months Ended September 30, 2008
	As Reported	Adjustment	As Restated
Interest income, net	$5,067	$457	$5,524
Earnings before taxes and minority interest, net	41,771	457	42,228
Earnings before minority interest	34,142	457	34,599
Income attributable to minority interest, net	709	(709)	—
Net earnings	33,433	1,166	34,599
Basic earnings per share	0.96	0.04	1.00
Diluted earnings per share	0.95	0.03	0.98

Statement of Cash Flows:	Nine Months Ended September 30, 2008
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net earnings	$33,433	$1,166	$34,599
Changes in MRMI	—	(457)	(457)
Income attributable to minority interest	709	(709)	—
Non-cash investing activities:
Contribution by minority member	(1,422)	1,422	—
Excess fair value over purchase price	11,147	2,827	13,974
MRMI	—	(4,249)	(4,249)

The Company believes that these adjustments are not material (as defined by SAB No. 99, “Materiality”).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2008 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and “Management’s Report on Internal Control Over Financial Reporting” on pages 39 and 40, respectively.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information disclosed in Part I under the heading “Executive Officers of the Registrant,” the information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 19, 2009 to be filed with the S.E.C. within 120 days after December 31, 2008 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 19, 2009 to be filed with the S.E.C. within 120 days after December 31, 2008 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 19, 2009 to be filed with the S.E.C. within 120 days after December 31, 2008 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 19, 2009 to be filed with the S.E.C. within 120 days after December 31, 2008 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 19, 2009 to be filed with the S.E.C. within 120 days after December 31, 2008 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

3.1	Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on November 13, 2008)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

3.3	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 18, 2006)

3.4	Amendment to the Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on December 10, 2007)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 filed with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.16	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.17	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.18	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.19	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.20	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.21	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between K•Swiss and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.22	Amendment No. 2 to Loan Agreement, dated June 28, 2007, between K•Swiss and Bank of America (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 29, 2007)

10.23	Amendment No. 3 to Loan Agreement, dated March 28, 2008, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.1 to Registrant’s Form 8-K filed with the S.E.C. on March 28, 2008)

10.24	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.25	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.26	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.27	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.28	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) Schedules

Page
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	82

All supplemental schedules other than as set forth above are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

K•Swiss Inc.

By	/S/ GEORGE POWLICK
George Powlick, Vice President of Finance, Chief Administrative Officer and Chief Financial Officer

March 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	STEVEN NICHOLS Steven Nichols	Chairman of the Board, President and Chief Executive Officer	March 4, 2009

/s/	GEORGE POWLICK George Powlick	Vice President of Finance, Chief Administrative Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Director	March 4, 2009

/s/	LAWRENCE FELDMAN Lawrence Feldman	Director	March 4, 2009

/s/	STEPHEN FINE Stephen Fine	Director	March 4, 2009

/s/	DAVID LEWIN David Lewin	Director	March 4, 2009

/s/	MARK LOUIE Mark Louie	Director	March 4, 2009

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B		Column C		Column D	Column E
			Additions
Description	Balance at Beginning of Period		Charged to Costs and Expenses	(1) Charged to Other Accounts	Write-offs and Deductions, Net	Balance at End of Period
Allowance for bad debts	(2008)	$2,941	$(158)	$378	$(264)	$2,897
	(2007)	2,133	956	—	(148)	2,941
	(2006)	1,924	233	—	(24)	2,133

Allowance for inventories	(2008)	$7,187	$10,991	$77	$(5,537)	$12,718
	(2007)	4,203	6,916	—	(3,932)	7,187
	(2006)	2,465	4,098	—	(2,360)	4,203

Allowance for sales returns	(2008)	$3,084	$8,164	$53	$(9,996)	$1,305
	(2007)	3,267	9,546	—	(9,729)	3,084
	(2006)	1,951	15,420	—	(14,104)	3,267

(1)	Acquired from the purchase of Palladium.

EXHIBIT INDEX

Exhibit
21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002