Form 10-Q
period 2009-03-31
K SWISS INC
filed 2009-05-07
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at May 6, 2009:

Class A	26,805,241
Class B	8,059,524

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$184,817	$207,423
Accounts receivable, less allowance for doubtful accounts of $2,781 and $2,897 as of March 31, 2009 and December 31, 2008, respectively	51,674	34,959
Inventories	65,009	74,417
Prepaid expenses and other current assets	10,303	10,811
Deferred taxes	6,675	6,676

Total current assets	318,478	334,286
PROPERTY, PLANT AND EQUIPMENT, net	24,835	25,686
OTHER ASSETS
Intangible assets (Note 3)	22,270	22,776
Deferred taxes	4,291	3,804
Other	8,574	8,578

Total other assets	35,135	35,158

	$378,448	$395,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit and short-term debt	$6,281	$4,355
Trade accounts payable	16,045	24,306
Accrued income taxes	1,123	1,179
Accrued liabilities	16,137	23,139

Total current liabilities	39,586	52,979
OTHER LIABILITIES
Long-term debt	746	1,021
Mandatorily redeemable minority interest	4,417	3,759
Other liabilities	12,998	12,609

Total other liabilities	18,161	17,389
STOCKHOLDERS’ EQUITY
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 29,222,525 shares issued, 26,800,908 shares outstanding and 2,421,617 shares held in treasury at March 31, 2009 and 29,218,392 shares issued, 26,796,775 shares outstanding and 2,421,617 shares held in treasury at December 31, 2008	292	292
Class B, convertible – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,059,524 shares at March 31, 2009 and at December 31, 2008	81	81
Additional paid-in capital	62,059	61,412
Treasury Stock	(58,190)	(58,190)
Retained earnings	315,255	316,348
Accumulated other comprehensive earnings –
Foreign currency translation	(1,136)	1,398
Net gain on hedge derivatives	2,340	3,421

Total stockholders’ equity	320,701	324,762

	$378,448	$395,130

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(Dollar amounts and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues (Note 4)	$74,044	$98,401
Cost of goods sold	45,752	52,465

Gross profit	28,292	45,936
Selling, general and administrative expenses	29,976	40,361

Operating (loss)/profit (Note 4)	(1,684)	5,575
Interest (expense)/income, net	(124)	2,292

(Loss)/Earnings before income taxes and discontinued operations	(1,808)	7,867
Income tax (benefit)/expense	(203)	737

(Loss)/Earnings before discontinued operations	(1,605)	7,130
Earnings/(Loss) from discontinued operations, less applicable income tax benefit of $226 and $562, for the three months ended March 31, 2009 and 2008, respectively (Note 8)	512	(20)

Net (Loss)/Earnings	$(1,093)	$7,110

(Loss)/Earnings per common share (Note 2)
Basic:
(Loss)/Earnings from continuing operations	$(0.04)	$0.20
Earnings from discontinued operations	0.01	—

Net (Loss)/Earnings	$(0.03)	$0.20

Diluted:
(Loss)/Earnings from continuing operations	$(0.04)	$0.20
Earnings from discontinued operations	0.01	—

Net (Loss)/Earnings	$(0.03)	$0.20

Weighted average number of shares outstanding (Note 2)
Basic	34,859	34,730

Diluted	34,859	35,315

Dividends declared per common share	$—	$0.05

Net (Loss)/Earnings	$(1,093)	$7,110
Other comprehensive earnings –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the three months ended March 31, 2009 and 2008, respectively	(2,534)	2,550
Change in deferred gain/(loss) on hedge derivatives, net of income taxes of $0 and $0 for the three months ended March 31, 2009 and 2008, respectively	(1,081)	161

Comprehensive (Loss)/Earnings	$(4,708)	$9,821

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss)/earnings from continuing operations	$(1,605)	$7,130
Adjustments to reconcile net earnings to net cash (used in)/ provided by operating activities:
Depreciation and amortization	924	883
Change in mandatorily redeemable minority interest	658	—
Net gain on disposal of property, plant and equipment	44	—
Deferred income taxes	(2,149)	(251)
Stock-based compensation	615	489
Excess income tax benefit of stock-based compensation	(4)	(135)
Increase in accounts receivable	(17,155)	(19,004)
Decrease in inventories	8,704	6,102
Increase in prepaid expenses and other assets	(736)	(4,353)
Decrease in accounts payable and accrued liabilities	(14,427)	(1,322)

Net cash used in operating activities from continuing operations	(25,131)	(10,461)
Net cash provided by discontinued operations	2,073	688

Net cash used in operating activities	(23,058)	(9,773)
Cash flows from investing activities:
Purchase of intangible assets	—	(6,015)
Purchase of property, plant and equipment	(260)	(994)

Net cash used in investing activities	(260)	(7,009)
Cash flows from financing activities:
Borrowings under bank lines of credit	13,534	—
Repayments under bank lines of credit	(11,632)	—
Repurchase of stock	—	(2,120)
Payment of dividends	—	(1,734)
Excess income tax benefit of stock-based compensation	4	135
Proceeds from stock options exercised	28	540

Net cash provided by/(used in) financing activities	1,934	(3,179)
Effect of exchange rate changes on cash	(1,222)	2,582

Net decrease in cash and cash equivalents	(22,606)	(17,379)
Cash and cash equivalents at beginning of period	207,423	291,235

Cash and cash equivalents at end of period	$184,817	$273,856

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$87	$1
Income taxes	$250	$299

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of March 31, 2009 and the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008 have been included for the periods presented. The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition, certain reclassifications have been made in the 2008 presentation to conform to the 2009 presentation. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share (“EPS”) computations (shares in thousands):

	Three Months Ended March 31,
	2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,859	$(0.03)	34,730	$0.20
Effect of Dilutive Stock Options	—	—	585	—

Diluted EPS	34,859	$(0.03)	35,315	$0.20

Because the Company had a net loss for the three months ended March 31, 2009, the number of diluted shares is equal to the number of basic shares for the three months ended March 31, 2009. The outstanding stock options would have had an anti-dilutive effect on diluted EPS. The following stock options were not included in the computation of diluted EPS because the stock options’ exercise price was greater than the average market price of the common shares:

Three Months Ended March 31, 2008
Options to purchase shares of common stock (in thousands)	234
Exercise prices	$17.62 – $34.75
Expiration dates	July 2013 – February 2017

3.	Intangible Assets

Intangible assets are as follows (in thousands):

	March 31, 2009	December 31, 2008
Goodwill	$9,591	$9,673
Trademarks	15,358	15,782
Other	8	8
Less accumulated amortization	(2,687)	(2,687)

	$22,270	$22,776

The change in the carrying amount of goodwill and intangible assets during the three months ended March 31, 2009 is as follows (in thousands):

Three Months Ended March 31, 2009
Beginning Balance	$22,776
Foreign currency translation effects	(506)

Ending Balance	$22,270

During the three months ended March 31, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends SFAS No. 142, “Goodwill and Other Intangible Assets,” to revise the factors that an entity should consider in developing renewal or extension assumptions used in estimating the useful life of an intangible asset. Other than goodwill, the Company’s other significant intangible assets are its trademarks. The Company’s trademark registrations are renewable every 10 years for minimal cost. The Company continually renews its trademark registrations and evidence supports it has the ability to continue to do so. The Company directly expenses costs to renew or extend the terms of its trademark registrations in its Consolidated Statements of Earnings. The Company believes that its trademarks have an indefinite useful life because it intends to renew its trademarks indefinitely.

4.	Segment Information

The Company’s predominant business is the design, development and distribution of athletic footwear. The Company has identified its footwear products business to be its only segment as substantially all of the Company’s revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe, Middle East and Africa (“EMEA”) and Other International. Certain reclassifications have been made in the 2008 presentation to conform to the 2009 presentation. The following tables summarize information by geographic region of the Company’s footwear segment (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues from unrelated entities (1):
United States	$30,375	$40,741
EMEA	31,017	41,169
Other International	12,652	16,491

	$74,044	$98,401

Inter-geographic revenues:
United States	$1,534	$2,257
EMEA	11	3
Other International	1	12,760

	$1,546	$15,020

Total revenues:
United States	$31,909	$42,998
EMEA	31,028	41,172
Other International	12,653	29,251
Less inter-geographic revenues	(1,546)	(15,020)

	$74,044	$98,401

Operating (loss)/profit:
United States	$(678)	$1,028
EMEA	1,712	7,878
Other International	2,410	3,613
Less corporate expenses (2)	(5,423)	(7,559)
Eliminations	295	615

	$(1,684)	$5,575

	March 31, 2009	December 31, 2008
Identifiable assets:
United States	$103,472	$102,049
EMEA	52,791	57,178
Other International	27,350	28,940
Corporate assets and eliminations (3)	194,835	206,963

	$378,448	$395,130

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company and are not segment/region specific. The decrease in corporate expenses for the three months ended March 31, 2009 is due to a decrease in data processing expenses, as a result of a decrease in on-going maintenance expenses for the Company’s SAP computer software system which resulted from a completion of the SAP implementation in certain international regions in the fourth quarter of 2008; a decrease in legal expenses as a result of a decrease in expenses incurred to defend the Company’s trademarks and a decrease in accounting expenses as a result of lower auditing fees for non-recurring 2008 events and a reduction of the outsourcing of certain accounting services.
(3)	Corporate assets include cash and cash equivalents and intangible assets.

During the three months ended March 31, 2009 and 2008, the Company did not have over 10% of revenues attributable to any one customer.

5.	Fair Value Measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2009 (in thousands):

	Total Carrying Value	Fair Value Measurements Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Forward Exchange Contracts – Assets	$1,511	$—	$1,511	$—
Forward Exchange Contracts – Liabilities	343	—	343	—
Mandatorily redeemable minority interest (“MRMI”)	4,417	—	—	4,417

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

The fair value of the MRMI is determined each quarter based on Palladium’s current quarter’s projection of EBITDA for the twelve months ended December 31 of the current year, but not less than the amount determined at the previous twelve month measurement date. The change in MRMI is based on Palladium’s current quarter’s EBITDA projection and is recognized as interest income or interest expense during the current quarter. The change in the fair value of MRMI during the three months ended March 31, 2009 is as follows (in thousands):

Three Months Ended March 31, 2009
Beginning Balance	$3,759
Change in EBITDA projection	658

Ending Balance	$4,417

6.	Financial Risk Management and Derivatives

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposures are from changes in the rates between the U.S. dollar and the Euro, U.S. dollar and the Pound Sterling and the Euro and the Pound Sterling. In 2009 and 2008, the Company entered into forward foreign exchange contracts to exchange Euros for U.S. dollars, Pound Sterling for U.S. dollars and Pound Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

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

At March 31, 2009, forward foreign exchange contracts with a notional value of $12,166,000 were outstanding to exchange various currencies with maturities ranging from April 2009 to December 2009, to sell the equivalent of approximately $1,569,000 in foreign currencies at contracted rates and to buy approximately $10,597,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. In addition at March 31, 2009, the Company has forward foreign exchange contracts that do not qualify as hedges as these were entered into by Palladium and did not have the formal documentation that is required by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These forward exchange contracts with a notional value of $2,600,000 were outstanding to exchange various currencies with maturities ranging from July 2009 to August 2009, to buy approximately $2,600,000 in foreign currencies at contracted rates.

The fair value of the Company’s derivatives on its consolidated balance sheets are as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2009	December 31, 2008	Balance Sheet Location	March 31, 2009	December 31, 2008
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Prepaid expenses and other current assets	$1,495	$2,585	Accrued liabilities	$301	$333

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Prepaid expenses and other current assets	16	118	Accrued liabilities	42	105

Total derivatives		$1,511	$2,703		$343	$438

The effect of the Company’s derivatives on its Consolidated Statements of Earnings for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$2,340	$(1,058)	Cost of goods sold	$486	$(621)	General and administrative expenses	$319	$92

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2009	2008
Foreign exchange contracts	General and administrative expenses	$(37)	$—

7.	Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Bulletin (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP SFAS No. 107-1 and APB No. 28-1 is expected to improve the transparency and quality of information provided to financial statement users by increasing the frequency of disclosures about fair value for interim periods as well as annual periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Prior period disclosures for comparative purposes are not required at initial adoption. Comparative disclosures are required only for periods ending after the initial adoption of FSP SFAS No. 107-1 and APB No. 28-1. The Company does not expect the adoption of FSP SFAS No. 107-1 and APB No. 28-1 to have a material impact on its financial disclosures.

8.	Subsequent Event

On April 30, 2009, the Company sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1.2 million, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4.0 million. The Company will receive $2.9 million in cash over the next twelve months from REH and has also received a $1.1 million promissory note from REH for the remaining balance. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. The expected gain on sale is $1.4 million, or approximately $0.04 per diluted share. Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the accompanying financial statements. The operations of Royal Elastics for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues	$3,474	$4,508
Cost of goods sold	1,981	2,471

Gross profit	1,493	2,037
Selling, general and administrative expenses	965	2,262

Operating profit/(loss)	528	(225)
Interest expense, net	(242)	(357)

Earnings/(Loss) before income taxes	286	(582)
Income tax benefit	(226)	(562)

Net Earnings/(Loss) from discontinued operations	$512	$(20)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words or words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of all our product offerings; demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; the availability of credit facilities for our customers and/or the stability of credit markets; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and timely commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; inadvertent and nonwillful infringement on others’ trademarks, patents and other intellectual property; difficulties in implementing, operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and communication systems; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased material and/or labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

Our total revenues decreased 24.8% in the three months ended March 31, 2009 from the three months ended March 31, 2008. Our overall gross profit margins, as a percentage of revenues, decreased to 38.2% for the three months ended March 31, 2009 compared to 46.7% for the three months ended March 31, 2008, as a result of product mix, which includes a higher level of sales of closeout product during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The current downturn of the worldwide economy has had and will continue to have an adverse affect on our business. Our selling, general and administrative expenses decreased to 40.5% of revenues for the three months ended March 31, 2009 from 41.0% of revenues for the three months ended March 31, 2008 due mainly to decreases in advertising, data processing, legal and accounting expenses, partially offset by an increase in compensation expenses. At March 31, 2009, our total futures orders with start ship dates from April through September 2009 were $73,713,000, a decrease of 41.3% from March 31, 2008. Of this amount, domestic futures orders were $28,340,000, a decrease of 39.0%, and international futures orders were $45,373,000, a decrease of 42.7%. Subsequent to March 31, 2009, we sold certain assets related to the Royal Elastics brand, which is shown in the consolidated financial statements as a discontinued operation. Net income from discontinued operations, net of tax benefit, was $512,000 for the three months ended March 31, 2009, compared to a net loss from discontinued operations, net of tax benefit, of $20,000 for the three months ended March 31, 2008. Net loss and net loss per diluted share for the three months ended March 31, 2009 was $1,093,000, or $0.03 per diluted share, compared to net earnings and net earnings per diluted share of $7,110,000, or $0.20 per diluted share for the three months ended March 31, 2008.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the Consolidated Statements of Earnings relative to revenues.

	Three Months Ended March 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of goods sold	61.8	53.3
Gross profit	38.2	46.7
Selling, general and administrative expenses	40.5	41.0
Interest (expense)/income, net	(0.2)	2.3
(Loss)/Earnings before income taxes and discontinued operation	(2.5)	8.0
Income tax (benefit)/expense	(0.3)	0.8
Income from discontinued operations, net of income tax benefit	0.7	—
Net (loss)/earnings	(1.5)	7.2

Revenues

K•Swiss brand revenues decreased to $66,693,000 for the three months ended March 31, 2009 from $98,401,000 for the three months ended March 31, 2008, a decrease of $31,708,000 or 32.2%. This decrease was the result of a decrease in the volume of footwear sold as well as lower average wholesale prices per pair. The volume of footwear sold decreased by 20.7%, to 2,619,000 pair for the three months ended March 31, 2009, from 3,304,000 pair for the three months ended March 31, 2008. The decrease in the volume of footwear sold for the three months ended March 31, 2009 was primarily the result of decreased sales of the lifestyle category of 28.8%, offset by increased sales of the performance category of 19.8%. The average wholesale price per pair decreased to $23.84 for the three months ended March 31, 2009 from $28.65 for the three months ended March 31, 2008, a decrease of 16.8%, which resulted primarily from a product mix of sales, which included a higher level of sales of closeout product during the three months ended March 31, 2009 compared to the three months ended March 31, 2008; and from a geographic mix of sales, as domestic sales, which generally sell at a lower price, have increased as a percentage of total K•Swiss brand revenues for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Three Months Ended March 31,
	2009	2008	% Change
Domestic
K•Swiss brand	$30,375	$40,741	(25.4)%

Total domestic	$30,375	$40,741	(25.4)%

International
K•Swiss brand	$36,318	$57,660	(37.0)%
Palladium brand	7,351	—	100.0%

Total international	$43,669	$57,660	(24.3)%

Total Revenues	$74,044	$98,401	(24.8)%

Customer acceptance of our domestic and international product has been weak and is likely to continue for the near term. In addition, the current downturn of the worldwide economy has had and will continue to have an adverse affect on our business.

Gross Margin

Overall gross profit margins, as a percentage of revenues, decreased to 38.2% for the three months ended March 31, 2009, from 46.7% for the three months ended March 31, 2008. Gross profit margin for the three months ended March 31, 2009 was affected by product mix changes and geographic mix of international sales. For the three months ended March 31, 2009, there were increased sales of closeout product compared to the three months ended March 31, 2008, contributing to the decrease in gross profit margin. International sales generally yield a higher gross profit margin, however, gross margins were lower for the three months ended March 31, 2009 compared with the three months ended March 31, 2008 partially due to an increase in sales of closeout product. Our gross margins may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses decreased to $29,976,000 (40.5% of revenues) for the three months ended March 31, 2009, from $40,361,000 (41.0% of revenues) for the three months ended March 31, 2008, a decrease of $10,385,000 or 25.7%. This decrease was the result of decreases in advertising, data processing, legal and accounting expenses, partially offset by an increase in compensation expenses for the three months ended March 31, 2009. Advertising expenses decreased 58.2% primarily due to a decrease in both domestic and international markets as part of an effort to reduce costs as our business declines. Data processing expenses decreased 40.7% as a result of the decreases in on-going maintenance expenses for our SAP computer software system which resulted from a completion of the SAP implementation in certain international regions in the fourth quarter of 2008. Legal expenses decreased 43.6% as a result of the decreased expenses incurred to defend our trademarks. Accounting expenses decreased 104.9% as a result of lower auditing fees for non-recurring 2008 events and the reduction of the outsourcing of certain accounting services. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, increased 3.8% mainly as a result of compensation expenses related to Palladium, which was purchased on July 1, 2008. Corporate expenses of $5,423,000 and $7,559,000 for the three months ended March 31, 2009 and 2008, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire corporation. The decrease in corporate expenses during the three months ended March 31, 2009 were due to decreases in data processing, legal and accounting expenses for the reasons discussed above.

Interest, Other and Taxes

Overall net interest expense was $124,000 (0.2% of revenues) for the three months ended March 31, 2009 compared to net interest income of $2,292,000 (2.3% of revenues) for the three months ended March 31, 2008. This decrease in net interest income was the result of the change in fair value of the Mandatorily Redeemable Minority Interest, lower average cash balances and average interest rates and interest expense on lines of credit.

Our effective tax benefit was 11.2% for the three months ended March 31, 2009 compared to an effective tax rate of 9.4% for the three months ended March 31, 2008. On a quarterly basis, we estimate what our effective tax rate will be for the full calendar year by estimating pre-tax income, excluding significant or infrequently occurring items, and tax expense for the remaining quarterly periods of the year. The estimated annual effective tax rate is then applied to year-to-date pre-tax income to determine the estimated year-to-date and quarterly tax expense. The income tax effects of infrequent or unusual items are recognized in the quarterly period in which they occur. As the year progresses, we continually refine our estimate based upon actual events and earnings. This continual estimation process periodically results in a change to our expected annual effective tax rate. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision equals the estimated annual rate. Our effective tax rate fluctuates mainly due to our geographic mix of sales and earnings. In addition, starting January 1, 2005, provision has not been made for United States income taxes on earnings of selected international subsidiary companies as these are intended to be permanently invested.

At March 31, 2009, uncertain tax positions and the related interest were $6,325,000 and $848,000, respectively, all of which would affect the income tax rate if reversed. During the three months ended March 31, 2009 and 2008, we recognized income tax expense related to uncertain tax positions of $306,000 and $535,000, respectively.

The net loss for the three months ended March 31, 2009 was $1,093,000, or $0.03 per share (diluted loss per share), compared to net earnings of $7,110,000, or $0.20 per share (diluted earnings per share), for the three months ended March 31, 2008.

Subsequent Event

On April 30, 2009, we sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible assets, with an approximate net book value of $1.2 million, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4.0 million. We will receive $2.9 million in cash over the next twelve months from REH and have also received a $1.1 million promissory note from REH for the remaining balance. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. The expected gain on sale is $1.4 million, or approximately $0.04 per diluted share. Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the accompanying financial statements. Net income from discontinued operations, net of tax benefit, was $512,000 for the three months ended March 31, 2009, compared to a net loss from discontinued operations, net of tax benefit, of $20,000 for the three months ended March 31, 2008.

Backlog

At March 31, 2009 and 2008 total futures orders with start ship dates from April 2009 and 2008 through September 2009 and 2008 were approximately $73,713,000 and $125,608,000, respectively, a decrease of 41.3%. The 41.3% decrease in total futures orders is comprised of a 50.9% decrease in the second quarter 2009 futures orders and a 30.4% decrease in the third quarter 2009 futures orders. At March 31, 2009 and 2008, domestic futures orders with start ship dates from April 2009 and 2008 through September 2009 and 2008 were approximately $28,340,000 and $46,429,000, respectively, a decrease of 39.0%. At March 31, 2009 and 2008, international futures orders with start ship dates from April 2009 and 2008 through September 2009 and 2008 were approximately $45,373,000 and $79,179,000, respectively, a decrease of 42.7%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty.

Liquidity and Capital Resources

We experienced net cash outflows from continuing operations of approximately $25,131,000 and $10,461,000 during the three months ended March 31, 2009 and 2008, respectively. The decrease in cash flows from operating activities from the prior year is due primarily to a net loss from continuing operations for the three months ended March 31, 2009 and to the difference in amount in the change in accounts payable and accrued liabilities, offset by the differences in the amounts in the changes in prepaid expense and other assets, accounts receivable and inventories.

We had net cash outflows from our investing activities of $260,000 and $7,009,000 for the three months ended March 31, 2009 and 2008, respectively, due to the purchase of property, plant and equipment and for the three months ended March 31, 2008, the purchase of trademarks. The decrease in investment in property, plant and equipment in 2009 is due to the completion of the implementation of the SAP information management software to certain international regions in the fourth quarter of 2008.

We had net cash inflows from our financing activities of $1,934,000 for the three months ended March 31, 2009 and net cash outflows from our financing activities of $3,179,000 for the three months ended March 31, 2008. The decrease in cash outflows from financing activities was due primarily to an increase in the net borrowings under our bank lines of credit for the three months ended March 31, 2009, attributable to borrowings by Palladium, and by a decrease in repurchases of stock and payment of dividends in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

On October 26, 2004, the Board of Directors authorized a stock repurchase program to supplement prior stock repurchase programs, which allows us to repurchase through December 2009, up to 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. As of March 31, 2009, a maximum of 3,911,289 shares may be repurchased pursuant to the stock repurchase program. We adopted this program because we believe that depending upon the then-array of alternatives, repurchasing our shares can be a good use of excess cash. Currently, we have made purchases under all stock repurchase programs from August 1996 through May 6, 2009 (the day prior to the filing of the Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No other material capital commitments existed at March 31, 2009. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facilities and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2009. At March 31, 2009 and December 31, 2008, the Company had debt outstanding of $7,027,000 and $5,376,000, respectively, which is attributable to Palladium. At March 31, 2009, we were in compliance with all relevant covenants under our credit facilities.

Our working capital decreased $2,415,000 to $278,892,000 at March 31, 2009 from $281,307,000 at December 31, 2008. Working capital decreased during the three months ended March 31, 2009 mainly due to a decrease in cash and cash equivalents and inventory and an increase in bank lines of credit and short-term debt, offset by an increase in accounts receivable and a decrease in trade accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2009 or 2008, nor did we have any off-balance sheet arrangements outstanding at March 31, 2009 or 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which Item 7A is hereby incorporated by reference.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2009 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which Item 1A is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In October 2004, the Board of Directors approved a 5 million share repurchase program which expires in December 2009. During the first quarter of 2009, the Company did not repurchase any shares of K•Swiss Class A Common Stock. Approximately 3,911,289 shares of K•Swiss Class A Common Stock remain available for repurchase under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Second Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on March 27, 2009)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 filed with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.6	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1993)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 1994)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.16	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.17	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.18	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.19	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.20	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.21	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between K•Swiss and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.22	Amendment No. 2 to Loan Agreement, dated June 28, 2007, between K•Swiss and Bank of America (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 29, 2007)

10.23	Amendment No. 3 to Loan Agreement, dated March 28, 2008, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.1 to Registrant’s Form 8-K filed with the S.E.C. on March 28, 2008)

10.24	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.25	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.26	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.27	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.28	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K•Swiss Inc.

Date: May 6, 2009	By:	/s/ George Powlick
George Powlick,
Vice President Finance, Chief Administrative Officer, Chief Financial Officer, Secretary and Director

EXHIBIT INDEX

Exhibit
31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002