Form 10-Q
period 2009-06-30
K SWISS INC
filed 2009-08-06
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at August 5, 2009:

Class A	26,817,239
Class B	8,059,524

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$163,093	$207,423
Restricted cash and cash equivalents (Note 4)	22,270	—
Accounts receivable, less allowance for doubtful accounts of $3,006 and $2,897 as of June 30, 2009 and December 31, 2008, respectively	38,347	34,959
Inventories	63,792	74,417
Prepaid expenses and other current assets	5,436	9,301
Deferred income taxes	6,679	6,676

Total current assets	299,617	332,776
PROPERTY, PLANT AND EQUIPMENT, net	23,057	25,686
OTHER ASSETS
Intangible assets (Note 3)	19,947	22,776
Deferred income taxes	11,611	4,474
Other	8,384	8,578

Total other assets	39,942	35,828

	$362,616	$394,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit and short-term debt (Note 4)	$4,372	$4,355
Trade accounts payable	13,857	24,306
Accrued income taxes	526	339
Accrued liabilities	16,196	23,139

Total current liabilities	34,951	52,139
OTHER LIABILITIES
Long-term debt (Note 4)	774	1,021
Mandatorily redeemable minority interest (Note 10)	—	3,759
Other liabilities	13,393	12,609

Total other liabilities	14,167	17,389
STOCKHOLDERS’ EQUITY
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 29,234,856 shares issued, 26,813,239 shares outstanding and 2,421,617 shares held in treasury at June 30, 2009 and 29,218,392 shares issued, 26,796,775 shares outstanding and 2,421,617 shares held in treasury at December 31, 2008	292	292
Class B, convertible – authorized 18,000,000 shares of $0.01 par value; 8,059,524 shares issued and outstanding at June 30, 2009 and December 31, 2008	81	81
Additional paid-in capital	62,884	61,412
Treasury Stock	(58,190)	(58,190)
Retained earnings	303,758	316,348
Accumulated other comprehensive earnings –
Foreign currency translation	4,900	1,398
Net (loss)/gain on hedge derivatives	(227)	3,421

	313,498	324,762

	$362,616	$394,290

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS/LOSS

AND COMPREHENSIVE EARNINGS/LOSS

(Dollar amounts and shares in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Revenues (Note 5)	$128,076	$181,286	$54,032	$82,885
Cost of goods sold	83,524	98,978	37,772	46,513

Gross profit	44,552	82,308	16,260	36,372
Selling, general and administrative expenses	60,280	73,917	30,304	33,556

Operating (loss)/profit (Note 5)	(15,728)	8,391	(14,044)	2,816
Other (expense)/income, net (Note 6)	(763)	30,000	(763)	30,000
Interest income, net	344	4,156	468	1,864

(Loss)/Earnings before income taxes and discontinued operations	(16,147)	42,547	(14,339)	34,680
Income tax (benefit)/expense	(3,477)	7,696	(3,274)	6,959

(Loss)/Earnings before discontinued operations	(12,670)	34,851	(11,065)	27,721
Earnings/(Loss) from discontinued operations, less applicable income tax benefit of $512 and $1,127, for the six months ended June 30, 2009 and 2008, respectively, and $286 and $565, for the three months ended June 30, 2009 and 2008, respectively (Note 11)	80	(1,318)	(432)	(1,298)

Net (Loss)/Earnings	$(12,590)	$33,533	$(11,497)	$26,423

(Loss)/Earnings per common share (Note 2)
Basic:
(Loss)/Earnings from continuing operations	$(0.36)	$1.00	$(0.32)	$0.80
Loss from discontinued operations	—	(0.03)	(0.01)	(0.04)

Net (Loss)/Earnings	$(0.36)	$0.97	$(0.33)	$0.76

Diluted:
(Loss)/Earnings from continuing operations	$(0.36)	$0.99	$(0.32)	$0.79
Loss from discontinued operations	—	(0.04)	(0.01)	(0.04)

Net (Loss)/Earnings	$(0.36)	$0.95	$(0.33)	$0.75

Weighted average number of shares outstanding (Note 2)
Basic	34,863	34,729	34,867	34,727

Diluted	34,863	35,291	34,867	35,271

Dividends declared per common share	$—	$0.10	$—	$0.05

Net (Loss)/Earnings	$(12,590)	$33,533	$(11,497)	$26,423
Other comprehensive (loss)/earnings –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the six months ended June 30, 2009 and 2008, respectively, and net of income taxes of $0 and $0 for the three months ended June 30, 2009 and 2008, respectively	3,502	2,499	6,036	(51)
Change in deferred loss on hedge derivatives, net of income taxes of $0 and $0 for the six months ended June 30, 2009 and 2008, respectively, and net of income taxes of $0 and $0 for the three months ended June 30, 2009 and 2008, respectively	(3,648)	(19)	(2,567)	(180)

Comprehensive (Loss)/Earnings	$(12,736)	$36,013	$(8,028)	$26,192

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss)/earnings from continuing operations	$(12,670)	$34,851
Adjustments to reconcile net (loss)/earnings from continuing operations to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,876	1,732
Change in mandatorily redeemable minority interest	(3,759)	—
Net loss on disposal of property, plant and equipment	1,108	13
Deferred income taxes	(8,721)	(1,121)
Stock-based compensation	1,381	1,178
Excess income tax benefit of stock-based compensation	(9)	(659)
Increase in accounts receivable	(3,859)	(18,622)
Decrease (increase) in inventories	7,251	(566)
Decrease in prepaid expenses and other current assets	3,820	2,690
Decrease in accounts payable and accrued liabilities	(16,017)	(6,576)

Net cash (used in)/provided by operating activities from continuing operations	(29,599)	12,920
Net cash provided by discontinued operations	4,251	559

Net cash (used in)/provided by operating activities	(25,348)	13,479
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(22,270)	—
Purchase of intangible assets	—	(6,015)
Purchase of property, plant and equipment	(560)	(2,322)

Net cash used in investing activities	(22,830)	(8,337)
Cash flows from financing activities:
Borrowings on bank lines of credit	20,303	—
Repayments on bank lines of credit	(20,563)	—
Repurchase of stock	—	(2,120)
Payment of dividends	—	(3,475)
Excess income tax benefit of stock-based compensation	9	659
Proceeds from stock options exercised	82	1,501

Net cash used in financing activities	(169)	(3,435)
Effect of exchange rate changes on cash	4,017	2,564

Net (decrease) increase in cash and cash equivalents	(44,330)	4,271
Cash and cash equivalents at beginning of period	207,423	291,235

Cash and cash equivalents at end of period	$163,093	$295,506

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$139	$23
Income taxes	$397	$1,042

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of June 30, 2009 and the results of its operations and its cash flows for the six and three months ended June 30, 2009 and 2008 have been included for the periods presented. The results of operations and cash flows for the six and three months ended June 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements. In addition, certain reclassifications have been made in the 2008 presentation to conform to the 2009 presentation. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Loss/Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted loss/earnings per share (“EPS”) computations (shares in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2009		2008		2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,863	$(0.36)	34,729	$0.97	34,867	$(0.33)	34,727	$0.76
Effect of Dilutive Stock Options	—	—	562	(0.02)	—	—	544	(0.01)

Diluted EPS	34,863	$(0.36)	35,291	$0.95	34,867	$(0.33)	35,271	$0.75

Because the Company had a net loss for the six and three months ended June 30, 2009, the number of diluted shares is equal to the number of basic shares for the six and three months ended June 30, 2009, respectively. The outstanding stock options would have had an anti-dilutive effect on diluted EPS. The following stock options were not included in the computation of diluted EPS because the stock options’ exercise price was greater than the average market price of the common shares:

Six and Three Months Ended June 30, 2008
Options to purchase shares of common stock (in thousands)	229
Exercise prices	$17.62 – $34.75
Expiration dates	July 2013 – February 2017

3.	Intangible Assets

Intangible assets are as follows (in thousands):

	June 30, 2009	December 31, 2008
Goodwill	$6,784	$9,673
Trademarks	15,843	15,782
Other	—	8
Less accumulated amortization	(2,680)	(2,687)

	$19,947	$22,776

The change in the carrying amount of goodwill and intangible assets during the six and three months ended June 30, 2009 is as follows (in thousands):

	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009
Beginning balance	$22,776	$22,270
Purchase accounting adjustment to goodwill, see Note 10	(3,077)	(3,077)
Foreign currency translation effects	248	754

Ending balance	$19,947	$19,947

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” to revise the factors that an entity should consider in developing renewal or extension assumptions used in estimating the useful life of an intangible asset. Other than goodwill, the Company’s other significant intangible assets are its trademarks. The Company’s trademark registrations are renewable every 10 years for minimal cost. The Company continually renews its trademark registrations and evidence supports it has the ability to continue to do so. The Company directly expenses costs to renew or extend the terms of its trademark registrations in its Consolidated Statements of Earnings/Loss. The Company believes that its trademarks have an indefinite useful life because it intends to renew its trademarks indefinitely.

4.	Bank Lines of Credit and Other Debt

At June 30, 2009 and December 31, 2008, the Company had debt outstanding of $5,146,000 and $5,376,000 (attributable to Palladium), respectively, (excluding outstanding letters of credit of $1,416,000 and $1,399,000 at June 30, 2009 and December 31, 2008, respectively).

Effective June 30, 2009, the Company amended certain of its bank agreements, reducing the amount it can borrow on its lines of credit facilities. Pursuant to the amendment, certain covenants have been eliminated and the Company has agreed to collateralize its lines of credit with $22,270,000 of cash held at the bank, which is shown as “Restricted Cash and Cash Equivalents” in the Company’s Consolidated Balance Sheet at June 30, 2009. The covenants that have been eliminated are the Company’s obligation (1) to maintain at all times unencumbered liquid assets having an aggregate market value of not less than $100,000,000; (2) to maintain positive net income after taxes and extraordinary items on a rolling four consecutive fiscal quarter basis; and (3) not to declare or pay dividends or redeem stock in an aggregate amount greater than $150,000,000. The terms of the lines of credit are as follows (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
Domestic	$—	$1,380	$8,620	$10,000	Prime - 0.75%	July 1, 2010

Europe	$—	$36	$4,464	$4,500	LIBOR + 1.25%; IBOR + 1.25%	July 1, 2010; mutually cancelable at any time

Asia	$—	$—	$3,000	$3,000	LIBOR + 1.25%; Australian Bank Bill Buying Rate + 1.25%	July 1, 2010

Canada	$—	$—	$1,000	$1,000	Canadian Prime	July 1, 2010

At June 30, 2009, Palladium had an outstanding balance on secured lines of credit with various banks of $3,504,000, which carry variable interest rates ranging from 1.90% to 3.18%, which matured on June 30, 2009. Subsequent to June 30, 2009, these lines of credit were renewed until December 31, 2009 with a maximum facility amount available between July 1 through December 31, 2009 ranging from €1,700,000 to €2,050,000 (or approximately $2,393,000 to $2,886,000). Palladium also has a €4,000,000 (or approximately $5,632,000) secured line of credit with a bank at a variable rate of interest (1.75% at June 30, 2009), maturing on December 31, 2009, which carries an outstanding balance at June 30, 2009 of $560,000. In addition, Palladium has secured and unsecured term loans with various banks that carry a fixed rate of interest ranging from 5.42% to 5.84%, which mature between February 2012 through February 2013 and carry outstanding balances totaling $1,071,000 at June 30, 2009. Accrued interest on all these facilities was $11,000 at June 30, 2009. There were no letters of credit outstanding under these facilities at June 30, 2009 and December 31, 2008.

Interest expense of $117,000 and $45,000 was incurred on the Company’s bank loans and lines of credit during the six and three months ended June 30, 2009, respectively. No interest expense was incurred for the six and three months ended June 30, 2008.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Revenues from unrelated entities (1):
United States	$59,112	$76,083	$28,737	$35,342
EMEA	46,458	75,137	15,441	33,968
Other International	22,506	30,066	9,854	13,575

	$128,076	$181,286	$54,032	$82,885

Inter-geographic revenues:
United States	$2,485	$3,997	$951	$1,740
EMEA	11	3	—	—
Other International	26	24,386	25	11,626

	$2,522	$28,386	$976	$13,366

Total revenues:
United States	$61,597	$80,080	$29,688	$37,082
EMEA	46,469	75,140	15,441	33,968
Other International	22,532	54,452	9,879	25,201
Less inter-geographic revenues	(2,522)	(28,386)	(976)	(13,366)

	$128,076	$181,286	$54,032	$82,885

Operating (loss)/profit:
United States	$(5,500)	$3,296	$(4,822)	$2,268
EMEA	(3,502)	14,140	(5,214)	6,262
Other International	3,881	5,922	1,471	2,309
Less corporate expenses (2)	(10,021)	(15,403)	(4,598)	(7,844)
Eliminations	(586)	436	(881)	(179)

	$(15,728)	$8,391	$(14,044)	$2,816

	June 30, 2009	December 31, 2008
Identifiable assets:
United States	$101,629	$102,049
EMEA	50,466	57,178
Other International	25,114	28,940
Corporate assets and eliminations (3)	185,407	206,123

	$362,616	$394,290

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company and are not segment/region specific. Corporate expenses decreased for the six and three months ended June 30, 2009 as a result of a decrease in data processing expenses, legal expenses and accounting expenses. The decrease in data processing expenses was a result of a decrease in on-going maintenance expense for the Company’s SAP computer software system which resulted from a completion of the SAP implementation in certain international regions in the fourth quarter of 2008. The decrease in legal expenses was a result of a decrease in expenses incurred to defend the Company’s trademarks. The decrease in accounting expenses was a result of lower auditing fees for non-recurring 2008 events and a reduction of the outsourcing of certain accounting services.
(3)	Corporate assets include cash and cash equivalents and intangible assets.

During the six and three months ended June 30, 2009 and 2008, the Company did not have over 10% of revenues attributable to one customer.

6.	Other Expense/Income

Other expense for the six and three months ended June 30, 2009 includes a loss upon purchase of the remaining 43% of Palladium of $2,616,000, see Note 10 for further discussion, offset by a gain on sale of certain assets of the Royal Elastics brand of $1,853,000, see Note 11 for further discussion.

Other income for the six and three months ended June 30, 2009 consists of a $30,000,000 settlement payment received on June 30, 2008. On June 24, 2008, the Company entered into a settlement agreement with Payless ShoeSource, Inc., a Missouri corporation and Payless ShoeSource Inc., a Delaware corporation (collectively, “Payless”) in connection with the Company’s 2004 action filed against Payless in the United States District Court for the Central District of California (Western District), in which the Company alleged trademark and trade dress infringement, trademark dilution, unfair competition and breach of contract. The settlement agreement provided, among other things, that Payless would pay to the Company $30 million in cash on or before July 1, 2008 in payment of compensatory damages claimed by the Company from Payless’ advertising, promotion and sale of certain footwear.

7.	Fair Value of Financial Instruments

In the second quarter of 2009, the Company adopted FSP SFAS No. 107-1 and Accounting Principles Bulletin (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, outstanding borrowings under the lines of credit and short-term debt, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The fair value of long-term debt is measured by obtaining the current interest rate from the financial institutions and then comparing that to the actual interest rate owed on the debt. At June 30, 2009, the fair value of the Company’s long-term debt is estimated at $770,000.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2009 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward Exchange Contracts – Assets	$28	$—	$28	$—
Forward Exchange Contracts – Liabilities	$645	$—	$645	$—

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

At June 30, 2009, forward foreign exchange contracts with a notional value of $14,214,000 were outstanding to exchange various currencies with maturities ranging from July 2009 to March 2010, to sell the equivalent of approximately $2,659,000 in foreign currencies at contracted rates and to buy approximately $11,555,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. In addition at June 30, 2009, the Company has forward foreign exchange contracts that do not qualify as hedges as these were entered into by Palladium and did not have the formal documentation that is required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These forward exchange contracts with a notional value of $1,540,000 were outstanding to exchange various currencies with maturities ranging from July 2009 to August 2009, to buy approximately $1,540,000 in foreign currencies at contracted rates.

The fair value of the Company’s derivatives on its consolidated balance sheets are as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2009	December 31, 2008	Balance Sheet Location	June 30, 2009	December 31, 2008
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Prepaid expenses and other current assets	$28	$2,585	Accrued liabilities	$554	$333

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Prepaid expenses and other current assets	—	118	Accrued liabilities	91	105

Total derivatives		$28	$2,703		$645	$438

The effect of the Company’s derivatives on its Consolidated Statements of Earnings for the six months ended June 30, 2009 and 2008 are as follows (in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(3,648)	$(19)	Cost of goods sold	$1,588	$(798)	General and administrative expenses	$296	$164

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
		2009	2008
Foreign exchange contracts	General and administrative expenses	$(101)	$—

The effect of the Company’s derivatives on its Consolidated Statements of Earnings for the three months ended June 30, 2009 and 2008 are as follows (in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/ (Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(2,567)	$(180)	Cost of goods sold	$1,102	$(178)	General and administrative expenses	$(23)	$72

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
		2009	2008
Foreign exchange contracts	General and administrative expenses	$(63)	$—

9.	Taxes

The federal income tax returns of the Company for the years ended 2006 and 2007 are currently under examination by the Internal Revenue Service. The examination is on-going and the Company does not believe an additional accrual is necessary at this time.

The Company did not record any valuation allowances against deferred tax assets at June 30, 2009. Based on the Company’s history of prior operating earnings and its expectations for future operating earnings, the Company believes that it will more likely than not recognize fully these deferred tax assets.

10.	Palladium Purchase and Purchase Price Allocation

On June 2, 2009, the Company entered into Amendment No. 1 to the Share Purchase and Shareholders’ Rights Agreement by and among Christophe Mortemousque, Palladium and the Company providing for the purchase of the remaining 43% equity interest in Palladium for €5,000,000 plus a variable future price (see discussion below). The payment of the €5,000,000 (or $7,034,000) was paid on June 16, 2009.

The future purchase price is equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 less €3,300,000, but not to exceed €6,700,000. The fair value of this new liability (the “Contingent Purchase Price” or “CPP”) will be determined each quarter based on the current quarter’s projection of EBITDA for the twelve months ended December 31 of the current year, less €3,300,000, but not less than zero. The change in CCP is based on the current quarter’s EBITDA projection and will be recognized as interest income or interest expense during the current quarter. The fair value of the CCP at June 30, 2009 was zero.

As a result of this transaction the Company recognized a loss of $2,616,000 on the purchase, which is recorded in Other (Expense)/Income, net on the Consolidated Statement of Earnings/Loss. The loss was calculated as the difference between the purchase price and the Mandatorily Redeemable Minority Interest (“MRMI”). The Company acquired the initial 53% equity interest in Palladium on July 1, 2008 and in accordance with the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the acquisition of Palladium was recorded as a 100% purchase acquisition without reflecting any minority interest but recognizing the MRMI liability.

In addition, in accordance with SFAS No. 141 certain adjustments were made to goodwill to finalize the purchase accounting for the acquisition of Palladium. Goodwill was reduced by $3,077,000 and a deferred tax asset created. The deferred tax asset recognized represents Palladium’s pre-acquisition net operating losses that the Company believes will be utilized by Palladium in the future.

The fair value of the MRMI was determined each quarter based on Palladium’s current quarter’s projection of EBITDA for the twelve months ended December 31 of the current year, but not less than the amount determined at the previous twelve month measurement date. The change in MRMI is based on Palladium’s current quarter’s EBITDA projection and is recognized as interest income or interest expense during the current quarter. The change in the fair value of MRMI during the six and three months ended June 30, 2009 is as follows (in thousands):

	June 30, 2009
	Six Months Ended	Three Months Ended
Beginning Balance	$3,759	$4,417
Change in EBITDA projection	658	—
Purchase of remaining 43% of Palladium	(4,417)	(4,417)

Ending Balance	$—	$—

11.	Sale of Royal Elastics

On April 30, 2009, the Company sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1.0 million, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4.0 million. The Company will receive $2.9 million in cash over the next ten months from REH and has also received a $1.1 million promissory note from REH for the remaining balance. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. The gain on sale is $1.9 million for the six and three months ended June 30, 2009. The gain on sale is recorded in Other (Expense)/Income, net on the Consolidated Statement of Earnings/Loss. Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the accompanying financial statements. The operations of Royal Elastics for the six and three months ended June 30, 2009 and 2008 are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Revenues	$4,757	$6,778	$1,283	$2,270
Cost of goods sold	3,069	4,490	1,088	2,019

Gross profit	1,688	2,288	195	251
Selling, general and administrative expenses	1,650	4,064	685	1,802

Operating profit/(loss)	38	(1,776)	(490)	(1,551)
Interest expense, net	(470)	(669)	(228)	(312)

Loss before income taxes	(432)	(2,445)	(718)	(1,863)
Income tax benefit	(512)	(1,127)	(286)	(565)

Net earnings/(loss) from discontinued operations	$80	$(1,318)	$(432)	$(1,298)

12.	Recent Accounting Pronouncements

In June 2008, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162” (the “Codification” or “ASC 105”). The Codification has become the single source of authoritative non-S.E.C. U.S. GAAP for non-governmental entities. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. The FASB will issue new guidance as Accounting Standards Updates, which will include revisions to the Codification, as well as background information and the FASB’s basis for conclusions for new guidance. ASC 105 and the Codification in general are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to result in a change in current practice.

13.	Subsequent Event

In June 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 incorporates the accounting and disclosure requirements for subsequent events into U.S. GAAP. SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.

The Company has evaluated the financial statements through the date of filing this Form 10-Q.

In July 2009, the Company negotiated a settlement of the underpayment of certain business taxes in a foreign jurisdiction. With the assistance of its tax advisors, the Company determined the underpayment of such business taxes was approximately $1,529,000 and interest was approximately $1,185,000. This liability is included in “Accrued Liabilities” in the Company’s Consolidated Balance Sheet at June 30, 2009. The settlement was paid on August 5, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of all our product offerings; demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; consumer confidence; the availability of credit facilities for our customers, the tightening of credit and liquidity for our customers and/or the overall stability of credit markets; the level of consumer disposable income and consumer purchasing patterns; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and timely commercialization; the price that we charge for our products; the ability and costs incurred to secure and protect trademarks, patents, and other intellectual property; counterfeiting and infringement of our intellectual property and any action by the United States or foreign governments to protect and enforce our intellectual property; inadvertent and nonwillful infringement on others’ trademarks, patents and other intellectual property; difficulties in operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and communication systems; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential natural disaster or other serious disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on independent contract manufacturers to manufacture product in a timely and cost-efficient manner while maintaining specified quality standards; dependence on distributors; dependence on major customers; success of our customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased material and/or labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, limitations on conversion of foreign currencies into U.S. Dollars, new investment regulation and other restrictions by foreign governments, restriction on dividend payments and other payments by foreign subsidiaries and other restrictions on transfers of funds to or from foreign countries, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; the ability for a limited number of stockholders to exert significant influence on us; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

Our total revenues decreased 29.4% and 34.8% in the six and three months ended June 30, 2009 from the six and three ended June 30, 2008, respectively. Our overall gross profit margins, as a percentage of revenues, decreased to 34.8% and 30.1% for the six months and three months ended June 30, 2009 compared to 45.4% and 43.9% for the six and three months ended June 30, 2008, respectively, as a result of product mix, including a higher level of sales of closeout product during the six and three months ended June 30, 2009 compared to the six and three months ended June 30, 2008. The current downturn of the worldwide economy has had and will continue to have an adverse affect on our business. Our selling, general and administrative expenses decreased to $60,280,000 for the six months ended June 30, 2009 from $73,917,000 for the six months ended June 30, 2008, as a result of decreases in advertising expenses, data processing expenses, legal expenses, warehousing expenses and compensation expenses. Our selling, general and administrative expenses decreased to $30,304,000 for the three months ended June 30, 2009 from $33,556,000 for the three months ended June 30, 2008, as a result of decreases in legal expenses, compensation expenses, warehousing expenses and data processing expenses. Included in other (expense)/income, net, for the six and three months ended June 30, 2009, is a loss of $2,616,000 upon the purchase of the remaining 43% of Palladium, offset by a gain of $1,853,000 on the sale of certain assets related to the Royal Elastics brand, which is shown in the consolidated financial statements as a discontinued operation. During the six and three months ended June 30, 2008, we received a settlement payment of $30,000,000 in connection with a lawsuit defending our trademarks, which is included in other (expense)/ income, net. At June 30, 2009, our total futures orders with start ship dates from July 2009 through December 2009 were $70,644,000, a decrease of 30.6% from June 30, 2008. Of this amount, domestic futures orders were $21,374,000, a decrease of 43.0%, and international futures orders were $49,270,000, a decrease of 23.4%. At June 30, 2009, Palladium futures orders with start ship dates from July through December 2009 were $11,524,000, of which domestic futures orders were $193,000 and international futures orders were $11,331,000. We incurred a net loss for the six months ended June 30, 2009 of $12,590,000 (including net other expense described above), or $0.36 per diluted share, compared to net earnings and earnings per diluted share for the six months ended June 30, 2008 of $33,533,000 (including the settlement payment described above), or $0.95 per diluted share. We incurred a net loss for the three months ended June 30, 2009 of $11,497,000 (including net other expense described above), or $0.33 per diluted share, compared to net earnings and earnings per diluted share for the three months ended June 30, 2008 of $26,423,000 (including the settlement payment described above), or $0.75 per diluted share.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the Consolidated Statements of Earnings relative to revenues.

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.2	54.6	69.9	56.1
Gross profit	34.8	45.4	30.1	43.9
Selling, general and administrative expenses	47.1	40.8	56.1	40.5
Other (expense)/income, net	(0.6)	16.5	(1.4)	36.2
Interest income, net	0.3	2.3	0.8	2.3
(Loss)/Earnings before income taxes and discontinued operations	(12.6)	23.4	(26.6)	41.9
Income tax (benefit)/expense	(2.7)	4.2	(6.1)	8.4
Earnings/(Loss) from discontinued operations, net of income tax benefit	0.1	(0.7)	(0.8)	(1.6)
Net (Loss)/Earnings	(9.8)	18.5	(21.3)	31.9

Revenues

K•Swiss brand revenues decreased to $118,634,000 for the six months ended June 30, 2009 from $181,286,000 for the six months ended June 30, 2008, a decrease of $62,652,000 or 34.6%. K•Swiss brand revenues decreased to $51,941,000 for the three months ended June 30, 2009 from $82,885,000 for the three months ended June 30, 2008, a decrease of $30,944,000 or 37.3%. The decrease for the six and three months ended June 30, 2009 was the result of a decrease in the volume of footwear sold as well as lower average wholesale prices per pair. The volume of footwear sold decreased to 4,717,000 and 2,098,000 pair for the six and three months ended June 30, 2009, respectively, from 6,211,000 and 2,907,000 pair for the six and three months ended June 30, 2008, respectively. The decrease in the volume of footwear sold for the three months ended June 30, 2009 was primarily the result of decreased sales of the lifestyle category of 31.6%. The average wholesale price per pair decreased to $23.53 for the six months ended June 30, 2009 from $28.15 for the six months ended June 30, 2008, a decrease of 16.4%, and to $23.15 for the three months ended June 30, 2009 from $27.59 for the three months ended June 30, 2008, a decrease of 16.1%. The decrease in the average wholesale prices per pair for the six and three months ended June 30, 2009, resulted primarily from the product mix of sales, including a higher level of sales of closeout product and from the geographic mix of sales including an increased percentage of domestic sales as a percentage of total K•Swiss brand revenues, which generally sell at a lower price.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Six Months Ended June 30,			Three Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Domestic
K•Swiss brand	$59,112	$76,083	(22.3%)	$28,737	$35,342	(18.7%)

Total domestic	$59,112	$76,083	(22.3%)	$28,737	$35,342	(18.7%)

International
K•Swiss brand	$59,522	$105,203	(43.4%)	$23,204	$47,543	(51.2%)
Palladium brand	9,442	—	100.0%	2,091	—	100.0%

Total international	$68,964	$105,203	(34.4%)	$25,295	$47,543	(46.8%)

Total Revenues	$128,076	$181,286	(29.4%)	$54,032	$82,885	(34.8%)

Customer acceptance of our domestic and international product has been weak and is likely to continue for the near term. In addition, the current downturn of the worldwide economy has had and will continue to have an adverse affect on our business.

Gross Margin

Gross profit margins, as a percentage of revenues, decreased to 34.8% for the six months ended June 30, 2009, from 45.4% for the six months ended June 30, 2008 and decreased to 30.1% for the three months ended June 30, 2009, from 43.9% for the three months ended June 30, 2008. Gross profit margins for the six and three months ended June 30, 2009 were affected by product mix changes and geographic mix of sales. For the six and three months ended June 30, 2009, there were increased sales of closeout product compared to the six and three months ended June 30, 2008, contributing to the decrease in gross profit margin. In addition, there was a shift to domestic revenues comprising a larger percentage of total revenues, and as noted above, domestic sales generally yield a lower gross profit margin than international sales. Our gross margins may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses decreased to $60,280,000 (47.1% of revenues) for the six months ended June 30, 2009, from $73,917,000 (40.8% of revenues) for the six months ended June 30, 2008, a decrease of $13,637,000 or 18.4%, and decreased to $30,304,000 (56.1% of revenues) for the three months ended June 30, 2009, from $33,556,000 (40.5% of revenues) for the three months ended June 30, 2008, a decrease of $3,252,000 or 9.7%. The decrease in selling, general and administrative expenses for the six months ended June 30, 2009 is a result of decreases in advertising expenses, data processing expenses, legal expenses, warehousing expenses and compensation expenses. The decrease in selling, general and administrative expenses for the three months ended June 30, 2009 is a result of decreases in legal expenses, compensation expenses, warehousing expenses and data processing expenses. Data processing expenses decreased 32.6% and 20.2% for the six and three months ended June 30, 2009, respectively, as a result of the decreases in on-going maintenance expense for our SAP computer software system which resulted from the completion of the SAP implementation in certain international regions in the fourth quarter of 2008. Legal expenses decreased 58.1% and 64.0% for the six and three months ended June 30, 2009, respectively, as a result of the decreased expenses incurred to defend our trademarks. Advertising expenses decreased 40.6% for six months ended June 30, 2009, primarily due to decreases in both domestic and international markets as part of an effort to reduce costs as our business declines. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, decreased 2.9% and 9.3% for the six and three months ended June 30, 2009, respectively, as a result of decreases in headcount and other bonuses/incentive related expenses, offset by compensation expenses related to Palladium, which was purchased on July 1, 2008. Warehousing expenses decreased 18.5% and 26.4% for the six and three months ended June 30, 2009, respectively, as a result of lower level of sales. Corporate expenses of $10,021,000 and $4,598,000 for the six and three months ended June 30, 2009, respectively, compared to $15,403,000 and $7,844,000 for the six and three months ended June 30, 2008, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company. Corporate expenses decreased for the six and three months ended June 30, 2009 as a result of a decrease in data processing expenses, legal expenses and accounting expenses. The decrease in data processing expenses and legal expenses are due to the reasons discussed above. The decrease in accounting expenses was a result of lower auditing fees for non-recurring 2008 events and a reduction of the outsourcing of certain accounting services.

Other (Expense)/Income, Interest and Taxes

Other expense for the six and three months ended June 30, 2009 includes a loss upon purchase of the remaining 43% of Palladium of $2,616,000, offset by a gain on the sale of certain assets of the Royal Elastics brand of $1,853,000.

On April 30, 2009, we sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1.0 million, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4.0 million. We will receive $2.9 million in cash over the next ten months from REH and have also received a $1.1 million promissory note from REH for the remaining balance. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016.

On June 16, 2009, we purchased the remaining 43% equity interest in Palladium for €5,000,000 (or $7,034,000) and recognized a loss of $2,616,000 on the purchase. The loss was calculated as the difference between the purchase price and the recorded Mandatorily Redeemable Minority Interest (“MRMI”). We acquired the initial 53% equity interest in Palladium on July 1, 2008 and the acquisition of Palladium was recorded as a 100% purchase acquisition without reflecting any minority interest but recognizing the MRMI liability.

Other income for the six and three months ended June 30, 2008 consists of a $30,000,000 settlement payment received on June 30, 2008. On June 24, 2008, the Company entered into a settlement agreement with Payless ShoeSource, Inc., a Missouri corporation and Payless ShoeSource Inc., a Delaware corporation (collectively, “Payless”) in connection with our 2004 action filed against Payless in the United States District Court for the Central District of California (Western District), in which we alleged trademark and trade dress infringement, trademark dilution, unfair competition and breach of contract. The settlement agreement provided, among other things, that Payless would pay to us $30 million in cash on or before July 1, 2008 in payment of compensatory damages claimed by us from Payless’ advertising, promotion and sale of certain footwear.

Net interest income was $344,000 (0.3% of revenues) and $468,000 (0.8% of revenues) for the six and three months ended June 30, 2009, respectively, compared to $4,156,000 (2.3% of revenues) and $1,864,000 (2.3% of revenues) for the six and three months ended June 30, 2008, representing a decrease of $3,812,000 and $1,396,000 for the six and three months ended June 30, 2009, respectively, compared to the same prior year period. The decrease in net interest income for the six and three months ended June 30, 2009 was the result of lower average cash balances, lower interest rates and interest expense incurred by Palladium on lines of credit, and for the six months ended June 30, 2009, recognition of the change in the fair value of the MRMI.

Our effective tax benefit was 21.5% and 22.8% for the six and three months ended June 30, 2009, respectively compared to an effective tax rate of 18.1% and 20.1% for the six and three months ended June 30, 2008, respectively. On a quarterly basis, we estimate what our effective tax rate will be for the full calendar year by estimating pre-tax income, excluding significant or infrequently occurring items, and tax expense for the remaining quarterly periods of the year. The estimated annual effective tax rate is then applied to year-to-date pre-tax income to determine the estimated year-to-date and quarterly tax expense. The income tax effects of infrequent or unusual items are recognized in the quarterly period in which they occur. As the year progresses, we continually refine our estimate based upon actual events and earnings. This continual estimation process periodically results in a change to our expected annual effective tax rate. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision equals the estimated annual rate. Our effective tax rate fluctuates mainly due to our geographic mix of sales and earnings. In addition, starting January 1, 2005, provision has not been made for United States income taxes on earnings of selected international subsidiary companies as these are intended to be permanently invested.

At June 30, 2009, uncertain tax positions and the related interest were $6,490,000 and $945,000, respectively, all of which would affect the income tax rate if reversed. During the six and three months ended June 30, 2009, we recognized income tax expense related to uncertain tax positions of $555,000 and $250,000, respectively, and during the six and three months ended June 30, 2008, we recognized income tax expense related to uncertain tax positions of $981,000 and $446,000, respectively.

The net loss for the six months ended June 30, 2009 was $12,590,000, or $0.36 per share (diluted loss per share), compared to net earnings of $33,533,000, or $0.95 per share (diluted earnings per share), for the six months ended June 30, 2008. The net loss for the three months ended June 30, 2009 was $11,497,000, or $0.33 per share (diluted loss per share), compared to net earnings of $26,423,000, or $0.75 per share (diluted earnings per share), for the three months ended June 30, 2008. Net loss and diluted loss per share for the six and three months ended June 30, 2009 included the pre-tax loss of $763,000 from the pre-tax loss on the purchase of the remaining 43% of Palladium, offset by the pre-tax gain on the sale of certain Royal Elastics assets, described above, or $0.03 per diluted share (after tax). Net earnings and diluted earnings per share for the six and three months ended June 30, 2008 included the pre-tax settlement of litigation of $30,000,000, described above, or $0.52 per diluted share (after tax).

Backlog

At June 30, 2009 and 2008, total futures orders with start ship dates from July 2009 and 2008 through December 2009 and 2008 were approximately $70,644,000 and $101,852,000, respectively, a decrease of 30.6%. The 30.6% decrease in total futures orders is comprised of a 22.7% decrease in the third quarter 2009 futures orders and a 45.8% decrease in the fourth quarter 2009 futures orders. At June 30, 2009 and 2008, domestic futures orders with start ship dates from July 2009 and 2008 through December 2009 and 2008 were approximately $21,374,000 and $37,528,000, respectively, a decrease of 43.0%. At June 30, 2009 and 2008, international futures orders with start ship dates from July 2009 and 2008 through December 2009 and 2008 were approximately $49,270,000 and $64,324,000, respectively, a decrease of 23.4%. At June 30, 2009, Palladium futures orders with start ship dates from July through December 2009 were $11,524,000, of which domestic futures orders were $193,000 and international futures orders were $11,331,000. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty.

Subsequent Event

In July 2009, the Company negotiated a settlement of the underpayment of certain business taxes in a foreign jurisdiction. With the assistance of its tax advisors, the Company determined the underpayment of such business taxes was approximately $1,529,000 and interest was approximately $1,185,000. This liability is included in “Accrued Liabilities” in the Company’s Consolidated Balance Sheet at June 30, 2009. The settlement was paid on August 5, 2009.

Liquidity and Capital Resources

We experienced net cash outflows from continuing operations of approximately $29,599,000 from our operating activities during the six months ended June 30, 2009 compared to net cash inflows from continuing operations of approximately $12,920,000 from our operating activities during the six months ended June 30, 2008. The decrease in operating cash inflows from the prior year is due the decrease in net earnings and to the differences in the amounts of changes in deferred income taxes, accounts payable and accrued liabilities and MRMI, offset by the differences in the amounts of changes in accounts receivable, inventories and prepaid expenses and other current assets.

We had net cash outflows from our investing activities of approximately $22,830,000 and $8,337,000 for the six months ended June 30, 2009 and 2008, respectively, due to the purchase of property, plant and equipment for the six months ended June 30, 2009 and 2008, and the purchase of intangible assets for the six months ended June 2008. The decrease in investment in property, plant and equipment in 2009 is due to the completion of the implementation of SAP information management software to certain international regions in the fourth quarter of 2008. In addition, included in investing activities for the six months ended June 30, 2009, was $22,270,000 in restricted cash and cash equivalents, see discussion below.

We had net cash outflows from our financing activities of approximately $169,000 and $3,435,000 for the six months ended June 30, 2009 and 2008, respectively. The net cash outflows from financing activities for the six months ended June 30, 2009 were due to net repayments of Palladium debt. The net cash outflows from financing activities for the six months ended June 30, 2008, were primarily due to the payment of cash dividends and to the purchase of our outstanding stock under our current stock repurchase program, offset by proceeds from stock options exercised.

On October 26, 2004, the Board of Directors authorized a stock repurchase program to supplement prior stock repurchase programs, which allow us to repurchase through December 2009, up to 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. As of June 30, 2009, a maximum of 3,911,289 shares may be repurchased pursuant to the stock repurchase program. We adopted this program because we believe that depending upon the then-array of alternatives, repurchasing our shares can be a good use of excess cash. Currently, we have made purchases under all stock repurchase programs from August 1996 through August 5, 2009 (the day prior to the filing of the Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At June 30, 2009, we had debt outstanding of $5,146,000 (attributable to Palladium) (excluding outstanding letters of credit of $1,416,000 at June 30, 2009). Effective June 30, 2009, we amended certain of our bank agreements, reducing the amount we can borrow on our lines of credit facilities. Pursuant to the amendment, certain covenants have been eliminated and we have agreed to collateralize our lines of credit with $22,270,000 of cash held at the bank, which is shown as “Restricted Cash and Cash Equivalents” in the Company’s Consolidated Balance Sheet at June 30, 2009. The covenants that have been eliminated are the Company’s obligation (1) to maintain at all times unencumbered liquid assets having an aggregate market value of not less than $100,000,000; (2) to maintain positive net income after taxes and extraordinary items on a rolling four consecutive fiscal quarter basis; and (3) not to declare or pay dividends or redeem stock in an aggregate amount greater than $150,000,000. The terms of the lines of credit are as follows at June 30, 2009 (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
Domestic	$—	$1,380	$8,620	$10,000	Prime - 0.75%	July 1, 2010
Europe	$—	$36	$4,464	$4,500	LIBOR + 1.25%; IBOR + 1.25%	July 1, 2010; mutually cancelable at any time
Asia	$—	$—	$3,000	$3,000	LIBOR + 1.25%; Australian Bank Bill Buying Rate + 1.25%	July 1, 2010
Canada	$—	$—	$1,000	$1,000	Canadian Prime	July 1, 2010

At June 30, 2009, Palladium had an outstanding balance on secured lines of credit with various banks of $3,504,000, which carry variable interest rates ranging from 1.90% to 3.18%, which matured on June 30, 2009. Subsequent to June 30, 2009, these lines of credit were renewed until December 31, 2009 with a maximum facility amount available between July 1 through December 31, 2009 ranging from €1,700,000 to €2,050,000 (or approximately $2,393,000 to $2,886,000). Palladium also has a €4,000,000 (or approximately $5,632,000) secured line of credit with a bank at a variable rate of interest (1.75% at June 30, 2009), maturing on December 31, 2009, which carries an outstanding balance at June 30, 2009 of $560,000. In addition, Palladium has secured and unsecured term loans with various banks that carry a fixed rate of interest ranging from 5.42% to 5.84%, which mature between February 2012 through February 2013 and carry outstanding balances totaling $1,071,000 at June 30, 2009. Accrued interest on all these facilities was $11,000 at June 30, 2009. There were no letters of credit outstanding under these facilities at June 30, 2009.

No other material capital commitments existed at June 30, 2009. Depending on our future growth rate, funds may be required by our operating activities. With continued use of our revolving credit facilities, existing cash balances and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2009. At June 30, 2009 and December 31, 2008, we had debt outstanding of $5,146,000 and $5,376,000, respectively, which is attributable to Palladium. At June 30, 2009, we were in compliance with all relevant covenants under our credit facilities.

Our working capital decreased $15,971,000 to $264,666,000 at June 30, 2009 from $280,637,000 at December 31, 2008. Working capital decreased during the six months ended June 30, 2009 mainly due to a decrease in cash and cash equivalents, inventory and prepaid expenses and other current assets, offset by a decrease in trade accounts payable and accrued liabilities and an increase in accounts receivable.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the six and three months ended June 30, 2009 or 2008, nor did we have any off-balance sheet arrangements outstanding at June 30, 2009 or 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which Item 7A is hereby incorporated by reference.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2009 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which Item 1A is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In October 2004, the Board of Directors approved a 5 million share repurchase program which expires in December 2009. During the second quarter of 2009, the Company did not repurchase any shares of K•Swiss Class A Common Stock. Approximately 3,911,289 shares of K•Swiss Class A Common Stock remain available for repurchase under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Certain matters were submitted to a vote of the Company’s stockholders at the Company’s Annual Stockholders Meeting held on May 19, 2009. The results of these matters are detailed in the Company’s Current Report on Form 8-K filed with the S.E.C. on May 22, 2009, which report is hereby incorporated by reference.

Item 5.	Other Information

On July 28, 2009, the Company entered into a fourth amendment (the “Amendment”) to its Loan Agreement, dated as of June 1, 2005 (together with any previous amendments, the “Loan Agreement”) with Bank of America, N.A., which is effective as of June 30, 2009. Pursuant to the Amendment, the Company’s line of credit has been reduced from $15,000,000 to $10,000,000, certain of the Company’s covenants under the Loan Agreement have been eliminated and the Company has agreed to collateralize its lines of credit with $22,270,000 of cash at Bank of America. The covenants that have been eliminated are the Company’s obligation (1) to maintain at all times unencumbered liquid assets having an aggregate market value of not less than $100,000,000; (2) to maintain positive net income after taxes and extraordinary items on a rolling four consecutive fiscal quarter basis; and (3) not to declare or pay dividends or redeem stock in an aggregate amount greater than $150,000,000. The Amendment is attached as Exhibit 10.27 to this report and is incorporated herein by this reference.

Item 6.	Exhibits

3.1	Second Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on March 27, 2009)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 filed with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. 2009 Stock Incentive Plan (incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the S.E.C. on May 22, 2009)

10.6	K•Swiss Inc. Employee Stock Option Agreement (Officers) Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.7	K•Swiss Inc. Non-Employee Director Stock Option Agreement Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.8	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1993)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 1994)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.16	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.17	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.18	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.19	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.20	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.21	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.22	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.23	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.24	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between K•Swiss and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.25	Amendment No. 2 to Loan Agreement, dated June 28, 2007, between K•Swiss and Bank of America (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 29, 2007)

10.26	Amendment No. 3 to Loan Agreement, dated March 28, 2008, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.1 to Registrant’s Form 8-K filed with the S.E.C. on March 28, 2008)

10.27	Amendment No. 4 to Loan Agreement, dated June 30, 2009, between K•Swiss Inc. and Bank of America

10.28	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the

Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.29	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.30	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.31	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.32	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.33	Amendment No. 1 to Share Purchase and Shareholders’ Rights Agreement, dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 4, 2009)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: August 5, 2009	By:	/s/ George Powlick
George Powlick,
Vice President Finance, Chief Administrative Officer, Chief Financial Officer, Secretary and Director

EXHIBIT INDEX

Exhibit
10.27	Amendment No. 4 to Loan Agreement, dated June 30, 2009, between K•Swiss Inc. and Bank of America

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002