Form 10-Q
period 2009-09-30
K SWISS INC
filed 2009-11-05
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at November 4, 2009:

Class A	27,070,640
Class B	8,039,524

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$138,098	$207,423
Restricted cash and cash equivalents (Note 6)	22,270	—
Investments available for sale (Notes 3 and 7)	31,197	—
Accounts receivable, less allowance for doubtful accounts of $2,820 and $2,897 as of September 30, 2009 and December 31, 2008, respectively	41,975	34,959
Inventories	51,419	74,417
Prepaid expenses and other current assets	2,381	9,301
Deferred income taxes	6,660	6,676

Total current assets	294,000	332,776
PROPERTY, PLANT AND EQUIPMENT, net	22,619	25,686
OTHER ASSETS
Intangible assets (Note 4)	20,226	22,776
Deferred income taxes	13,527	4,474
Other	8,801	8,578

Total other assets	42,554	35,828

	$359,173	$394,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit and short-term debt (Note 6)	$7,749	$4,355
Trade accounts payable	9,497	24,306
Accrued income taxes	382	339
Accrued liabilities	14,539	23,139

Total current liabilities	32,167	52,139
OTHER LIABILITIES
Long-term debt (Note 6)	780	1,021
Mandatorily redeemable minority interest (Note 11)	—	3,759
Other liabilities	12,966	12,609

Total other liabilities	13,746	17,389
STOCKHOLDERS’ EQUITY
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 29,492,257 shares issued, 27,070,640 shares outstanding and 2,421,617 shares held in treasury at September 30, 2009 and 29,218,392 shares issued, 26,796,775 shares outstanding and 2,421,617 shares held in treasury at December 31, 2008	295	292
Class B, convertible – authorized 18,000,000 shares of $0.01 par value; 8,039,524 and 8,059,524 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	80	81
Additional paid-in capital	64,700	61,412
Treasury Stock	(58,190)	(58,190)
Retained earnings	300,874	316,348
Accumulated other comprehensive earnings –
Foreign currency translation	6,112	1,398
Net (loss)/gain on hedge derivatives	(649)	3,421
Net gain on available for sale securities (Note 3)	38	—

	313,260	324,762

	$359,173	$394,290

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS/LOSS

AND COMPREHENSIVE EARNINGS/LOSS

(Dollar amounts and shares in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Revenues (Note 9)	$198,709	$273,915	$70,633	$92,629
Cost of goods sold	127,865	154,717	44,341	55,739

Gross profit	70,844	119,198	26,292	36,890
Selling, general and administrative expenses	90,609	110,326	30,329	36,409

Operating (loss)/profit (Note 9)	(19,765)	8,872	(4,037)	481
Other (expense)/income, net (Note 10)	(1,249)	30,000	(486)	—
Interest income, net	698	6,501	354	2,345

(Loss)/Earnings before income taxes and discontinued operations	(20,316)	45,373	(4,169)	2,826
Income tax (benefit)/expense	(5,058)	9,016	(1,581)	1,320

(Loss)/Earnings before discontinued operations	(15,258)	36,357	(2,588)	1,506
Loss from discontinued operations, less applicable income tax benefit of $646 and $1,387, for the nine months ended September 30, 2009 and 2008, respectively, and $134 and $260, for the three months ended September 30, 2009 and 2008, respectively (Note 12)	(216)	(1,758)	(296)	(440)

Net (Loss)/Earnings	$(15,474)	$34,599	$(2,884)	$1,066

(Loss)/Earnings per common share (Note 2)
Basic:
(Loss)/Earnings from continuing operations	$(0.43)	$1.05	$(0.07)	$0.04
Loss from discontinued operations	(0.01)	(0.05)	(0.01)	(0.01)

Net (Loss)/Earnings	$(0.44)	$1.00	$(0.08)	$0.03

Diluted:
(Loss)/Earnings from continuing operations	$(0.43)	$1.03	$(0.07)	$0.04
Loss from discontinued operations	(0.01)	(0.05)	(0.01)	(0.01)

Net (Loss)/Earnings	$(0.44)	$0.98	$(0.08)	$0.03

Weighted average number of shares outstanding (Note 2)
Basic	34,909	34,763	34,999	34,830

Diluted	34,909	35,315	34,999	35,357

Dividends declared per common share	$—	$0.15	$—	$0.05

Net (Loss)/Earnings	$(15,474)	$34,599	$(2,884)	$1,066
Other Comprehensive (Loss)/Earnings –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the nine months ended September 30, 2009 and 2008, respectively, and net of income taxes of $0 and $0 for the three months ended September 30, 2009 and 2008, respectively	4,714	(5,397)	1,212	(7,896)
Change in deferred (loss)/gain on hedge derivatives, net of income taxes of $0 and $0 for the nine months ended September 30, 2009 and 2008, respectively, and net of income taxes of $0 and $0 for the three months ended September 30, 2009 and 2008, respectively	(4,070)	2,176	(422)	2,195
Change in deferred gain on available for sale securities, net of income taxes of $20 and $0 for the nine months ended September 30, 2009 and 2008, respectively, and net of income taxes of $20 and $0 for the three months ended September 30, 2009 and 2008, respectively	38	—	38	—

Comprehensive (Loss)/Earnings	$(14,792)	$31,378	$(2,056)	$(4,635)

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss)/earnings from continuing operations	$(15,258)	$36,357
Adjustments to reconcile net (loss)/earnings from continuing operations to net cash (used in)/provided by operating activities:
Depreciation and amortization	2,960	2,612
Change in mandatorily redeemable minority interest	(3,759)	(457)
Net loss on disposal of property, plant and equipment	1,011	29
Deferred income taxes	(10,811)	(1,002)
Stock-based compensation	2,365	1,640
Excess income tax benefit of stock-based compensation	(9)	(810)
Increase in accounts receivable	(7,987)	(17,028)
Decrease in inventories	18,758	866
Decrease in prepaid expenses and other current assets	5,953	5,472
Decrease in accounts payable and accrued liabilities	(22,574)	(10,329)

Net cash (used in)/provided by operating activities from continuing operations	(29,351)	17,350
Net cash provided by/(used in) discontinued operations	4,892	(472)

Net cash (used in)/provided by operating activities	(24,459)	16,878

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(22,270)	—
Purchase of available for sale securities	(31,115)	—
Purchase of Palladium	—	(2,684)
Purchase of intangible assets	—	(6,015)
Purchase of property, plant and equipment	(1,033)	(3,971)

Net cash used in investing activities	(54,418)	(12,670)

Cash flows from financing activities:
Borrowings on bank lines of credit	41,415	21,180
Repayments on bank lines of credit	(38,680)	(16,929)
Repurchase of stock	—	(2,120)
Payment of dividends	—	(5,218)
Excess income tax benefit of stock-based compensation	9	810
Proceeds from stock options exercised	917	1,611

Net cash provided by/(used in) financing activities	3,661	(666)

Effect of exchange rate changes on cash	5,891	(3,698)

Net decrease in cash and cash equivalents	(69,325)	(156)
Cash and cash equivalents at beginning of period	207,423	291,235

Cash and cash equivalents at end of period	$138,098	$291,079

Supplemental disclosure of cash flow information:

Non-cash investing activities:
On July 1, 2008, the Company purchased the capital stock of Palladium. In connection with the acquisition, the assets acquired and liabilities assumed were as follows:
Fair value of assets acquired		$10,775
Fair value of liabilities assumed		$(17,815)
Mandatorily redeemable minority interest		$(4,249)
Excess fair value over purchase price		$13,973

Cash paid during the period for:
Interest	$208	$156
Income taxes	$603	$1,987

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of September 30, 2009 and the results of its operations and its cash flows for the nine and three months ended September 30, 2009 and 2008 have been included for the periods presented. The results of operations and cash flows for the nine and three months ended September 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements. In addition, certain reclassifications have been made in the 2008 presentation to conform to the 2009 presentation. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company evaluated subsequent events through the date of filing this Form 10-Q.

2.	Loss/Earnings per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted loss/earnings per share (“EPS”) computations (shares in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2009		2008		2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,909	$(0.44)	34,763	$1.00	34,999	$(0.08)	34,830	$0.03
Effect of Dilutive Stock Options	—	—	552	(0.02)	—	—	527	—

Diluted EPS	34,909	$(0.44)	35,315	$0.98	34,999	$(0.08)	35,357	$0.03

Because the Company had a net loss for the nine and three months ended September 30, 2009, the number of diluted shares is equal to the number of basic shares for the nine and three months ended September 30, 2009, respectively. Outstanding stock options would have had an anti-dilutive effect on diluted EPS for the nine and three months ended September 30, 2009. The following stock options were not included in the computation of diluted EPS because the stock options’ exercise price was greater than the average market price of a share of the Company’s common stock:

Nine and Three Months Ended September 30, 2008
Options to purchase shares of common stock (in thousands)	225
Exercise prices	$17.62 – $34.75
Expiration dates	July 2013 – February 2017

3.	Investments Available for Sale

The Company’s investments are classified as available for sale and are stated at fair value. The Company’s investments at September 30, 2009 are as follows (in thousands):

September 30, 2009
U.S. Treasury	$15,072
U.S. Government Corporations and Agencies	16,086
Accrued interest income	39

$31,197

The Company did not have investments classified as available for sale at December 31, 2008. At September 30, 2009, gross unrealized holding gains are $80,000 and gross unrealized holding losses are $22,000. The change in net unrealized holding gains that are included in comprehensive income is $38,000 for the nine and three months ended September 30, 2009. The Company immediately recognizes any premiums paid or discounts received on purchases of investments held available for sale in its Consolidated Statements of Earnings/Loss as amounts are not material.

Investments by contractual maturities as of September 30, 2009 are as follows (in thousands):

Within one year	$—
After one year through five years	31,197
After five years through ten years	—
After ten years	—

$31,197

4.	Intangible Assets

Intangible assets are as follows (in thousands):

	September 30, 2009	December 31, 2008
Goodwill	$6,785	$9,673
Trademarks	16,121	15,782
Other	—	8
Less accumulated amortization	(2,680)	(2,687)

	$20,226	$22,776

The change in the carrying amount of goodwill and intangible assets during the nine and three months ended September 30, 2009 is as follows (in thousands):

	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009

Beginning balance	$22,776	$19,947
Purchase accounting adjustment to goodwill, see Note 11	(3,077)	—
Foreign currency translation effects	527	279

Ending balance	$20,226	$20,226

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

5.	Financial Risk Management and Derivatives

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposures are from changes in the rates between the U.S. dollar and the Euro, U.S. dollar and the Pound Sterling and the Euro and the Pound Sterling. In 2009 and 2008, the Company entered into forward foreign exchange contracts to exchange Euros for U.S. dollars, Pound Sterling for U.S. dollars and Pound Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to the Company’s estimate of market conditions and the terms and length of specific sales contracts.

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

The forward foreign exchange contracts generally require the Company to exchange Euros for U.S. dollars, Pound Sterling for U.S. dollars or Pound Sterling for Euros at maturity, at rates agreed upon at the inception of the contracts. The Company’s counterparties to these derivative transactions are major financial institutions with an investment grade or better credit rating; however, the Company is exposed to credit risk with these institutions. The credit risk is limited to the unrealized gains in such contracts should these counterparties fail to perform as contracted.

At September 30, 2009, forward foreign exchange contracts with a notional value of $17,943,000 were outstanding to exchange various currencies with maturities ranging from October 2009 to June 2010, to sell the equivalent of approximately $3,638,000 in foreign currencies at contracted rates and to buy approximately $14,305,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. At September 30, 2009, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

The fair value of the Company’s derivatives on its consolidated balance sheets are as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2009	December 31, 2008	Balance Sheet Location	September 30, 2009	December 31, 2008
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$145	$2,585	Accrued liabilities	$694	$333

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	—	118	Accrued liabilities	—	105

Total derivatives		$145	$2,703		$694	$438

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(4,070)	$2,176	Cost of goods sold	$1,877	$(1,538)	General and administrative expenses	$146	$262

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
		2009	2008
Foreign exchange contracts	General and administrative expenses	$(6)	$569

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the three months ended September 30, 2009 and 2008 are as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(422)	$2,195	Cost of goods sold	$289	$(740)	General and administrative expenses	$(150)	$98

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
		2009	2008
Foreign exchange contracts	General and administrative expenses	$95	$569

6.	Bank Lines of Credit and Other Debt

At September 30, 2009 and December 31, 2008, the Company had debt outstanding of $8,529,000 and $5,376,000 (attributable to Palladium), respectively, (excluding outstanding letters of credit of $1,380,000 and $1,399,000 at September 30, 2009 and December 31, 2008, respectively).

Effective June 30, 2009, the Company amended certain of its bank agreements, reducing the amount it can borrow on its lines of credit facilities. Pursuant to the amendment, certain covenants have been eliminated and the Company has agreed to collateralize its lines of credit with $22,270,000 of cash held at the bank, which is shown as “Restricted Cash and Cash Equivalents” in the Company’s Consolidated Balance Sheet at September 30, 2009. The covenants that have been eliminated are the Company’s obligation (1) to maintain at all times unencumbered liquid assets having an aggregate market value of not less than $100,000,000; (2) to maintain positive net income after taxes and extraordinary items on a rolling four consecutive fiscal quarter basis; and (3) not to declare or pay dividends or redeem stock in an aggregate amount greater than $150,000,000. The terms of the lines of credit are as follows (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
Domestic	$—	$1,380	$8,620	$10,000	Prime - 0.75%	July 1, 2010

Europe	$—	$—	$4,500	$4,500	LIBOR + 1.25%; IBOR + 1.25%	July 1, 2010; mutually cancelable at any time

Asia	$—	$—	$3,000	$3,000	LIBOR + 1.25%; Australian Bank Bill Buying Rate + 1.25%	July 1, 2010

Canada	$—	$—	$1,000	$1,000	Canadian Prime	July 1, 2010

At September 30, 2009, Palladium had an outstanding balance on secured lines of credit with various banks of $2,383,000, which carry variable interest rates ranging from 2.03% to 2.86%, and mature on December 31, 2009. Under these lines of credit, the maximum facility amount available between July 1 through December 31, 2009 range from €1,700,000 to €2,400,000 (or approximately $2,479,000 to $3,500,000). Palladium also has a €4,000,000 (or approximately $5,834,000) secured line of credit with a bank at a variable rate of interest (1.51% at September 30, 2009), maturing on December 31, 2009, which carries an outstanding balance at September 30, 2009 of $5,042,000. In addition, Palladium has secured term loans with various banks that carry a fixed rate of interest ranging from 5.42% to 5.84%, which mature between February 2012 through February 2013 and carry outstanding balances totaling $1,088,000 at September 30, 2009. Accrued interest on all these facilities was $16,000 at September 30, 2009. There were no letters of credit outstanding under these facilities at September 30, 2009 and December 31, 2008.

Interest expense of $176,000 and $59,000 was incurred on the Company’s bank loans and lines of credit during the nine and three months ended September 30, 2009, respectively. Interest expense of $117,000 was incurred on the Company’s bank loans and lines of credit during the nine and three months ended September 30, 2008.

7.	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, outstanding borrowings under the lines of credit and short-term debt, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The fair value of long-term debt is measured by obtaining the current interest rate from the financial institutions and then comparing that to the actual interest rate owed on the debt. At September 30, 2009, the fair value of the Company’s long-term debt is estimated at $767,000.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2009 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$31,197	$15,111	$16,086	$—
Forward Exchange Contracts – Assets	$145	$—	$145	$—
Forward Exchange Contracts – Liabilities	$694	$—	$694	$—

The Company purchases its investments held available for sale through several major financial institutions. These financial institutions have hired a third party to measure fair value of these investments.

U.S. Treasury securities are measured at fair value by obtaining information from a number of live data sources including active market makers and inter-dealer brokers. Sources are reviewed on based their historical accuracy for individual issues and maturity ranges.

U.S. Government corporate and agency securities are measured at fair value by obtaining (a) a bullet (non-call) spread scale that is created for each issuer going out to forty years (these spreads represent credit risk and are obtained from the new issue market, secondary trading and dealer quotes), (b) an option adjusted spread model which is incorporated to adjust spreads of issues that have early redemption features and (c) final spreads are added to the U.S. Treasury curve and a special cash discounting yield/price routine calculates prices from final yields to accommodate odd coupon payment dates. Evaluators maintain quality by surveying the dealer community, obtaining benchmark quotes, incorporating relevant trade data and updating spreads daily.

The Company’s counterparty (“Counterparty”) to a majority of its forward exchange transactions is a major financial institution. These forward exchange contracts are measured at fair value using a “mid-market” valuation which represents either (1) the Counterparty’s good faith estimate of the mid-market value of the position, based on estimated or actual bids and offers for the positions, or (2) a “mid-market” price generated by proprietary valuation models utilized by the Counterparty.

8.	Taxes

The federal income tax returns of the Company for the years ended 2006 and 2007 are currently under examination by the Internal Revenue Service. The examination is on-going and the Company does not believe an additional accrual is necessary at this time.

The Company did not record any valuation allowances against deferred tax assets at September 30, 2009. Based on the Company’s history of prior operating earnings and its expectations for future operating earnings, the Company believes that it will more likely than not recognize fully these deferred tax assets.

9.	Segment Information

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Revenues from unrelated entities (1):
United States	$83,094	$111,859	$23,982	$35,776
EMEA	78,849	114,814	32,391	39,677
Other International	36,766	47,242	14,260	17,176

	$198,709	$273,915	$70,633	$92,629

Inter-geographic revenues:
United States	$3,874	$5,774	$1,389	$1,777
EMEA	11	3	—	—
Other International	35	33,378	9	8,992

	$3,920	$39,155	$1,398	$10,769

Total revenues:
United States	$86,968	$117,633	$25,371	$37,553
EMEA	78,860	114,817	32,391	39,677
Other International	36,801	80,620	14,269	26,168
Less inter-geographic revenues	(3,920)	(39,155)	(1,398)	(10,769)

	$198,709	$273,915	$70,633	$92,629

Operating (loss)/profit:
United States	$(8,915)	$3,484	$(3,415)	$188
EMEA	516	18,670	4,018	4,530
Other International	4,539	9,826	658	3,904
Less corporate expenses (2)	(14,642)	(21,594)	(4,621)	(6,191)
Eliminations	(1,263)	(1,514)	(677)	(1,950)

	$(19,765)	$8,872	$(4,037)	$481

	September 30, 2009	December 31, 2008
Identifiable assets:
United States	$88,253	$102,049
EMEA	55,856	57,178
Other International	27,886	28,940
Corporate assets and eliminations (3)	187,178	206,123

	$359,173	$394,290

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company and are not segment/region specific. Corporate expenses decreased for the nine and three months ended September 30, 2009 as a result of a decrease in data processing expenses, legal expenses and accounting expenses. The decrease in data processing expenses was a result of a decrease in on-going maintenance expense for the Company’s SAP computer software system which resulted from a completion of the SAP implementation in certain international regions in the fourth quarter of 2008. The decrease in legal expenses was a result of a decrease in expenses incurred to defend the Company’s trademarks. The decrease in accounting expenses was a result of lower auditing fees for non-recurring 2008 events and a reduction of the outsourcing of certain accounting services. During the three months ended September 30, 2009, the decrease in corporate expenses were offset by an increase in compensation expenses, which includes bonus/incentive related expenses and employee recruiting and relocation expenses, resulting from an increase in stock option compensation expense.
(3)	Corporate assets include cash and cash equivalents and intangible assets.

During the nine and three months ended September 30, 2009 and 2008, the Company did not have over 10% of revenues attributable to one customer.

10.	Other Expense/Income

Other expense for the nine months ended September 30, 2009 includes a loss upon purchase of the remaining 43% of Palladium of $2,616,000, see Note 11 for further discussion, offset by a gain on sale of certain assets of the Royal Elastics brand of $1,367,000, see Note 12 for further discussion. Other expense for the three months ended September 30, 2009 includes an adjustment of $486,000 which reduces the gain on sale of certain assets of the Royal Elastics brand, which had occurred in the second quarter of 2009.

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

11.	Palladium Purchase and Purchase Price Allocation

On June 2, 2009, the Company entered into Amendment No. 1 to the Share Purchase and Shareholders’ Rights Agreement by and among Christophe Mortemousque, Palladium and the Company providing for the purchase of the remaining 43% equity interest in Palladium for €5,000,000 plus a variable future price (see discussion below). The payment of the €5,000,000 (or $7,034,000) was paid on June 16, 2009.

The future purchase price is equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 less €3,300,000, but not to exceed €6,700,000. The fair value of this new liability (the “Contingent Purchase Price” or “CPP”) will be determined each quarter based on the current quarter’s projection of EBITDA for the twelve months ended December 31 of the current year, less €3,300,000, but not less than zero. The change in CPP is based on the current quarter’s EBITDA projection and will be recognized as interest income or interest expense during the current quarter. The fair value of the CPP at September 30, 2009 was zero.

As a result of this transaction the Company recognized a loss of $2,616,000 on the purchase, which is recorded in Other (Expense)/Income, net on the Consolidated Statement of Earnings/Loss. The loss was calculated as the difference between the purchase price and the Mandatorily Redeemable Minority Interest (“MRMI”). The Company acquired the initial 57% equity interest in Palladium on July 1, 2008 and in accordance with the provisions of Accounting Standards Codification (“ASC”) No. 805, “Business Combinations” and ASC No. 480, “Distinguishing Liabilities from Equity,” the acquisition of Palladium was recorded as a 100% purchase acquisition without reflecting any minority interest but recognizing the MRMI liability.

In addition, in accordance with ASC No. 805, certain adjustments were made to goodwill to finalize the purchase accounting for the acquisition of Palladium. Goodwill was reduced by $3,077,000 and a deferred tax asset was created. The deferred tax asset recognized represents Palladium’s pre-acquisition net operating losses. The Company believes that these net operating losses will be utilized in the future which is based on anticipated future taxable income sufficient to utilize these losses and the indefinite carry-forward of net operating losses allowed for under local tax law.

The fair value of the MRMI was determined each quarter based on Palladium’s current quarter’s projection of EBITDA for the twelve months ended December 31 of the current year, but not less than the amount determined at the previous twelve month measurement date. The change in MRMI is based on Palladium’s current quarter’s EBITDA projection and is recognized as interest income or interest expense during the current quarter. The change in the fair value of MRMI during the nine months ended September 30, 2009 is as follows (in thousands):

Nine Months Ended September 30, 2009

Beginning Balance	$3,759
Change in EBITDA projection	658
Purchase of remaining 43% of Palladium	(4,417)

Ending Balance	$—

12.	Sale of Royal Elastics

On April 30, 2009, the Company sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1.0 million, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4.0 million. The Company expects to receive $2.9 million in cash prior to April 30, 2010 from REH (of which the Company has received approximately $1.6 million as of September 30, 2009) and has also received a $1.1 million promissory note from REH for the remaining balance. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. In the third quarter of 2009, the Company recognized a reserve of approximately $486,000 relating to the remaining amount expected to be received by April 2010 (or approximately $1.3 million as of September 30, 2009), which reduced the overall gain on sale. The pre-tax gain on sale is $1.4 million for the nine months ended September 30, 2009. The gain on sale is recorded in Other (Expense)/Income, net on the Consolidated Statement of Earnings/Loss. Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the accompanying financial statements. The operations of Royal Elastics for the nine and three months ended September 30, 2009 and 2008 are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Revenues	$5,266	$9,966	$509	$3,188
Cost of goods sold	3,673	6,350	604	1,860

Gross profit	1,593	3,616	(95)	1,328
Selling, general and administrative expenses	1,757	5,784	107	1,720

Operating loss	(164)	(2,168)	(202)	(392)
Interest expense, net	(698)	(977)	(228)	(308)

Loss before income taxes	(862)	(3,145)	(430)	(700)
Income tax benefit	(646)	(1,387)	(134)	(260)

Net loss from discontinued operations	$(216)	$(1,758)	$(296)	$(440)

13.	Recent Accounting Pronouncements

In the third quarter of 2009, the Company adopted Financial Accounting Standards (“FASB”) ASC No. 105, “Generally Accepted Accounting Principles” (the “Codification”). ASC No. 105 has become the single source of authoritative non-S.E.C. U.S. GAAP for non-governmental entities. The FASB will no longer issue new standards in the form of Statements of Financial Accounting Standards, FASB Staff Positions or EITF Abstracts. The FASB will issue new guidance as Accounting Standards Updates, which will include revisions to the Codification, as well as background information and the FASB’s basis for conclusions for new guidance. The adoption of ASC No. 105 did not result in a change in current practice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of all our product offerings; demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; consumer confidence; the availability of credit facilities for our customers, the tightening of credit and liquidity for our customers and/or the overall stability of credit markets; the level of consumer disposable income and consumer purchasing patterns; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and timely commercialization; the price that we charge for our products; the ability and costs incurred to secure and protect trademarks, patents, and other intellectual property; counterfeiting and infringement of our intellectual property and any action by the United States or foreign governments to protect and enforce our intellectual property; inadvertent and nonwillful infringement on others’ trademarks, patents and other intellectual property; difficulties in operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and communication systems; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential natural disasters or other serious disruptions due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on independent contract manufacturers to manufacture product in a timely and cost-efficient manner while maintaining specified quality standards; dependence on distributors and licensees; dependence on major customers; success of our customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased material and/or labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, limitations on conversion of foreign currencies into U.S. Dollars, new investment regulation and other restrictions by foreign governments, restriction on dividend payments and other payments by foreign subsidiaries and other restrictions on transfers of funds to or from foreign countries, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; the ability for a limited number of stockholders to exert significant influence on us; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

Our total revenues decreased 27.5% and 23.7% in the nine and three months ended September 30, 2009 from the nine and three ended September 30, 2008, respectively. Our overall gross profit margins, as a percentage of revenues, decreased to 35.7% and 37.2% for the nine and three months ended September 30, 2009 compared to 43.5% and 39.8% for the nine and three months ended September 30, 2008, respectively, as a result of product mix, including a higher percentage of closeout product sold during the nine and three months ended September 30, 2009 compared to the nine and three months ended September 30, 2008. The current downturn of the worldwide economy has had and will continue to have an adverse affect on our business. Our selling, general and administrative expenses decreased to $90,609,000 for the nine months ended September 30, 2009 from $110,326,000 for the nine months ended September 30, 2008, as a result of decreases in advertising expenses, data processing expenses, legal expenses, compensation expenses and warehousing expenses. Our selling, general and administrative expenses decreased to $30,329,000 for the three months ended September 30, 2009 from $36,409,000 for the three months ended September 30, 2008, as a result of decreases in advertising expenses, compensation expenses and data processing expenses. Included in other (expense)/income, net, for the nine months ended September 30, 2009, is a loss of $2,616,000 upon the purchase of the remaining 43% of Palladium, offset by a gain of $1,367,000 on the sale of certain assets related to the Royal Elastics brand, which is shown in the consolidated financial statements as a discontinued operation. During the three months ended September 30, 2009, an adjustment of $486,000 was recognized to reduce the gain on sale of certain assets of the Royal Elastics brand that occurred in the second quarter of 2009. During the nine months ended September 30, 2008, we received a settlement payment of $30,000,000 in connection with a lawsuit defending our trademarks, which is included in other (expense)/ income, net. At September 30, 2009, our total futures orders with start ship dates from October 2009 through March 2010 were $67,996,000, a decrease of 32.1% from September 30, 2008. Of this amount, domestic futures orders were $23,121,000, a decrease of 36.8%, and international futures orders were $44,875,000, a decrease of 29.3%. We incurred a net loss for the nine months ended September 30, 2009 of $15,474,000 (including net other expense described above), or $0.44 per diluted share, compared to net earnings and earnings per diluted share for the nine months ended September 30, 2008 of $34,599,000 (including the settlement payment described above), or $0.98 per diluted share. We incurred a net loss for the three months ended September 30, 2009 of $2,884,000 (including net other expense described above), or $0.08 per diluted share, compared to net earnings and earnings per diluted share for the three months ended September 30, 2008 of $1,066,000, or $0.03 per diluted share.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the Consolidated Statements of Earnings/Loss relative to revenues.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.3	56.5	62.8	60.2
Gross profit	35.7	43.5	37.2	39.8
Selling, general and administrative expenses	45.6	40.3	42.9	39.3
Other (expense)/income, net	(0.6)	11.0	(0.7)	—
Interest income, net	0.3	2.3	0.5	2.5
(Loss)/Earnings before income taxes and discontinued operations	(10.2)	16.5	(5.9)	3.0
Income tax (benefit)/expense	(2.5)	3.3	(2.2)	1.4
Loss from discontinued operations, net of income tax benefit	(0.1)	(0.6)	(0.4)	(0.5)
Net (Loss)/Earnings	(7.8)	12.6	(4.1)	1.1

Revenues

K•Swiss brand revenues decreased to $178,058,000 for the nine months ended September 30, 2009 from $263,967,000 for the nine months ended September 30, 2008, a decrease of $85,909,000 or 32.5%. K•Swiss brand revenues decreased to $59,424,000 for the three months ended September 30, 2009 from $82,681,000 for the three months ended September 30, 2008, a decrease of $23,257,000 or 28.1%. The decrease for the nine and three months ended September 30, 2009 was the result of a decrease in the volume of footwear sold as well as lower average wholesale prices per pair. The volume of footwear sold decreased to 6,959,000 and 2,242,000 pair for the nine and three months ended September 30, 2009, respectively, from 9,193,000 and 2,982,000 pair for the nine and three months ended September 30, 2008, respectively. The decrease in the volume of footwear sold for the three months ended September 30, 2009 was primarily the result of decreased sales of the lifestyle category of 30.6%, offset by an increase in sales of the performance category of 19.1%. The average wholesale price per pair decreased to $23.86 for the nine months ended September 30, 2009 from $27.60 for the nine months ended September 30, 2008, a decrease of 13.6%, and to $24.56 for the three months ended September 30, 2009 from $26.44 for the three months ended September 30, 2008, a decrease of 7.1%. The decrease in the average wholesale prices per pair for the nine and three months ended September 30, 2009, resulted from the product mix of sales, which included a higher percentage of sales of closeout product, and from the geographic mix of sales, in which domestic sales generally sell at a lower price; and a general decline in worldwide selling prices.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Domestic
K•Swiss brand	$82,764	$111,859	(26.0)%	$23,657	$35,776	(33.9)%
Palladium brand	330	—	100.0%	330	—	100.0%

Total domestic	$83,094	$111,859	(25.7)%	$23,987	$35,776	(33.0)%

International
K•Swiss brand	$95,294	$152,108	(37.4)%	$35,767	$46,905	(23.7)%
Palladium brand	20,321	9,948	104.3%	10,879	9,948	9.4%

Total international	$115,615	$162,056	(28.7)%	$46,646	$56,853	(18.0)%

Total Revenues	$198,709	$273,915	(27.5)%	$70,633	$92,629	(23.7)%

Customer acceptance of our domestic and international product has been weak and is likely to continue for the near term. In addition, the current downturn of the worldwide economy has had and will continue to have an adverse affect on our business.

Gross Margin

Gross profit margins, as a percentage of revenues, decreased to 35.7% for the nine months ended September 30, 2009, from 43.5% for the nine months ended September 30, 2008, and decreased to 37.2% for the three months ended September 30, 2009, from 39.8% for the three months ended September 30, 2008. Gross profit margins for the nine and three months ended September 30, 2009 were affected by product mix changes, geographic mix of sales and a general decline in selling prices. For the nine and three months ended September 30, 2009, there was a higher percentage of sales of closeout product compared to the nine and three months ended September 30, 2008, contributing to the decrease in gross profit margin. In addition, for the nine months ended September 30, 2009, there was a shift to domestic revenues comprising a larger percentage of total revenues, and as noted above, domestic sales generally sell at lower prices which in turn yield a lower gross profit margin than international sales. Our gross margins may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses decreased to $90,609,000 (45.6% of revenues) for the nine months ended September 30, 2009, from $110,326,000 (40.3% of revenues) for the nine months ended September 30, 2008, a decrease of $19,717,000 or 17.9%, and decreased to $30,329,000 (42.9% of revenues) for the three months ended September 30, 2009, from $36,409,000 (39.3% of revenues) for the three months ended September 30, 2008, a decrease of $6,080,000 or 16.7%. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2009 is a result of decreases in advertising expenses, data processing expenses, legal expenses, compensation expenses and warehousing expenses. The decrease in selling, general and administrative expenses for the three months ended September 30, 2009 is a result of decreases in advertising expenses, compensation expenses and data processing expenses. Advertising expenses decreased 35.5% and 23.5% for nine and three months ended September 30, 2009, respectively, primarily due to decreases in both domestic and international markets as part of an effort to reduce costs as our business declines. Data processing expenses decreased 33.4% and 35.0% for the nine and three months ended September 30, 2009, respectively, as a result of the decreases in on-going maintenance expense for our SAP computer software system which resulted from the completion of the SAP implementation in certain international regions in the fourth quarter of 2008. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, decreased 5.9% and 11.2% for the nine and three months ended September 30, 2009, respectively, as a result of decreases in headcount and other bonuses/incentive related expenses, offset by an increase in stock option compensation expenses. Legal expenses decreased 50.0% for the nine months ended September 30, 2009, as a result of the decreased expenses incurred to defend our trademarks. Warehousing expenses decreased 17.2% for the nine months ended September 30, 2009, as a result of lower level of sales. Corporate expenses of $14,642,000 and $4,621,000 for the nine and three months ended September 30, 2009, respectively, compared to $21,594,000 and $6,191,000 for the nine and three months ended September 30, 2008, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company. Corporate expenses decreased for the nine and three months ended September 30, 2009 as a result of a decrease in data processing expenses, legal expenses and accounting expenses. The decrease in data processing expenses and legal expenses are due to the reasons discussed above. The decrease in accounting expenses was a result of lower auditing fees for non-recurring 2008 events and a reduction of the outsourcing of certain accounting services. During the three months ended September 30, 2009, the decrease in corporate expenses were offset by an increase in compensation expenses resulting from an increase in stock option compensation expense.

Other (Expense)/Income, Interest and Taxes

Other expense for the nine months ended September 30, 2009 includes a loss upon the purchase of the remaining 43% of Palladium of $2,616,000, offset by a gain on the sale of certain assets of the Royal Elastics brand of $1,367,000. Other expense for the three months ended September 30, 2009 includes an adjustment of $486,000 reducing the gain on sale of certain assets of the Royal Elastics brand, which had occurred in the second quarter of 2009.

On April 30, 2009, we sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1.0 million, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4.0 million. We expect to receive $2.9 million in cash by April 30, 2010 from REH (of which the Company has received approximately $1.6 million as of September 30, 2009) and have also received a $1.1 million promissory note from REH for the remaining balance. In the third quarter of 2009, the Company recognized a reserve of approximately $486,000 relating to the remaining amount expected to be received by April 2010 (or approximately $1.3 million as of September 30, 2009), which reduced the overall gain on sale. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016.

On June 16, 2009, we purchased the remaining 43% equity interest in Palladium for €5,000,000 (or $7,034,000) and recognized a loss of $2,616,000 on the purchase. The loss was calculated as the difference between the purchase price and the recorded Mandatorily Redeemable Minority Interest (“MRMI”). We acquired the initial 57% equity interest in Palladium on July 1, 2008 and the acquisition of Palladium was recorded as a 100% purchase acquisition without reflecting any minority interest but recognizing the MRMI liability.

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

Net interest income was $698,000 (0.3% of revenues) and $354,000 (0.5% of revenues) for the nine and three months ended September 30, 2009, respectively, compared to $6,501,000 (2.3% of revenues) and $2,345,000 (2.5% of revenues) for the nine and three months ended September 30, 2008, representing a decrease of $5,803,000 and $1,991,000 for the nine and three months ended September 30, 2009, respectively, compared to the same prior year period. The decrease in net interest income for the nine and three months ended September 30, 2009 was the result of lower average cash balances, lower interest rates and interest expense incurred by Palladium on lines of credit, and for the nine months ended September 30, 2009, recognition of the change in the fair value of the MRMI.

Our effective tax benefit was 24.9% and 37.9% for the nine and three months ended September 30, 2009, respectively compared to an effective tax rate of 19.9% and 46.7% for the nine and three months ended September 30, 2008, respectively. On a quarterly basis, we estimate what our effective tax rate will be for the full calendar year by estimating pre-tax income, excluding significant or infrequently occurring items, and tax expense for the remaining quarterly periods of the year. The estimated annual effective tax rate is then applied to year-to-date pre-tax income to determine the estimated year-to-date and quarterly tax expense. The income tax effects of infrequent or unusual items are recognized in the quarterly period in which they occur. As the year progresses, we continually refine our estimate based upon actual events and earnings. This continual estimation process periodically results in a change to our expected annual effective tax rate. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision equals the estimated annual rate. Our effective tax rate fluctuates mainly due to our geographic mix of sales and earnings. In addition, starting January 1, 2005, provision has not been made for United States income taxes on earnings of selected international subsidiary companies as these are intended to be permanently invested.

At September 30, 2009, uncertain tax positions and the related interest were $6,047,000 and $854,000, respectively, all of which would affect the income tax rate if reversed. During the nine months ended September 30, 2009, we recognized income tax expense related to uncertain tax positions of $9,000 and during the three months ended September 30, 2009, we recognized an income tax benefit related to certain net reversals of uncertain tax positions of $547,000. During the nine and three months ended September 30, 2008, we recognized income tax expense related to uncertain tax positions of $1,547,000 and $566,000, respectively.

The net loss for the nine months ended September 30, 2009 was $15,474,000, or $0.44 per share (diluted loss per share), compared to net earnings of $34,599,000, or $0.98 per share (diluted earnings per share), for the nine months ended September 30, 2008. The net loss for the three months ended September 30, 2009 was $2,884,000, or $0.08 per share (diluted loss per share), compared to net earnings of $1,066,000, or $0.03 per share (diluted earnings per share), for the three months ended September 30, 2008. Net loss and diluted loss per share for the nine months ended September 30, 2009 included the pre-tax loss of $1,249,000 from the pre-tax loss on the purchase of the remaining 43% of Palladium, offset by the net pre-tax gain on the sale of certain Royal Elastics assets, described above, or $0.04 per diluted share (after tax). Net loss and diluted loss per share for the three months ended September 30, 2009 included the pre-tax loss adjustment of $486,000 on the gain on sale of certain Royal Elastics assets, described above, or $0.01 per diluted share (after tax). Net earnings and diluted earnings per share for the nine months ended September 30, 2008 included the pre-tax settlement of litigation of $30,000,000, described above, or $0.52 per diluted share (after tax).

Backlog

At September 30, 2009 and 2008, total futures orders with start ship dates from October 2009 and 2008 through March 2010 and 2009 were approximately $67,996,000 and $100,076,000, respectively, a decrease of 32.1%. The 32.1% decrease in total futures orders is comprised of a 36.4% decrease in the fourth quarter 2009 futures orders and a 29.1% decrease in the first quarter 2010 futures orders. At September 30, 2009 and 2008, domestic futures orders with start ship dates from October 2009 and 2008 through March 2010 and 2009 were approximately $23,121,000 and $36,583,000, respectively, a decrease of 36.8%. At September 30, 2009 and 2008, international futures orders with start ship dates from October 2009 and 2008 through March 2010 and 2009 were approximately $44,875,000 and $63,493,000, respectively, a decrease of 29.3%. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty.

Liquidity and Capital Resources

We experienced net cash outflows from continuing operations of approximately $29,351,000 from our operating activities during the nine months ended September 30, 2009 compared to net cash inflows from continuing operations of approximately $17,350,000 from our operating activities during the nine months ended September 30, 2008. The decrease in operating cash inflows from the prior year is due the decrease in net earnings and to the differences in the amounts of changes in accounts payable and accrued liabilities, deferred income taxes and MRMI, offset by the differences in the amounts of changes in inventories and accounts receivable.

We had net cash outflows from our investing activities of approximately $54,418,000 and $12,670,000 for the nine months ended September 30, 2009 and 2008, respectively, due to the purchase of property, plant and equipment for the nine months ended September 30, 2009 and 2008, and the purchase of intangible assets and Palladium for the nine months ended September 30, 2008. The decrease in investment in property, plant and equipment in 2009 is due to the completion of the implementation of SAP information management software in certain international regions in the fourth quarter of 2008. In addition, cash used for investing activities for the nine months ended September 30, 2009, included $22,270,000 in restricted cash and cash equivalents, see discussion below, and the purchase of investments in available for sale securities of $31,115,000.

We had net cash inflows from our financing activities of approximately $3,661,000 and net cash outflows from financing activities of approximately $666,000 for the nine months ended September 30, 2009 and 2008, respectively. The net cash inflows from financing activities for the nine months ended September 30, 2009 were due to net borrowings on Palladium debt and proceeds from stock option exercises. The net cash outflows from financing activities for the nine months ended September 30, 2008, were due to payment of cash dividends and purchase of our outstanding stock under our current stock repurchase program, offset by net borrowings on Palladium debt and proceeds from stock option exercises.

On October 26, 2004, the Board of Directors authorized a stock repurchase program to supplement prior stock repurchase programs, which allow us to repurchase through December 2009, up to 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. As of September 30, 2009, a maximum of 3,911,289 shares may be repurchased pursuant to the stock repurchase program. We adopted this program because we believe that depending upon the then-array of alternatives, repurchasing our shares can be a good use of excess cash. Currently, we have made purchases under all stock repurchase programs from August 1996 through November 4, 2009 (the day prior to the filing of the Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At September 30, 2009, we had debt outstanding of $8,529,000 (attributable to Palladium) (excluding outstanding letters of credit of $1,380,000 at September 30, 2009). Effective June 30, 2009, we amended certain of our bank agreements, reducing the amount we can borrow on our lines of credit facilities. Pursuant to the amendment, certain covenants have been eliminated and we have agreed to collateralize our lines of credit with $22,270,000 of cash held at the bank, which is shown as “Restricted Cash and Cash Equivalents” in the Company’s Consolidated Balance Sheet at September 30, 2009. The covenants that have been eliminated are the Company’s obligation (1) to maintain at all times unencumbered liquid assets having an aggregate market value of not less than $100,000,000; (2) to maintain positive net income after taxes and extraordinary items on a rolling four consecutive fiscal quarter basis; and (3) not to declare or pay dividends or redeem stock in an aggregate amount greater than $150,000,000. The terms of the lines of credit are as follows at September 30, 2009 (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date

Domestic	$—	$1,380	$8,620	$10,000	Prime - 0.75%	July 1, 2010

Europe	$—	$—	$4,500	$4,500	LIBOR + 1.25%; IBOR + 1.25%	July 1, 2010; mutually cancelable at any time

Asia	$—	$—	$3,000	$3,000	LIBOR + 1.25%; Australian Bank Bill Buying Rate + 1.25%	July 1, 2010

Canada	$—	$—	$1,000	$1,000	Canadian Prime	July 1, 2010

At September 30, 2009, Palladium had an outstanding balance on secured lines of credit with various banks of $2,383,000, which carry variable interest rates ranging from 2.03% to 2.86%, and mature on December 31, 2009. Under these lines of credit, the maximum facility amount available between July 1 through December 31, 2009 range from €1,700,000 to €2,400,000 (or approximately $2,479,000 to $3,500,000). Palladium also has a €4,000,000 (or approximately $5,834,000) secured line of credit with a bank at a variable rate of interest (1.51% at September 30, 2009), maturing on December 31, 2009, which carries an outstanding balance at September 30, 2009 of $5,042,000. In addition, Palladium has secured term loans with various banks that carry a fixed rate of interest ranging from 5.42% to 5.84%, which mature between February 2012 through February 2013 and carry outstanding balances totaling $1,088,000 at September 30, 2009. Accrued interest on all these facilities was $16,000 at September 30, 2009. There were no letters of credit outstanding under these facilities at September 30, 2009 and December 31, 2008.

No other material capital commitments existed at September 30, 2009. Depending on our future growth rate, funds may be required by our operating activities. With continued use of our revolving credit facilities, existing cash balances and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2009. At September 30, 2009, we were in compliance with all relevant covenants under our credit facilities.

Our working capital decreased $18,804,000 to $261,833,000 at September 30, 2009 from $280,637,000 at December 31, 2008. Working capital decreased during the nine months ended September 30, 2009 mainly due to a decrease in cash and cash equivalents (including restricted cash), inventory and prepaid expenses and other current assets, offset by a decrease in trade accounts payable and accrued liabilities and increases in investments available for sale and accounts receivable.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the nine and three months ended September 30, 2009 or 2008, nor did we have any off-balance sheet arrangements outstanding at September 30, 2009 or 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which Item 7A is hereby incorporated by reference.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2009 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In October 2004, the Board of Directors approved a 5 million share repurchase program which expires in December 2009. During the third quarter of 2009, the Company did not repurchase any shares of K•Swiss Class A Common Stock. Approximately 3,911,289 shares of K•Swiss Class A Common Stock remain available for repurchase under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Second Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on March 27, 2009)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 filed with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. 2009 Stock Incentive Plan (incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the S.E.C. on May 22, 2009)

10.6	K•Swiss Inc. Employee Stock Option Agreement (Officers) Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.7	K•Swiss Inc. Non-Employee Director Stock Option Agreement Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.8	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1993)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 1994)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.16	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.17	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.18	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.19	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated August 1, 2009

10.20	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.21	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.22	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.23	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.24	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.25	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between K•Swiss and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.26	Amendment No. 2 to Loan Agreement, dated June 28, 2007, between K•Swiss and Bank of America (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 29, 2007)

10.27	Amendment No. 3 to Loan Agreement, dated March 28, 2008, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.1 to Registrant’s Form 8-K filed with the S.E.C. on March 28, 2008)

10.28	Amendment No. 4 to Loan Agreement, dated June 30, 2009, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.27 to the Registrant’s Form 10-Q filed with the S.E.C. on August 6, 2009)

10.29	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.30	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.31	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.32	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.33	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.34	Amendment No. 1 to Share Purchase and Shareholders’ Rights Agreement, dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 4, 2009)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K•Swiss Inc.

Date: November 4, 2009	By:	/s/ George Powlick
George Powlick,
Vice President Finance, Chief Administrative Officer, Chief Financial Officer, Secretary and Director

EXHIBIT INDEX

Exhibit
10.19	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated August 1, 2009.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002