Form 10-K
period 2009-12-31
K SWISS INC
filed 2010-02-18
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the Class A Common Stock on the Nasdaq Global Select Market on such date was $227,604,636.

The number of shares of the Registrant’s Class A Common Stock outstanding at February 17, 2010 was 27,098,140 shares. The number of shares of the Registrant’s Class B Common Stock outstanding at February 17, 2010 was 8,039,524 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2010 Annual Stockholders Meeting are incorporated by reference into Part III.

K·SWISS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business

Company History and General Strategy

K•Swiss Inc. designs, develops and markets an array of athletic footwear for high performance sports use, fitness activities and casual wear under the K•Swiss brand. We also design and manufacture footwear under the Palladium brand. Palladium designs, develops and markets footwear for adventurers for all terrains. Sales of the Palladium brand were approximately 9.8% of total sales in 2009.

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

In November 2001, we acquired the worldwide rights and business of Royal Elastics, an Australian-based designer and manufacturer of elasticated footwear. The purchase excluded distribution rights in Australia, which were retained by Royal Management Pty, Ltd. In April 2009, we sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction. Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the accompanying financial information.

In July 2008, we purchased a 57% equity interest in Palladium for a total purchase price of €5.3 million, or approximately $8.5 million (including a loan of €3.65 million, or approximately $5.8 million). In June 2009, we purchased the remaining 43% equity interest in Palladium for €5,000,000 plus a variable future price. The future purchase price is equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 less €3,300,000, but not to exceed €6,700,000. The fair value of this new liability (the “Contingent Purchase Price” or “CPP”) will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year, less €3,300,000, but not less than zero. The change in CPP is based on the current quarter’s EBITDA projection and will be recognized as interest income or interest expense during the current quarter. The fair value of the CPP at December 31, 2009 was zero.

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

The reclassification was a result of our brand position being directed more towards a performance orientation. Our lifestyle category will continue to emphasize the Classic and its derivatives. The performance category will now emphasize performance running, as well as tennis and training. In 2008, we entered the performance running segment with an emphasis on performance innovation. In 2009, we entered into a three year agreement to be the Official Run Course Sponsor (for footwear and apparel) of the Ford Ironman World Championship, the Foster Grant Ironman World Championship 70.3, Ford Ironman Louisville, Amica Ironman 70.3, Ironman 70.3 Boise, Ironman European Championship (Ironman 70.3 Germany), Ironman UK and Ironman 70.3 Hawaii. In 2009, we also entered into a three year agreement (through 2012) to be the Presenting Sponsor of the Los Angeles Marathon.

Revenues, by product category, for the years ended December 31, 2009 and 2008, are as follows (dollar amounts in thousands). Most styles within the lifestyle and performance categories are offered in men’s (approximately 59% of 2009 revenues), women’s (approximately 25% of 2009 revenues) and children’s (approximately 16% of 2009 revenues). There were no customers that accounted for more than 10% of total revenues during 2009. See Note M to our Consolidated Financial Statements.

	2009		2008
K•Swiss Footwear Category	$	%	$	%
Lifestyle	$152,905	73%	$253,787	83%
Performance	47,811	23	48,451	16
Other (1)	8,961	4	4,851	1

Total (2)	$209,677	100%	$307,089	100%

Domestic (2, 3)	$99,482	47%	$137,141	45%

Foreign (2, 3)	$110,195	53%	$169,948	55%

(1)	Other consists of apparel, accessories, sport sandals and blemished shoes.

(2)	For purposes of this table, revenues do not include other domestic income and fees earned on sales by foreign licensees and distributors.

(3)	Included in “Total.”

Historically, our product categories were the Classic, tennis/court, training and children’s footwear. The Classic category evolved from a shoe called the Classic, which was originally developed in 1966 as a high-performance tennis shoe. Since that time, the Classic has become a popular casual shoe. The upper of the Classic includes only three separate pieces of leather, which allows for a relatively simple manufacturing process and yields a product with few seams. This simple construction improves the shoe’s comfort, fit and durability. We have from time to time incorporated certain technical advances in materials and construction, but the Classic has remained relatively unchanged in style since 1966, and continues to be the Company’s single most important product. In 2000, we successfully launched the Classic Luxury Edition which is currently sold in the market today. In 2009, we re-mastered and re-launched the original Classic.

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

The Children’s category consisted primarily of takedowns of adult shoes from the Classic, tennis/court and training categories.

	2007
K•Swiss Footwear Category	$	%
Classic	$267,362	69%
Tennis/Court	25,854	7
Training	19,822	5
Children’s	69,732	18
Other (1)	4,650	1

Total (2)	$387,420	100%

Domestic (2, 3)	$194,949	50%

Foreign (2, 3)	$192,471	50%

(1)	Other consists of apparel, accessories, sport sandals and blemished shoes.

(2)	For purposes of this table, revenues do not include other domestic income and fees earned on sales by foreign licensees and distributors.

(3)	Included in “Total.”

Apparel and Accessories

We market a limited line of K•Swiss branded apparel and accessories. The products are designed with the same classic strategies used in the footwear line. Classic styling allows us to appeal to a variety of markets, from consumers wanting performance apparel and accessories to the casual sportstyle consumers.

K•Swiss introduced apparel in 1999, with a new 7.0 collection of high tech tennis apparel to complement our performance 7.0 collection of footwear. Our tennis and running collections continue to offer world-class performance apparel (skirts, shorts, tops, polos, dresses and warm-ups) for both men and women. Since our introduction of the 7.0 collection of tennis apparel, we have added full collections of fitness, training and running apparel to round out the performance offering. In addition, we also offer a collection for the casual athletic consumer consisting of jackets, sweaters, sweatshirts, track jackets, tee shirts, caps, socks and bags.

The apparel line is distributed through better specialty stores, resorts and fitness centers, as well as sporting goods chains and sporting goods dealers worldwide. The tennis apparel line is sold primarily through tennis specialty and tennis pro shops. We also outfit professional and celebrity figures which offers us global branding exposure. As discussed in “Products—Footwear,” K•Swiss has entered into three year agreements as the Official Run Course Sponsor of certain Ironman Events and the Presenting Sponsor of the Los Angeles Marathon. K•Swiss sells its apparel and footwear at these events and markets all products globally.

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

Domestic Marketing

Domestically, our marketing uses a variety of traditional media, including television, cinema, out-of-home advertising and sports, music and general interest/fashion magazines, as well as non-traditional media, including the internet and social media networks, public relations, sports marketing, endorsements, in-store merchandising, product seeding and sponsorship.

Our footwear products are sold domestically through 31 independent regional sales representatives and 15 Company-employed sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These sales personnel sold to approximately 2,300, 2,300 and 2,200 separate accounts as of December 31, 2009, 2008 and 2007, respectively.

We maintain a customer service department consisting of 10 persons at our Westlake Village, California facility. The customer service department accepts orders for our products, handles inquiries and notifies retailers of the status of their orders. We have made a substantial investment in computer equipment for general customer support and service, as well as for distribution. See “Distribution.”

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

To expand the sales and marketing of our products into Europe, we opened our own office in the Netherlands in 1992. Our product is sold through Company-employed sales managers, independent sales representatives and distributors. Our European marketing uses a variety of media distribution including television advertisements, which are distributed through each region’s major network channels, print media in fashion magazines, in-store merchandising and local publicity events and sponsorships.

Internationally, at the end of 2009, K•Swiss had the exclusive right to market our products in 124 countries through 10 international subsidiaries and 29 distributors.

Distribution

We purchase footwear from independent manufacturers located predominantly in China. The time required to fill new orders placed by us with our manufacturers is approximately five months. Such footwear is generally shipped in ocean containers and delivered to our facilities.

We maintain 309,000 square feet of warehouse space at a leased facility in Mira Loma, California. See “Item 2. Properties.” In some cases, large customers may receive containers of footwear directly from the manufacturer. We ship by package express or truck from California, depending upon the size of order, customer location and availability of inventory. Distribution to European customers and certain other European distributors is based out of the public distribution facility in the Netherlands. We generally arrange shipment of other international orders directly from our independent manufacturers.

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

Product Design and Development

We maintain offices in California, Taiwan and the Netherlands that include a staff of individuals responsible for the product direction for each regional market. All design activities occur in our Corporate Office in Westlake Village, California. Additionally, individuals located in our Taiwan, China and Thailand offices are responsible for the execution of the design and detailed development of new styles for all global regions. The staff receives guidance from our management team in California, who meet regularly to review sales, consumer and market trends.

Manufacturing

In 2009, approximately 78% of our footwear products were manufactured in China, approximately 21% in Thailand and approximately 1% in Taiwan. Although we have no long-term manufacturing agreements and compete with other athletic shoe companies for production facilities (including companies that are much larger than us), we believe our relationships with our footwear producers are satisfactory and that we have the ability to develop, over time, alternative sources for our footwear. Our operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers. See “Risk Factors: Because we rely on independent manufacturers to produce our products, our sales and profitability may be adversely affected if our independent manufacturers fail to meet pricing, product quality and timeliness requirements or if we are unable to obtain some components used in our products from limited supply sources or experience supply chain disruptions” and “Risk Factors: Because a large portion of our imported products are manufactured in China, our profitability may be adversely affected if the United States government takes action against China for its concern over the level of intellectual property rights protection and enforcements available in China.”

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

During 2009, our apparel and accessory products were manufactured in China, Hong Kong, Korea, Malaysia, Singapore, Taiwan, Thailand, Turkey and the United States by certain manufacturers selected by us.

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

Our footwear products entering the United States are subject to customs duties which range from 8.5% to 10.0% of factory cost on footwear made principally of leather, to duties on synthetic and textile footwear ranging from 6.0% to 20.0% plus, for certain styles, $0.90 per pair. Our footwear products, manufactured in China, entering the European Union are subject to customs duties which range from 7.0% to 8.0% of landed cost on sports/technical footwear with uppers made principally of leather, a duty rate of 16.8% for synthetic upper footwear and a duty rate ranging from 23.5% to 24.5% for leather upper footwear that is considered non-sports/non-technical or has a landed cost of under €7.50. Our footwear products, manufactured in Thailand, entering the European Union are subject to customs duties which range from 3.5% to 4.5% of landed cost on footwear with uppers made principally of leather and a duty rate of 11.9% for synthetic upper footwear. Currently, approximately 91% of our footwear volume is derived from sales of leather footwear and approximately 9% of our footwear volume is derived from sales of synthetic and textile footwear.

Backlog

“Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. At December 31, 2009 and 2008, total futures orders with start ship dates from January through June 2010 and 2009 were approximately $80,924,000 and $92,566,000, respectively, representing a decrease of 12.6% at December 31, 2009. The 12.6% decrease in total futures orders is comprised of a 22.6% decrease in the first quarter 2010 futures orders offset by a 14.4% increase in the second quarter 2010 futures orders. At December 31, 2009 and 2008, domestic futures orders with start ship dates from January through June 2010 and 2009 were approximately $29,583,000 and $31,689,000, respectively, representing a decrease of 6.6% at December 31, 2009. At December 31, 2009 and 2008, international futures orders with start ship dates from January through June 2010 and 2009 were approximately $51,341,000 and $60,877,000, respectively, representing a decrease of 15.7% at December 31, 2009.

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

Trademarks and Patents

We utilize trademarks on all our products and believe our products are more marketable on a long-term basis when identified with distinctive markings. K•Swiss® is a registered trademark in the United States and certain other countries. Our name is not registered as a trademark in certain countries because of restrictions on registering names having geographic connotations. However, since K•Swiss is not a geographic name, we have often secured registrations despite such objections. Our shield emblem and the five-stripe design are also registered in the United States and certain foreign countries. The five-stripe design is not presently registered in some countries because it has been deemed ornamental by regulatory authorities in those countries. We selectively seek to register the names of our shoes, logos and the names given to certain of our technical and performance innovations, including Aosta® rubber and Shock Spring® cushioning. We have obtained patents in the United States regarding the Bio Feedback® ankle support system, the Shock Spring® cushioning system incorporated into K•Swiss’ 7.0 System® performance tennis shoes and training line, the stability design incorporated into the Si-18® tennis shoe, and other features. The PALLADIUM trademark is registered in many jurisdictions, including the United States, Canada, China and key European markets. Applications to register the mark are pending in many other countries. The Company is taking steps to strengthen protection for the PALLADIUM trademark and other marks related to the Palladium business. We vigorously defend our trademarks and patent rights against infringement worldwide and employ independent security consultants to assist in such protection. To date, we are not aware of any significant counterfeiting problems regarding our products.

Employees

At December 31, 2009, we employed 207 persons in the United States, 194 persons in Singapore, Thailand, Taiwan, Hong Kong and China, 107 persons in the United Kingdom, Germany, France and the Netherlands and 11 persons elsewhere.

Available Information

K•Swiss’ internet address is www.kswiss.com. We make available free of charge on or through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“S.E.C.”). Materials K•Swiss files with or furnishes to the S.E.C. may be read and copied at the S.E.C.’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. This information may also be obtained by calling the S.E.C. at 1-800-SEC-0330. The S.E.C. also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the S.E.C. at www.sec.gov. The Company will provide a copy of any of the foregoing documents to stockholders upon request.

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

The market for athletic footwear is intensely competitive and if we fail to compete effectively, we could lose our market position and our business could be harmed.

The athletic footwear industry is intensely competitive. Certain of our competitors have substantially greater financial, distribution and marketing resources as well as greater brand awareness than us. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. Further, a major marketing or promotional success or technological innovation by one of our competitors could adversely impact our competitive position. In addition, the availability of overseas manufacturing opportunities and capacity more readily allows for the introduction of competitors with new products. In countries where the athletic footwear market is mature, our ability to maintain and increase our market share can principally come at the expense of our competitors, which may be difficult to accomplish. Our results of operations and market position may be adversely impacted by our competitors and the competitive pressures in the athletic footwear industry.

We believe our ability to compete effectively depends on a number of factors, including anticipating and responding to changing consumer demands in a timely manner, maintaining brand reputation and authenticity, developing high quality products that appeal to consumers, appropriately pricing our products, providing strong and effective marketing support, ensuring product availability and maintaining and effectively assessing our distribution channels, as well as many other factors beyond our control. Because many of these factors are not within our control, we may not be able to compete successfully in the future. Increased competition may result in price reductions, reduced profit margins, loss of market share, and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, each of which would adversely affect our business.

The athletic footwear business is subject to consumer preferences and unanticipated shifts in consumer preferences that could adversely affect our sales and results of operations.

The athletic footwear industry is subject to rapid changes in consumer preferences. Consumer demand for athletic footwear and apparel is heavily influenced by brand image. Our initiatives to strengthen our brand image, which include conducting market research, introducing new and innovative products and initiating focused advertising campaigns, may not be successful. Our current products may not continue to be popular and new products we introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs. Our failure to anticipate, identify and react to shifts in consumer preferences and maintain a strong brand image could have an adverse effect on our sales and results of operations. Also, if our customers purchase our products and do not have success in selling our products at retail, they may request a return or price adjustment to assist them in marking down the selling price to make the products more attractive to retail consumers.

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

The consumer environment has been particularly challenging over the last several years. The recent disruptions in the overall economy and financial markets could further reduce consumer income, liquidity, credit and confidence in the economy and result in further reductions in consumer spending. Further deterioration of the consumer spending environment may result in reduced demand for our products, which would be harmful to our financial position and results of operations.

If we fail to accurately forecast consumer demand, we may experience difficulties in handling customer orders or in liquidating excess inventories and our sales and brand image may be adversely affected.

The athletic footwear industry has relatively long lead times for the design and production of products. Consequently, we must commit to production tooling, and in some cases to production, in advance of orders based on our forecasts of consumer demand. The current economic downturn makes it increasingly difficult for us to accurately forecast product demand trends. If we fail to forecast consumer demand accurately, we may under-produce or over-produce our products. If we under-produce our products, we may experience inventory shortages which might delay shipments to customers, negatively impact retailer and distributor relationships, negatively impact our sales results and diminish brand awareness. Conversely, if we over-produce our products based on an aggressive forecast of consumer demand, retailers may not be able to sell the product and may seek to return the unsold quantities and cancel future orders. These outcomes could have an adverse effect on our sales and brand image.

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

Fluctuations in the price, availability and quality of the fabrics, leather or other raw materials used by us in our manufactured products and in the price of materials used to manufacture our footwear could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including natural resources, such as oil and electricity, increased freight costs, increased labor costs and weather conditions. In the future, we may not be able to pass all or a portion of such higher raw materials prices on to our customers.

The loss of a significant customer, or a significant reduction in our sales to such a customer, could adversely affect our sales and results of operations.

While no customer accounted for more than 10% of our total revenues in 2009, we do have significant customers. The loss of any of these customers, or a significant reduction in our sales to any of such customers, could adversely affect our sales and results of operations. In addition, if any of such customers became insolvent or otherwise failed to pay its debts, it could have an adverse affect on our results of operations.

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

The prices we are able to charge for our products depend on the type of product offered, the consumer and retailer response to the product and the prices charged by our competitors. To the extent that we are forced to lower our prices, our gross margins will be lower and our revenues and profitability may be adversely affected.

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

Significant volatility and disruption in the global capital and credit markets and an economic downturn in 2008 and 2009 have resulted in a tightening of business credit and liquidity, a contraction of consumer credit, business failures, increased unemployment and declines in consumer confidence and spending. If global economic and financial market conditions remain weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

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

The potential imposition of additional duties, quotas, tariffs and other trade restrictions could have an adverse impact on our sales and profitability.

All of the products we manufacture overseas and import into the United States, the European Union and other countries are subject to shipment inspections, audits and customs duties collected by customs authorities. Customs information submitted by the Company is routinely subject to review by customs authorities. Further, additional U.S. or foreign inspections, audits, customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions to prevent terrorism or other trade restrictions may be imposed on the importation of our products in the future. The imposition of such restrictions in foreign countries where we operate, as well as in countries where our third party distributors and licensees operate, could result in increases in the costs of our products generally and could, as a result, adversely affect our sales and profitability.

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

Because we rely on independent manufacturers to produce our products, our sales and profitability may be adversely affected if our independent manufacturers fail to meet pricing, product quality and timeliness requirements or if we are unable to obtain some components used in our products from limited supply sources or experience supply chain disruptions.

We depend upon independent manufacturers to manufacture our products in a timely and cost-efficient manner while maintaining specified quality standards. We also compete with other larger companies for production capacity of independent manufacturers that produce our products. We rely heavily on manufacturing facilities located in China. In 2009, approximately 78% of our footwear manufacturing occurred in China. We also rely upon the availability of sufficient production capacity at our manufacturers. Timely delivery of product may be impacted by factors such as weather conditions, disruption of the transportation systems or shipping lines used by our suppliers, or uncontrollable factors such as natural disasters, epidemic diseases, terrorism and war. It is essential that our manufacturers deliver our products in a timely manner and in accordance with our quality standards because our orders may be cancelled by customers if agreed-upon delivery windows are not met or products are not of agreed-upon quality. A failure by one or more of our manufacturers to meet established criteria for pricing, product quality or timely delivery could adversely impact our sales and profitability.

Because a large portion of our imported products are manufactured in China, our profitability may be adversely affected if the United States government takes action against China for its concern over the level of intellectual property rights protection and enforcements available in China.

We rely heavily on manufacturing facilities located in China. The United States government has expressed serious concern over the level of intellectual property rights protection and enforcement available in China and the United States Trade Representative has in turn included China on its Priority Watch List. If the United States government takes action against China for its failure to adequately protect intellectual property rights, the result of that action could, among other things, include the imposition of trade sanctions that could affect the ability of the Company to continue to import products from China, which in turn could affect the costs of products purchased and sold by the Company and lead to a decline in the Company’s profitability.

Our competitive position could be harmed if we are unable to protect our intellectual property rights. Counterfeiting of our brands can divert sales and damage our brand image.

We believe that our trademarks, patents and proprietary technologies and designs are of great value. From time to time third parties have challenged, and may, in the future, try to challenge our ownership or the validity of our intellectual property. A successful challenge to any of our significant intellectual property rights could adversely affect our business and ability to generate revenue.

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

At any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken by us. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings. We have not recorded United States income tax expense on earnings of selected foreign subsidiary companies as these are intended to be permanently invested, thus reducing our overall income tax expense. The amount of earnings designated as permanently invested is based upon our expectations of the future cash needs of our subsidiaries. Income tax considerations are also a factor in determining the amount of earnings to be permanently invested. Because the declaration involves our future plans and expectations of future events, the possibility exists that amounts declared as permanently invested may ultimately be repatriated. This would result in additional income tax expense in the year we determined that amounts were no longer permanently invested which in turn would adversely affect our results of operations.

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

At December 31, 2009, the Company’s President, Chief Executive Officer and Chairman of the Board, Steven Nichols, held approximately 92.7% of the voting power of our Class B Common Stock taken as a whole and approximately 69.3% of total voting power. This voting power permits Mr. Nichols to exert significant influence over the outcome of stockholder votes, including votes concerning the election of a certain class of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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

We rely on our management information systems to operate our business and to track our operating results. Our management information systems will require modification and refinement as our business needs change. If we experience a significant system failure or if we are unable to modify our management information systems to respond to changes in our business needs, then our ability to properly run our business could be adversely affected.

During 2008 and early 2009, we completed our implementation of the SAP information management software in a majority of our worldwide operations. During the next several years, we will continue to rollout various modules of SAP that were not implemented during our initial worldwide implementation. We may encounter computer and operational complications in connection with maintaining and implementing the SAP information system that could have a material adverse affect on our business, financial condition or results of operations.

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

We also lease office space of approximately 14,000 square feet in Haarlem, the Netherlands, which is our primary European headquarters. The effective monthly commitment for this office space is approximately $34,000. The lease expires in March 2011 and can be renewed for an additional five years. In addition, we contract with a third party public distribution facility in Rotterdam, the Netherlands, to manage our inventory destined to European customers.

Item 3. Legal	Proceedings

The Company is, from time to time, a party to litigation which arises in the normal course of our business operations. We do not believe that we are presently a party to litigation which will have a material adverse effect on our business or operations.

Item 4. Submission	of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of K•Swiss are as follows:

Name	Age at December 31, 2009	Position
Steven Nichols	67	Chairman of the Board, Chief Executive Officer and President
Edward Flora	58	Chief Operating Officer
Lee Green	56	Corporate Counsel
David Nichols	40	Executive Vice President
George Powlick	65	Vice President of Finance, Chief Administrative Officer, Chief Financial Officer, Secretary and Director
Kimberly Scully	42	Corporate Controller
Brian Sullivan	56	Vice President of National Accounts

Officers are appointed by and serve at the discretion of the Board of Directors.

Steven Nichols has been President, Chief Executive Officer and Chairman of the Board of K•Swiss since 1987. From 1980 to 1986, Mr. Nichols was a director and Vice President—Merchandise of Stride Rite Corp., a footwear manufacturer and holding company. In addition, Mr. Nichols was President of Stride-Rite Footwear from 1982 to 1986. From 1979 to 1982, Mr. Nichols served as an officer and President of Stride Rite Retail Corp., the largest retailer of branded children’s shoes in the United States. From 1962 through 1979, Mr. Nichols was an officer of Nichols Foot Form Corp., which operated a chain of New York retail footwear stores.

Edward Flora, Chief Operating Officer since January 2009, joined K•Swiss as a consultant in June 1990 and served as Director—Administration from October 1990 to February 1994 and Vice President—Operations from March 1994 to January 2009. Prior to joining the Company, Mr. Flora was Vice President—Distribution for Bugle Boy Industries, a manufacturer and distributor of men’s, women’s, and children’s apparel, from 1987 through May 1990.

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

George Powlick, Vice President of Finance, Chief Financial Officer and Secretary of the Company since January 1988, Director of the Company since 1990, Chief Operating Officer of the Company from September 2004 until January 2009, and Chief Administrative Officer since January 2009 joined the Company in January 1988. Mr. Powlick is a certified public accountant and was an audit partner in the independent public accounting firm of Grant Thornton LLP from 1975 to 1987.

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

Brian Sullivan, Vice President of National Accounts since December 1989, joined K•Swiss in December 1989. From 1986 to 1989, he was Vice President and General Manager of Tretorn, Inc., a manufacturer and distributor of tennis shoes. From 1984 through 1985, Mr. Sullivan was Vice President of Sales of Bancroft/Tretorn, a tennis shoe manufacturer and distributor and predecessor to Tretorn. From 1978 to 1984, Mr. Sullivan held various positions at Bancroft/Tretorn, including Field Salesperson, Marketing and Sales Planning Manager and National Sales Manager.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

K•Swiss Inc.’s Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers (now the Nasdaq Global Select Market) upon completion of our initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 2009 and 2008 as reported by Nasdaq were as follows:

	March 31,	June 30,	September 30,	December 31,
2009
Low	$6.44	$7.43	$8.70	$7.68
High	12.13	10.98	11.23	10.25
2008
Low	$13.88	$14.00	$14.04	$9.87
High	19.49	18.38	20.67	17.73

The Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol KSWS.

The number of stockholders of record of the Class A Common Stock on December 31, 2009 was 131. However, based on available information, we believe that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 4,600.

There is currently no established public trading market for our Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 2009 was 9.

Stock Price Performance Graph

The Stock Price Performance Graph below represents a comparison of the five year total return of K•Swiss Inc. Class A Common Stock, the NASDAQ Market Index and the Hemscott Industry Group 321 Index—Textile—Apparel Footwear and Accessories. The graph assumes $100 was invested on December 31, 2004 and dividends are reinvested for all years ending December 31.

Dividend Policy

The Board of Directors declared a quarterly dividend of 5 cents ($0.05) per share in each quarter of 2008 to all stockholders of record as of the close of business on the last day of the applicable quarter. In addition, in November 2008, the Board of Directors declared a special dividend of $2.00 per share to all stockholders of record as of the close of business on December 10, 2008. On March 3, 2009, the Board of Directors suspended the payment of dividends for the foreseeable future to preserve liquidity and enhance the strength of the Company’s balance sheet. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our revolving credit agreement, future earnings, operations, capital requirements, our general financial condition and general business conditions.

Purchases of Equity Securities by the Issuer

In October 2004, the Board of Directors approved a 5 million share repurchase program which expired in December 2009. In November 2009, the Board of Directors approved a new stock repurchase program to purchase through December 31, 2014 up to $70 million of the Company’s Class A Common Stock.

During the fourth quarter of 2009, the Company did not repurchase any shares of K•Swiss Class A Common Stock.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2009 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein. Certain reclassifications have been made in the 2008, 2007, 2006 and 2005 presentations to conform to the 2009 presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity and do not affect previously reported cash flows from operations, investing and financing activities or net change in cash and cash equivalents.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Income Statement Data
Revenues	$240,729	$327,405	$394,540	$489,271	$498,929
Cost of goods sold	154,558	195,385	210,910	255,865	265,031

Gross profit	86,171	132,020	183,630	233,406	233,898
Selling, general and administrative expenses	118,303	139,899	148,283	130,811	123,801
Impairment on intangibles and goodwill	4,830	—	—	—	—

Operating (loss)/profit	(36,962)	(7,879)	35,347	102,595	110,097
Other (expense)/income, net	(1,249)	30,000	5,232	—	—
Interest income, net	1,050	8,216	11,184	8,275	4,131

(Loss)/Earnings before income taxes and discontinued operations	(37,161)	30,337	51,763	110,870	114,228
Income tax (benefit)/expense	(9,663)	5,882	9,868	31,759	36,766

(Loss)/Earnings from continuing operations	(27,498)	24,455	41,895	79,111	77,462
Loss from discontinued operations, less applicable income taxes (1)	(464)	(3,570)	(2,822)	(2,247)	(2,214)

Net (Loss)/Earnings	$(27,962)	$20,885	$39,073	$76,864	$75,248

(Loss)/Earnings per share
Basic:
(Loss)/Earnings from continuing operations	$(0.79)	$0.70	$1.21	$2.30	$2.26
Loss from discontinued operations	(0.01)	(0.10)	(0.08)	(0.07)	(0.06)

Net (Loss)/Earnings	$(0.80)	$0.60	$1.13	$2.23	$2.20

Diluted:
(Loss)/Earnings from continuing operations	$(0.79)	$0.69	$1.18	$2.23	$2.17
Loss from discontinued operations	(0.01)	(0.10)	(0.08)	(0.06)	(0.06)

Net (Loss)/Earnings	$(0.80)	$0.59	$1.10	$2.17	$2.11

Dividends declared per common share	$—	$2.20	$0.20	$0.20	$0.175

Weighted average number of shares outstanding
Basic	34,962	34,785	34,705	34,401	34,220
Diluted (2)	34,962	35,407	35,472	35,378	35,626
Balance Sheet Data (at period end)
Current assets	$287,986	$332,776	$405,617	$373,440	$312,747
Current liabilities	28,335	52,139	50,401	49,062	46,924
Total assets	344,150	394,290	446,353	404,560	336,236
Total debt (3)	4,207	5,376	—	—	—
Stockholders’ equity	301,783	324,762	384,233	345,903	275,321

(1)	On April 30, 2009, the Company sold certain Royal Elastics assets. Operations of the Royal Elastics brand have been accounted for and presented as a discounted operation.

(2)	Includes common stock and dilutive potential common stock (options).

(3)	Includes all interest-bearing debt, but excludes outstanding letters of credit ($700,000, $1,399,000, $1,831,000, $196,000 and $675,000 as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of all our product offerings; demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; the availability of credit facilities for our customers and/or the stability of credit markets; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and timely commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; inadvertent and nonwillful infringement on others’ trademarks, patents and other intellectual property; difficulties in implementing, operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in implementing SAP information management software; interruptions in data and communication systems; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased material and/or labor costs; increased duties and tariffs and/or other trade restrictions; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

The Company designs, develops and markets an array of athletic footwear for high performance sports use, fitness activities and casual wear under the K•Swiss brand, and also designs and manufactures footwear under the Palladium brand. For the Palladium brand, footwear is designed, developed and marketed to adventurers for all terrains. The categories of footwear we sell are explained in more detail in Part I, Item 1, under the subheading, “Products.” We market our products in the United States (through Company employed sales managers and independent regional sales representatives) primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores. We also sell our products through our website and internationally through Company employed sales managers, independent sales representatives and a number of foreign distributors.

The retail environment has been particularly challenging during the last few years and is forecasted for the near term to remain depressed, given the deterioration in the overall economy and financial markets. This could put additional pressure on the Company’s ability to maintain margins.

In 2009, approximately 78% of our K•Swiss brand footwear products were manufactured in China. We have no long-term manufacturing agreements, but we believe that our relationships with our producers are satisfactory and that we have the ability to develop alternative sources for our footwear. Our operations could, however, be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

Because we record revenues when title passes and the risks and rewards of ownership have passed to our customer, our revenues may fluctuate in cases when our customers delay accepting shipment of products. Our total revenues decreased 26.5% in 2009 from 2008, due to a decrease in the volume of footwear sold and a decrease in the average underlying wholesale price per pair. Our overall gross profit margins, as a percentage of revenues, were 35.8% and 40.3% in 2009 and 2008, respectively. The decrease in our gross profit margin is mainly due to product mix changes, geographic mix of international sales and a general decline in sales prices (partially due to a higher percentage of sales of close out product which contributes to a lower gross profit margin). Our overall selling, general and administrative expenses decreased to $118,303,000 in 2009 from $139,899,000 in 2008 as a result of decreases in advertising expenses, data processing expenses, compensation expenses and legal expenses. In addition, an impairment charge of $4,830,000 on the goodwill and intangible assets related to the trademarks of the Palladium brand was recognized in 2009.

Other expense for 2009 includes a loss upon the purchase of the remaining 43% equity interest of Palladium of $2,616,000, offset by a gain on the sale of certain assets of the Royal Elastics brand of $1,367,000. Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the Consolidated Financial Statements. Other income for 2008 consisted of a settlement payment of $30,000,000 in connection with a lawsuit protecting our trademarks.

At December 31, 2009, our total futures orders with start ship dates from January through June 2010 were $80,924,000, a decrease of 12.6% from the comparable period of the prior year. Of this amount, domestic futures orders were $29,583,000, a decrease of 6.6%, and international futures orders were $51,341,000, a decrease of 15.7%.

The net loss for 2009 was $27,962,000, or $0.80 per share (diluted loss per share), compared to net earnings of $20,885,000, or $0.59 per share (diluted earnings per share), for 2008. Net loss and diluted loss per share for 2009 included the pre-tax impairment charge on the goodwill and intangible assets related to the trademarks of the Palladium brand of $4,830,000 and the pre-tax loss of $2,616,000 on the purchase of the remaining 43% of Palladium, offset by the net pre-tax gain on the sale of certain Royal Elastics assets of $1,367,000, described above. Net earnings and diluted earnings per share for 2008 included the pre-tax settlement of litigation of $30,000,000, described above.

In 2009, we had a net cash outflow of $22,476,000 from continuing operations, a net cash outflow of $54,829,000 from investing activities due the purchase of investments available for sale, reclassification of $22,270,000 to restricted cash and cash equivalents as collateral for our lines of credit and the purchase of property plant and equipment and a net cash inflow of $207,000 from financing activities mainly as a result of proceeds from stock options exercised and by the excess income tax benefit of stock-based compensation, offset by net repayments on bank lines of credit. We anticipate future cash needs for principal repayments required pursuant to borrowings under our lines of credit and, depending on future operating results, additional funds may be required for operating activities.

At December 31, 2009 and 2008, we had debt outstanding of $4,207,000 and $5,376,000 (attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), excluding outstanding letters of credit of $700,000 and $1,399,000 at December 31, 2009 and 2008, respectively. Our working capital decreased $20,986,000 to $259,651,000 at December 31, 2009 from $280,637,000 at December 31, 2008, mainly due to decreases in cash and cash equivalents (including restricted cash), inventory, accounts receivable, prepaid expenses and other current assets and current deferred income taxes, offset by decreases in trade accounts payable, accrued liabilities and bank lines of credit and short-term debt and increases in investments available for sale and income taxes receivable.

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

On an on-going basis, we evaluate our estimates, including those related to the carrying value of inventories, realizability of outstanding accounts receivable, intangible assets, sales returns and allowances, and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions. See “Results of Operations—2008 Compared to 2007—Other Income, Interest and Taxes,” for discussion regarding the estimate and settlement of an underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2005.

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

Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate potential losses based on our knowledge of the financial condition of certain customers and historical level of credit losses, as well as an assessment of the overall retail conditions. Historically, losses have been within our expectations. If the financial condition of our customers were to change, adjustments may be required to these estimates. Furthermore, we provide for estimated losses resulting from differences that arise from the gross carrying value of our receivables and the amounts which customers estimate are owed to us. The settlement or resolution of these differences could result in future changes to these estimates. Our allowance for bad debts as a percentage of accounts receivable have remained relatively constant over the past three years despite the weak economy due to our increased scrutiny of customer relationships.

Inventory Reserves

We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the market value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated market value. This reserve is recorded as a charge to cost of sales. If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record the additional charge to cost of sales. The inventory reserve as a percentage of inventory has decreased in 2009 from 2008 as a result of significant reserves being established in 2008 and substantial liquidation of impaired inventory in 2009.

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

We have not recorded United States income tax expense on earnings of selected foreign subsidiary companies as these are intended to be permanently invested, thus reducing our overall income tax expense. The amount of earnings designated as permanently invested is based upon our expectations of the future cash needs of our subsidiaries. Income tax considerations are also a factor in determining the amount of earnings to be permanently invested. Because the declaration involves our future plans and expectations of future events, the possibility exists that amounts declared as permanently invested may ultimately be repatriated. This would result in additional income tax expense in the year we determine that amounts were no longer permanently invested.

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

We evaluate the future realization of our deferred tax assets quarterly. We review each material tax jurisdiction for which a deferred tax asset has been recorded. Our analysis includes a review of past results, future income and the tax life of net operating loss carryforwards. All evidence is evaluated in forming a conclusion whether a valuation allowance, if any, needs to be recorded.

We account for the uncertainty in income tax positions and use a minimum recognition threshold a tax position must meet before recognition in the financial statements. The evaluation of a tax position is a two-step process. The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is greater than 50% likely of being realized upon ultimate settlement. Any tax position recognized would be an adjustment to the effective tax rate. We recognize interest expense and penalties on income tax liabilities in income tax expense on our Consolidated Statement of Earnings/Loss. We recognize our uncertain tax positions in either accrued income taxes, if determined to be short-term, or other liabilities if determined to be long-term, on our Consolidated Balance Sheet.

Goodwill and Intangible Assets

Indefinite-lived intangible assets are evaluated for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with finite lives are amortized over their useful lives.

We review goodwill for impairment in a two step process. The first step is to determine whether there is potential impairment by comparing the estimated fair value of a reporting unit to its carrying value (which includes goodwill). If the fair value exceeds the carrying value, then goodwill is not considered impaired, however, if the carrying amount exceeds the fair value, then step two is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities. The excess, if any, is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount of goodwill, then impairment is recognized.

We review intangible assets related to trademarks for impairment, by determining fair value using a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating reasonable royalty rates for each trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. If the fair value is less than the carrying value then impairment is recognized.

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

	Year ended December 31,
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	64.2	59.7	53.5
Gross profit	35.8	40.3	46.5
Selling, general and administrative expenses	49.1	42.7	37.5
Impairment on intangibles and goodwill	2.0	—	—
Other (expense)/income	(0.5)	9.2	1.3
Interest income, net	0.4	2.5	2.8
(Loss)/Earnings before income taxes and discontinued operations	(15.4)	9.3	13.1
Income tax (benefit)/expense	(4.0)	1.8	2.5
Loss from discontinued operations, net of income tax benefit	(0.2)	(1.1)	(0.7)
Net (loss)/earnings	(11.6)	6.4	9.9

2009 Compared to 2008

Revenue and Gross Margin

Total revenues decreased 26.5% to $240,729,000 in 2009 from $327,405,000 in 2008. This decrease was attributable to a decrease in the volume of footwear sold and a decrease in the average underlying wholesale price per pair. The volume of footwear sold decreased 21.4% to 8,944,000 pair in 2009 from 11,384,000 pair in 2008. The average wholesale price per pair was $25.06 in 2009 and $27.56 in 2008, a decrease of 9.1%.

Domestic revenues decreased 26.9% to $101,181,000 in 2009 from $138,390,000 in 2008. International product revenues decreased 26.7% in 2009 to $133,041,000 from $181,380,000 in 2008. Fees earned by the Company on sales by foreign licensees and distributors were $6,507,000 for 2009 and $7,635,000 for 2008, a decrease of 14.8%. International revenues, as a percentage of total revenues, increased to 58.0% in 2009 from 57.7% in 2008.

Customer acceptance of our domestic and international product has been weak and is likely to remain weak for the near term. In addition, the current downturn of the worldwide economy has had and will continue to have an adverse affect on our business.

K•Swiss brand revenues decreased 31.3% to $217,181,000 in 2009 from $315,913,000 in 2008. This decrease was the result of a decrease in the volume of footwear sold and a decrease in the average underlying wholesale price per pair. The volume of footwear sold decreased 25.0% to 8,395,000 pair in 2009 from 11,187,000 pair in 2008. The average wholesale price per pair was $23.91 in 2009 and $27.02 in 2008, a decrease of 11.5%, which resulted from the product mix of sales, including a higher percentage of sales of closeout product, and from the geographic mix of sales, in which domestic sales generally sell at a lower price; and a general decline in worldwide selling prices.

Palladium brand revenues were $23,548,000 in 2009 (2.7% of which were derived from domestic sales) compared to $11,492,000 for the six month period ended December 31, 2008 (all of this revenue was derived from sales outside the U.S.). We purchased Palladium in July 2008. See Note O to our Consolidated Financial Statements for further discussion.

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

At December 31, 2009, domestic and international futures orders with start ship dates from January through June 2010 were approximately $29,583,000 and $51,341,000, respectively, 6.6% lower and 15.7% lower, respectively, than such orders were at December 31, 2008 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of “future” and “at-once” orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Overall gross profit margin, as a percentage of revenues, was 35.8% in 2009, a decrease from 40.3% in 2008. Gross profit margin was affected by product mix changes, including a higher percentage of closeout product sales, which carry a lower gross profit margin than our non-closeout product sales, geographic mix of sales and a general decline in sales prices. On August 5, 2009, the Company settled the underpayment of business taxes in a foreign jurisdiction for approximately $1,529,000 plus interest of approximately $1,185,000, see discussion “Results of Operations—2008 Compared to 2007—Revenue and Gross Margin.” Our gross margins may not be comparable to some of our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses decreased 15.4% to $118,303,000 (49.1% of revenues) in 2009 from $139,899,000 (42.7% of revenues) in 2008. The decrease in selling, general and administrative expenses during 2009 was the result of a decreases in advertising expenses, data processing expenses, compensation expenses and legal expenses. Advertising expenses decreased 29.5% primarily due to decreases in both our domestic and international markets as part of an effort to reduce costs as our business declines. Data processing costs decreased 31.9% as a result of the decrease in on-going maintenance expense for our SAP computer software system which resulted from the completion of the SAP implementation in certain international regions in the fourth quarter of 2008. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, decreased 6.7% as a result of decreases in headcount and other bonuses/incentive related expenses, offset by an increase in stock option compensation expenses. Legal expenses decreased 39.8% as a result of the decreased expenses incurred to defend our trademarks. Corporate expenses of $18,766,000 and $25,931,000 for the years ended December 31, 2009 and 2008, respectively, are included in selling, general and administrative expenses. The decrease in corporate expenses for 2009 was a result of decreases in data processing expenses, legal expenses and accounting expenses. The decrease in data processing expenses and legal expenses are due to the reasons discussed above. The decrease in accounting expense was a result of lower auditing fees for non-recurring 2008 events and a reduction of the outsourcing of certain accounting services.

Impairment on Intangibles and Goodwill

An impairment charge of $2,653,000 on the intangible assets related to the trademarks of the Palladium brand was recognized for 2009 as a result of the Company’s annual reassessment of impairment using the relief from royalty payment methodology, using current market discount rates and royalty rates.

Goodwill impairment of $2,177,000 was also recognized on the Palladium brand for 2009. As part of its annual reassessment of impairment, the Company determined the fair value of a reporting unit using both an income approach (i.e., “discounted cash flow” methodology) and a market approach (i.e., “guideline public company” and “guideline transactions” methodologies). As a result of the assessment, primarily based on deteriorating economic market conditions in 2009, it was determined goodwill was impaired.

These impairment charges are included as corporate expenses for 2009.

Other Income, Interest and Taxes

Other expense for 2009 includes a loss upon the purchase of the remaining 43% equity interest of Palladium of $2,616,000, offset by a gain on the sale of certain assets of the Royal Elastics brand of $1,367,000.

On April 30, 2009, we sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1.0 million, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4.0 million. Pursuant to the Asset Sale Agreement, REH agreed to pay us $2.9 million in cash by April 30, 2010 (of which the Company has received approximately $1.9 million as of December 31, 2009) and a $1.1 million promissory note from REH for the remaining balance. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. The pre-tax gain on sale is $1.4 million for 2009.

On June 16, 2009, we purchased the remaining 43% equity interest in Palladium for €5.0 million (or $7.0 million) and recognized a loss of $2.6 million on the purchase. The loss was calculated as the difference between the purchase price and the recorded Mandatorily Redeemable Minority Interest (“MRMI”). We acquired the initial 57% equity interest in Palladium on July 1, 2008 and the acquisition of Palladium was recorded as a 100% purchase acquisition without reflecting any minority interest but recognizing the MRMI liability.

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

Overall net interest income was $1,050,000 (0.4% of revenues) in 2009 compared to $8,216,000 (2.5% of revenues) in 2008, a decrease of $7,166,000 or 87.2%. The decrease in net interest income for the year ended December 31, 2009 was the result of lower average cash balances, lower interest rates, interest expense incurred by Palladium on lines of credit and term loans, and recognition of the change in the fair value of the MRMI.

Our effective tax benefit was 26.0% for 2009 compared to an effective tax rate of 19.4% for 2008. The $550,000 and $823,000 income tax benefit of options exercised during 2009 and 2008, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate. The absolute value of the effective tax rate/benefit increased as a result of the geographic mix of losses, as domestic operations generated more losses at a higher effective tax benefit.

At December 31, 2009, uncertain tax positions and the related interest were $6,165,000 and $903,000, respectively, all of which would affect the income tax rate if reversed. We recognized income tax expense related to uncertain tax positions of $121,000 and $209,000 for 2009 and 2008, respectively.

We did not record any valuation allowances against deferred tax assets at December 31, 2009 based on our history of prior operating earnings and our expectations for 2011 and beyond. If, however, during the later part of 2010 evidence does not materialize to support our expectations for 2011 and beyond, we will record a deferred tax valuation allowance of $8,160,000 plus deferred taxes established in 2010, if any.

The net loss for 2009 was $27,962,000, or $0.80 per share (diluted loss per share), compared to net earnings of $20,885,000, or $0.59 per share (diluted earnings per share), for 2008. Net loss and diluted loss per share for 2009 included the pre-tax impairment charge on the goodwill and intangible assets related to the trademarks of the Palladium brand of $4,830,000 and the pre-tax loss of $2,616,000 from the purchase of the remaining 43% equity interest of Palladium, offset by the net pre-tax gain on the sale of certain Royal Elastics assets of $1,367,000, described above, or $0.18 per diluted share (after tax). Net earnings and diluted earnings per share for 2008 included the pre-tax settlement of litigation of $30,000,000, described above, or $0.52 per diluted share (after tax).

2008 Compared to 2007

Revenue and Gross Margin

Total revenues decreased 17.0% to $327,405,000 in 2008 from $394,540,000 in 2007. This decrease was attributable to a decrease in the volume of footwear sold and a decrease in the average underlying wholesale price per pair. The volume of footwear sold decreased 17.2% to 11,384,000 pair in 2008 from 13,750,000 pair in 2007. The average wholesale price per pair was $27.56 in 2008 and $27.84 in 2007, a decrease of 1.0%.

Domestic revenues decreased 29.6% to $138,390,000 in 2008 from $196,607,000 in 2007. International product revenues decreased 5.8% in 2008 to $181,380,000 from $192,471,000 in 2007. Fees earned by the Company on sales by foreign licensees and distributors were $7,635,000 for 2008 and $5,462,000 for 2007, an increase of 39.8%. International revenues, as a percentage of total revenues, increased to 57.7% in 2008 from 50.2% in 2007.

K•Swiss brand revenues decreased 19.9% to $315,913,000 in 2008 from $394,540,000 in 2007. This decrease was the result of a decrease in the volume of footwear sold and a decrease in the average underlying wholesale price per pair. The volume of footwear sold decreased 18.6% to 11,187,000 pair in 2008 from 13,750,000 pair in 2007. The average wholesale price per pair was $27.02 in 2008 and $27.84 in 2007, a decrease of 2.9%, which resulted from product mix changes offset by international sales becoming a larger portion of revenues.

Palladium brand revenues were $11,492,000 in 2008 (all of this revenue was derived from sales outside the U.S.), representing six months of revenue.

Overall gross profit margin, as a percentage of revenues, was 40.3% in 2008 and 46.5% in 2007. Gross profit margin was affected by product mix changes, geographic mix of international sales and increases in inventory reserves. International sales generally yield a higher gross profit margin, however, the gross profit margin was lower in 2008 than in 2007. In addition, included in gross margin is an additional accrual for the underpayment of certain business taxes in a foreign jurisdiction. Prior to the third quarter of 2008, we had accrued approximately $638,000 related to this issue. A detailed analysis performed by our tax advisors and accountants during the third quarter of 2008 determined that the total amount of business taxes underpaid and related interest was approximately $2,447,000. Penalties were discretionary, ranging from zero to 300% of taxes owed and at that time, penalties were not accrued as the Company could not determine the likelihood of such assessment. As discussed above, on August 5, 2009, the Company settled the underpayment of such business taxes for approximately $1,529,000 plus interest of approximately $1,185,000, with no penalties assessed.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses decreased 5.7% to $139,899,000 (42.7% of revenues) in 2008 from $148,283,000 (37.5% of revenues) in 2007. The decrease in selling, general and administrative expenses during 2008 was the result of a decrease in advertising expenses, gains on ineffective hedges and a decrease in salesman sample expenses, offset by increases in compensation expenses and data processing expenses. Advertising expenses decreased 31.1% primarily due to decreases in both domestic and international markets as part of an effort to reduce costs as our business declines. Gains on ineffective hedges contributed to a $1,604,000 decrease in selling, general and administrative expenses. Salesman sample expenses decreased 19.7% as a result of cost reductions and also as a result of our declining revenues. Data processing expenses increased 43.9% as a result of on-going maintenance expenses incurred in connection with the Company’s fourth quarter of 2007 SAP implementation to our domestic and certain international operational regions and expenses related to the Company’s continuing SAP computer software implementation to other international operational regions in 2008. The increase in compensation expenses of 16.8% was due to stock option expenses (recognized as a result of the repricing of stock options, see Note L to our Consolidated Financial Statements), an increase in headcount, a decrease in the reversal of bonus/incentive related expenses that were calculated in accordance with the bonus formula under our Economic Value Added incentive program and severance payments made, offset by decreases in other bonus/incentive related expenses. Corporate expenses of $25,931,000 and $21,886,000 for the years ended December 31, 2008 and 2007, respectively, are included in selling, general and administrative expenses. The increase in corporate expenses for 2008 was due to an increase in data processing and compensation expenses for the reasons described above.

Other Income, Interest and Taxes

Other income for the year ended December 31, 2008 consists of a $30 million settlement payment received on June 30, 2008, as discussed above.

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

Overall net interest income was $8,216,000 (2.5% of revenues) in 2008 compared to $11,184,000 (2.8% of revenues) in 2007, a decrease of $2,968,000 or 26.5%. This decrease in net interest income was the result of lower average interest rates along with interest expense incurred by Palladium under its lines of credit and other debt offset by higher average cash balances, which resulted primarily from the $30,000,000 settlement received from Payless on June 30, 2008. Also included for the year ended December 31, 2008 was interest income from the change in fair value on the MRMI.

Our effective tax rate was 19.4% and 19.1% in 2008 and 2007, respectively. The $823,000 and $1,063,000 income tax benefit of options exercised during 2008 and 2007, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate.

At December 31, 2008, uncertain tax positions and the related interest were $6,120,000 and $756,000, respectively, all of which would affect the income tax rate if reversed. We recognized income tax expense related to uncertain tax positions of $209,000 and $169,000 for 2008 and 2007, respectively.

Net earnings decreased 46.5% to $20,885,000 or $0.59 per share (diluted earnings per share) in 2008 from $39,073,000 or $1.10 per share (diluted earnings per share) in 2007. Net earnings and net earnings per diluted share for 2008 includes the $30,000,000 settlement payment described above.

Liquidity and Capital Resources

We experienced a net cash outflow of $22,476,000 from our continuing operations during 2009 compared to a net cash inflow of $17,510,000 and $47,043,000 from our continuing operations during 2008 and 2007, respectively. The decrease in operating cash inflows in 2009 from 2008 is due to the decrease in net earnings and to the differences in the amounts of changes in accounts payable and accrued liabilities, income taxes receivable and MRMI, offset by the differences in the amounts of changes in inventories and accounts receivable and the impairment of intangibles and goodwill. Cash from continuing operations in 2008 decreased from 2007 due primarily to the decrease in net earnings and to the difference in the amounts in changes in accounts receivable and accounts payable and accrued liabilities, offset by changes in prepaid expenses and other assets and by stock-based compensation and depreciation and amortization.

We had a net outflow of cash of $54,829,000, $13,749,000 and $10,485,000 from our investing activities during 2009, 2008 and 2007, respectively. The increase in investing activities in 2009 is due to the purchase of investments available for sale and the reclassification of $22,270,000 as collateral for our lines of credit to restricted cash and cash equivalents, partially offset by lower purchases of property plant and equipment. The increase in investing activities in 2008 is due to the purchase of intangible assets and the purchase of Palladium offset by lower purchases of property, plant and equipment.

We had a net inflow of cash from financing activities of $207,000 during 2009 and net outflow of cash from financing activities of $76,299,000 and $5,091,000 during 2008 and 2007, respectively. The increase in net cash inflow during 2009 is due to a decrease in payments of dividends, offset by an increase in net repayments on bank lines of credit and decreases in excess income tax benefit of stock-based compensation and proceeds from stock options exercised. The increase in net cash outflows during 2008 was primarily due to an increase in payment of cash dividends (including our special cash dividend of $2.00 per share on December 24, 2008), and an increase in the purchase of our outstanding stock under our then-current stock repurchase program.

We anticipate future cash needs for repayments required pursuant to borrowings under Palladium’s lines of credit facilities and term loans. In addition, depending on our future operating results, additional funds may be required by operating activities. No other material capital commitments exist at December 31, 2009. With continued use of our revolving credit facilities (as discussed below), we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2010.

On October 26, 2004, the Board of Directors authorized a stock repurchase program to supplement prior stock repurchase programs, which allowed us to repurchase through December 2009, up to 5,000,000 shares of our Class A Common Stock from time to time on the open market, as market conditions warrant. In November 2009, the Board of Directors approved a new stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock. As of December 31, 2009, $70,000,000 is remaining in this program. We adopted the $70,000,000 program because we believe that depending upon the array of alternatives, repurchasing our shares can be a good use of excess cash. Currently, we have made purchases under all stock repurchase programs from August 1996 through February 17, 2010 (the day prior to the filing of this Form 10-K) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See “Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Effective June 30, 2009, we amended certain of our bank agreements, reducing the amount we can borrow on our lines of credit facilities. Pursuant to the amendment, certain covenants were eliminated and we agreed to collateralize our lines of credit with $22,270,000 of cash held at the bank, which is reflected as Restricted Cash and Cash Equivalents in the Company’s Consolidated Balance Sheet. The covenants that have been eliminated are the Company’s obligation (1) to maintain at all times unencumbered liquid assets having an aggregate market value of not less than $100,000,000; (2) to maintain positive net income after taxes and extraordinary items on a rolling four consecutive fiscal quarter basis; and (3) not to declare or pay dividends or redeem stock in an aggregate amount greater than $150,000,000. We pay a commitment fee of 1/8% of the unused line for availability of the $10,000,000 credit facility. The terms of and current borrowings under our lines of credit (not including borrowings by Palladium) as of December 31, 2009 are as follows (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
Domestic	$—	$700	$9,300	$10,000	Prime - 0.75%	July 1, 2010

Europe	$—	$—	$4,500	$4,500	LIBOR + 1.25%; IBOR + 1.25%	July 1, 2010; mutually cancelable at any time

Asia	$—	$—	$3,000	$3,000	LIBOR + 1.25%; Australian Bank Bill Buying Rate + 1.25%	July 1, 2010

Canada	$—	$—	$1,000	$1,000	Canadian Prime	July 1, 2010

The Company’s $10,000,000 credit facility contains a cross-default provision which indicates that if any defaults occur on any of the above mentioned facilities, then the Company would be in default on its $10,000,000 credit facility. Upon default, the bank may do one or more of the following: declare the Company in default, stop making additional credit available to the Company, and/or require the Company to repay its entire debt immediately and without notice. Upon the occurrence of default, the interest rate under the Company’s unsecured revolving credit facility will reprice at a rate of 2% higher than prime rate less 3/4%. At December 31, 2009, the Company was in compliance with all relevant covenants under its $10,000,000 credit facility.

At December 31, 2009, we had debt outstanding of $4,207,000 (attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans) with no letters of credit outstanding under these facilities. The terms of and current borrowing under Palladium’s lines of credit facilities and term loans at December 31, 2009 is as follows (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate at December 31, 2009	Expiration Date
Secured lines of credit (1)	$3,145	$—	$295	$3,440	Variable, 1.91% - 2.85%	December 31, 2009 (1)
Secured line of credit	—	—	5,735	5,735	Variable, 1.37%	December 31, 2010
Fixed rate loans	1,048	—	—	1,048	5.42% - 5.84%	2012 - 2013
Accrued interest	14	—	—	14

	$4,207	$—	$6,030	$10,237

(1)	Under these lines of credit, the maximum facility amount available between July 1 through December 31, 2009 range from €1,700,000 to €2,400,000 (or approximately $2,437,000 to $3,441,000). These lines of credit were renewed until June 30, 2010 and the maximum facility amount available between January 1 through June 30, 2010 range from €1,600,000 to €2,400,000 (or approximately $2,294,000 to $3,441,000).

In accordance with these financing arrangements with the financial institutions, Palladium must meet minimum working capital requirements and is restricted as to the amount of dividends it can pay. At December 31, 2009, Palladium was in compliance with its debt covenants. See Note F to our Consolidated Financial Statements for further discussion.

Our working capital decreased $20,986,000 to $259,651,000 at December 31, 2009 from $280,637,000 at December 31, 2008. Working capital decreased during 2009 mainly due to decreases in cash and cash equivalents (including restricted cash), inventory, accounts receivable, prepaid expenses and other current assets and current deferred income taxes, offset by decreases in trade accounts payable, accrued liabilities and bank lines of credit and short-term debt and increases in investments available for sale and income taxes receivable.

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

Contractual Obligations

At December 31, 2009, our significant contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Operating lease obligations	$17,536	$4,947	$6,786	$4,226	$1,577
Endorsement obligations	5,910	2,295	2,578	1,000	37
Royalty obligations	2,200	750	1,450	—	—
Bank debt	4,207	3,463	580	164	—
Product purchase obligations (1)	35,193	35,193	—	—	—

Total	$65,046	$46,648	$11,394	$5,390	$1,614

(1)	We generally order product four to five months in advance of sales based primarily on advance futures orders received from customers. The amounts listed for product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during 2009 or 2008, nor did we have any off-balance sheet arrangements outstanding at December 31, 2009 or 2008.

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

At December 31, 2009, forward foreign exchange contracts with a notional value of $17,100,000 were outstanding to exchange various currencies with maturities ranging from January 2010 to September 2010, to sell the equivalent of approximately $4,050,000 in foreign currencies at contracted rates and to buy approximately $13,050,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. Realized gains of $1,810,000 for 2009 and realized losses of $1,708,000 and $2,258,000 for 2008 and 2007, respectively, from cash flow hedges were recorded in cost of goods sold. Realized gains of $258,000 and $1,036,000 for 2009 and 2008, respectively, and realized losses of $99,000 for 2007 from cash flow hedges were recorded in selling, general and administrative expenses due to hedge ineffectiveness. Realized losses of $6,000 for 2009 and realized gains of $568,000 for 2008 from forward contracts not designated as hedging instruments were recorded in selling, general and administrative expenses. At December 31, 2009, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

We do not anticipate any material adverse effect on our operations or financial position relating to these forward foreign exchange contracts. Based on our overall currency rate exposure at December 31, 2009, a 1% change in currency rates would not have a material effect on the financial position, results of operations or cash flows of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

K•Swiss Inc.

We have audited K•Swiss Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). K•Swiss Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on K•Swiss Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, K•Swiss Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K•Swiss Inc. as of December 31, 2009 and 2008, and the related consolidated statements of earnings/loss and comprehensive earnings/loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 18, 2010 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California

February 18, 2010

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Grant Thornton LLP, the registered public accounting firm that audited the Company’s financial statements, has issued a report on internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

February 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

K•Swiss Inc.

We have audited the accompanying consolidated balance sheets of K•Swiss Inc. (a Delaware corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings/loss and comprehensive earnings/loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included Schedule II—Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K•Swiss Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K•Swiss Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Los Angeles, California

February 18, 2010

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands)

	2009	2008
A S S E T S
CURRENT ASSETS
Cash and cash equivalents (Note A4)	$139,663	$207,423
Restricted cash and cash equivalents (Note F)	22,270	—
Investments available for sale (Note B)	31,209	—
Accounts receivable, less allowance for doubtful accounts of $2,162 and $2,897 for 2009 and 2008, respectively (Notes A13 and M)	27,487	34,959
Inventories (Note A5)	48,183	74,417
Prepaid expenses and other current assets (Notes A12 and E)	2,472	9,301
Income taxes receivable (Notes A9 and I)	13,821	—
Deferred income taxes (Notes A9 and I)	2,881	6,676

Total current assets	287,986	332,776
PROPERTY, PLANT AND EQUIPMENT, net (Notes A6, A7 and C)	22,053	25,686
OTHER ASSETS
Intangible assets (Notes A8 and D)	15,259	22,776
Deferred income taxes (Notes A9 and I)	9,538	4,474
Other	9,314	8,578

Total other assets	34,111	35,828

	$344,150	$394,290

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
CURRENT LIABILITIES
Bank lines of credit and short-term debt (Note F)	$3,463	$4,355
Trade accounts payable	11,639	25,059
Income taxes payable (Note A9)	335	339
Accrued liabilities (Notes A12, E and G)	12,898	22,386

Total current liabilities	28,335	52,139
OTHER LIABILITIES
Long-term debt (Note F)	744	1,021
Mandatorily redeemable minority interest (Note O)	—	3,759
Other liabilities (Notes A9 and H)	13,288	12,609

Total other liabilities	14,032	17,389
COMMITMENTS AND CONTINGENCIES (Note J)
STOCKHOLDERS’ EQUITY (Note L)
Preferred Stock—authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A-authorized 90,000,000 shares of $0.01 par value; 29,519,757 shares issued, 27,098,140 shares outstanding and 2,421,617 shares held in treasury at December 31, 2009 and 29,218,392 shares issued, 26,796,775 shares outstanding and 2,421,617 shares held in treasury at December 31, 2008	295	292
Class B, convertible—authorized 18,000,000 shares of $0.01 par value; 8,039,524 and 8,059,524 shares issued and outstanding at December 31, 2009 and 2008, respectively	80	81
Additional paid-in capital	66,082	61,412
Treasury Stock	(58,190)	(58,190)
Retained earnings (Note A9)	288,386	316,348
Accumulated other comprehensive earnings—
Foreign currency translation (Note A10)	5,672	1,398
Net (loss)/gain on hedge derivatives (Notes A12 and E)	(566)	3,421
Net gain on investments available for sale (Note B)	24	—

	301,783	324,762

	$344,150	$394,290

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS/LOSS

AND COMPREHENSIVE EARNINGS/LOSS

Year Ended December 31,

(Dollar amounts and shares in thousands, except per share amounts)

	2009	2008	2007
Revenues (Notes A13, M and N)	$240,729	$327,405	$394,540
Cost of goods sold (Note A14)	154,558	195,385	210,910

Gross profit	86,171	132,020	183,630
Selling, general and administrative expenses (Notes A10, A13, A15, A16, A18, E and K)	118,303	139,899	148,283
Impairment on intangibles and goodwill (Notes A8 and D)	4,830	—	—

Operating (loss)/profit (Note N)	(36,962)	(7,879)	35,347
Other (expense)/income (Notes A19, O and P)	(1,249)	30,000	5,232
Interest income, net (Notes N and O)	1,050	8,216	11,184

(Loss)/Earnings before income taxes and discontinued operations	(37,161)	30,337	51,763
Income tax (benefit)/expense (Notes A9, I and N)	(9,663)	5,882	9,868

(Loss)/Earnings from continuing operations	(27,498)	24,455	41,895
Loss from discontinued operations, less applicable income tax benefit of $648, $2,312 and $1,754 for 2009, 2008 and 2007, respectively (Notes A1, A19 and P)	(464)	(3,570)	(2,822)

NET (LOSS)/EARNINGS	$(27,962)	$20,885	$39,073

(Loss)/Earnings per common share (Notes A17 and L)
Basic:
(Loss)/Earnings from continuing operations	$(0.79)	$0.70	$1.21
Loss from discontinued operations	(0.01)	(0.10)	(0.08)

Net (Loss)/Earnings	$(0.80)	$0.60	$1.13

Diluted:
(Loss)/Earnings from continuing operations	$(0.79)	$0.69	$1.18
Loss from discontinued operations	(0.01)	(0.10)	(0.08)

Net (Loss)/Earnings	$(0.80)	$0.59	$1.10

Weighted average number of shares outstanding (Note A17)
Basic	34,962	34,785	34,705

Diluted	34,962	35,407	35,472

Dividends declared per common share (Note L)	$—	$2.20	$0.20

Net (Loss)/Earnings	$(27,962)	$20,885	$39,073
Other comprehensive (loss)/earnings, net of tax—
Foreign currency translation adjustments, net of income taxes of $0, $0 and $0 for 2009, 2008 and 2007, respectively (Note A10)	4,274	(11,968)	4,401
Change in deferred (loss)/gain on hedge derivatives, net of income taxes of $0, $0 and $0 for 2009, 2008 and 2007, respectively (Notes A12 and E)	(3,987)	4,640	496
Change in deferred gain on investments available for sale, net of income taxes of $12, $0 and $0 for 2009, 2008 and 2007, respectively (Note B)	24	—	—

Comprehensive (Loss)/Earnings	$(27,651)	$13,557	$43,970

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three years ended December 31, 2009

(Dollar amounts in thousands)

	Common Stock				Addi- tional paid-in capital	Treasury Stock		Retained earnings	Accumulated other comprehensive earnings	Total
	Class A		Class B			Class A
	Shares	Amount	Shares	Amount		Shares	Amount
BALANCE AT JANUARY 1, 2007	28,764,194	$288	8,100,128	$81	$51,370	2,257,161	$(55,661)	$342,575	$7,250	$345,903
Cumulative effect of adjustments resulting from the adoption of Uncertain Tax Positions, ASC No. 740 (Notes A9 and I)	—	—	—	—	—	—	—	(2,575)	—	(2,575)

Conversion of shares (Note L)	40,604	—	(40,604)	—	—	—	—	—	—	—
Exercise of options (Note L)	165,935	2	—	—	1,198	—	—	—	—	1,200
Excess income tax benefit of options exercised (Note L)	—	—	—	—	1,063	—	—	—	—	1,063
Stock-based compensation (Notes A18 and L)	—	—	—	—	2,026	—	—	—	—	2,026
Purchase of treasury stock	—	—	—	—	—	15,000	(409)	—	—	(409)
Dividends paid	—	—	—	—	—	—	—	(6,945)	—	(6,945)
Net earnings for the year	—	—	—	—	—	—	—	39,073	—	39,073
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	4,401	4,401
Net gain on hedge derivatives (Notes A12 and E)	—	—	—	—	—	—	—	—	496	496

BALANCE AT DECEMBER 31, 2007	28,970,733	290	8,059,524	81	55,657	2,272,161	(56,070)	372,128	12,147	384,233
Exercise of options (Note L)	247,659	2	—	—	1,619	—	—	—	—	1,621
Excess income tax benefit of options exercised (Note L)	—	—	—	—	823	—	—	—	—	823
Stock-based compensation (Notes A18 and L)	—	—	—	—	3,313	—	—	—	—	3,313
Purchase of treasury stock	—	—	—	—	—	149,456	(2,120)	—	—	(2,120)
Dividends paid (Note L)	—	—	—	—	—	—	—	(76,665)	—	(76,665)
Net earnings for the year	—	—	—	—	—	—	—	20,885	—	20,885
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	(11,968)	(11,968)
Net gain on hedge derivatives (Notes A12 and E)	—	—	—	—	—	—	—	—	4,640	4,640

BALANCE AT DECEMBER 31, 2008	29,218,392	292	8,059,524	81	61,412	2,421,617	(58,190)	316,348	4,819	324,762
Conversion of shares (Note L)	20,000	1	(20,000)	(1)	—	—	—	—	—	—
Exercise of options (Note L)	281,365	2	—	—	929	—	—	—	—	931
Excess income tax benefit of options exercised (Note L)	—	—	—	—	550	—	—	—	—	550
Stock-based compensation (Notes A18 and L)	—	—	—	—	3,191	—	—	—	—	3,191
Net loss for the year	—	—	—	—	—	—	—	(27,962)	—	(27,962)
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	4,274	4,274
Net loss on hedge derivatives (Notes A12 and E)	—	—	—	—	—	—	—	—	(3,987)	(3,987)
Net gain on investments available for sale (Note B)	—	—	—	—	—	—	—	—	24	24

BALANCE AT DECEMBER 31, 2009	29,519,757	$295	8,039,524	$80	$66,082	2,421,617	$(58,190)	$288,386	$5,130	$301,783

The accompanying notes are an integral part of this statement.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Dollar amounts in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net (loss)/earnings from continuing operations	$(27,498)	$24,455	$41,895
Adjustments to reconcile net (loss)/earnings from continuing operations to net cash (used in)/provided by operating activities:
Depreciation and amortization (Note N)	4,159	3,534	2,246
Impairment on intangibles and goodwill (Note D)	4,830	—	—
Change in mandatorily redeemable minority interest (Note O)	(3,759)	(490)	—
Net loss on disposal of property, plant and equipment	789	74	29
Deferred income taxes	(212)	(1,823)	(559)
Stock-based compensation	3,191	3,313	2,026
Excess income tax benefit of stock-based compensation	(550)	(823)	(1,063)
Decrease/(increase) in accounts receivable	6,523	(4,409)	6,931
Decrease/(increase) in inventories	21,579	(5,560)	(2,604)
Increase in income taxes receivable	(13,821)	—	—
Decrease/(increase) in prepaid expenses and other assets	3,255	3,031	(2,492)
(Decrease)/increase in accounts payable and accrued liabilities	(20,962)	(3,792)	634

Net cash (used in)/provided by operating activities from continuing operations	(22,476)	17,510	47,043
Net cash provided by/(used in) discontinued operations	4,945	(1,222)	(4,528)

Net cash (used in)/provided by operating activities	(17,531)	16,288	42,515
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(22,270)	—	—
Purchase of investments available for sale	(31,115)	—	—
Purchase of Palladium (Note O)	—	(2,684)	—
Purchase of intangible assets	—	(6,015)	—
Purchase of property, plant and equipment	(1,444)	(5,050)	(10,489)
Proceeds from disposal of property, plant and equipment	—	—	4

Net cash used in investing activities	(54,829)	(13,749)	(10,485)
Cash flows from financing activities:
Borrowings under bank lines of credit	49,674	27,287	—
Repayments on bank lines of credit and term debt	(50,948)	(27,245)	—
Repurchase of stock	—	(2,120)	(409)
Payment of dividends	—	(76,665)	(6,945)
Excess income tax benefit of stock-based compensation	550	823	1,063
Proceeds from stock options exercised	931	1,621	1,200

Net cash provided by/(used in) financing activities	207	(76,299)	(5,091)
Effect of exchange rate changes on cash	4,393	(10,052)	4,067

Net (decrease)/increase in cash and cash equivalents	(67,760)	(83,812)	31,006
Cash and cash equivalents at beginning of year	207,423	291,235	260,229

Cash and cash equivalents at end of year	$139,663	$207,423	$291,235

Supplemental disclosure of cash flow information:
Non-cash investing activities:
On July 1, 2008, the Company purchased the capital stock of Palladium. In connection with the acquisition, the assets acquired and liabilities assumed were as follows (Note O):
Fair value of assets acquired		$10,775
Fair value of liabilities assumed		$(17,815)
Mandatorily redeemable minority interest		$(4,249)
Excess fair value over purchase price		$13,973
Cash paid during the year for:
Interest	$261	$265	$57
Income taxes	$710	$2,128	$7,332

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations

K•Swiss Inc. (the “Company”) designs, develops and markets footwear for high performance use, fitness and casual activities. The Company operates in an industry dominated by a small number of very large competitors. The size of these competitors enables them to lead the product direction of the industry, and therefore, potentially diminish the value of the Company’s products. In addition to generally greater resources, these competitors spend substantially more money on advertising and promotion than the Company and therefore dominate market share. The Company’s market share is estimated at above one percent. Lastly, the retail environment forecasted for the near term is challenging, given the general deterioration in the overall economy and financial markets in the past several years, which could negatively impact the Company’s operations.

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

In November 2001, the Company acquired the worldwide rights and business of Royal Elastics, an Australian-based designer and manufacturer of elasticated footwear. On April 30, 2009, the Company sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction. Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the accompanying financial information. See further discussion in Note P.

In July 2008, the Company purchased a 57% equity interest in Palladium SAS (“Palladium”) for a total purchase price of €5.3 million, or approximately $8.5 million (including a loan of €3.65 million, or approximately $5.8 million). On June 2, 2009, the Company purchased the remaining 43% equity interest in Palladium for €5.0 million plus a variable future price. The future purchase price is equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 less €3.3 million, but not to exceed €6.7 million. The fair value of this new liability (the “Contingent Purchase Price” or “CPP”) will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year, less €3.3 million, but not less than zero. The change in CPP is based on the current quarter’s EBITDA projection and will be recognized as interest income or interest expense during the current quarter. The fair value of the CPP at December 31, 2009 was zero. Under the Palladium brand, the Company designs, develops and markets footwear for adventurers for all terrains. See further discussion in Note O.

The Company evaluated subsequent events through February 18, 2010.

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

December 31, 2009, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

3.	Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 2008 and 2007 presentation to conform to the 2009 presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity and do not affect previously reported cash flows from operations, investing and financing activities or net change in cash and cash equivalents.

4.	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents as of December 31, 2009 and 2008 is $36,369,000 and $33,082,000, respectively, of balances maintained in foreign bank accounts.

5.	Inventories

Inventories, consisting of merchandise held for resale as finished goods, are stated at the lower of cost or market. Cost is determined using a moving average cost method. Management continually evaluates its inventory position and implements promotional or other plans to reduce inventories to appropriate levels relative to its sales estimates for particular product styles or lines. Estimated losses are recorded when such plans are implemented. It is at least reasonably possible that management’s plans to reduce inventory levels will be less than fully successful, and that such an outcome would result in a change in the inventory reserve in the near-term.

6.	Property, Plant and Equipment

Property, plant and equipment are carried at cost. Development costs related to the implementation of SAP information management software have been capitalized in accordance with Accounting Standards Codification (“ASC”) No. 350, “Intangibles – Goodwill and Others.” For financial reporting and tax purposes, depreciation and amortization are calculated using straight-line and accelerated methods, respectively, over the estimated service lives of the depreciable assets. The service lives of the Company’s building and related improvements are 30 and 5 years, respectively. Information systems and equipment is depreciated from 3 to 10 years and leasehold improvements are amortized over the lives of the respective leases.

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

December 31, 2009, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

8.	Goodwill and Intangible Assets

Indefinite-lived intangible assets are evaluated for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with finite lives are amortized over their useful lives.

The Company reviews goodwill for impairment in a two step process. The first step is to determine whether there is potential impairment by comparing the estimated fair value of a reporting unit to its carrying value (which includes goodwill). If the fair value exceeds the carrying value, then goodwill is not considered impaired, however, if the carrying amount exceeds the fair value, then step two is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities. The excess, if any, is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount of goodwill, then impairment is recognized.

The Company reviews intangible assets related to trademarks for impairment, by determining fair value using a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating reasonable royalty rates for each trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. If the fair value is less than the carrying value then impairment is recognized.

9.	Income Taxes

The Company accounts for income taxes under ASC No. 740, “Income Taxes.” ASC No. 740 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

The Company has not recorded United States income tax expense on earnings of selected foreign subsidiary companies as these are intended to be permanently invested, thus reducing the Company’s overall income tax expense. The amount of earnings designated as permanently invested is based upon the Company’s expectations of the future cash needs of its subsidiaries. Income tax considerations are also a factor in determining the amount of earnings to be permanently invested. Because the declaration involves the Company’s future plans and expectations of future events, the possibility exists that amounts declared as permanently invested may ultimately be repatriated. This would result in additional income tax expense in the year the Company determines that amounts were no longer permanently invested.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

9.	Income Taxes—(Continued)

Company’s expected annual effective tax rate. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision equals the estimated annual rate.

The Company evaluates the future realization of its deferred tax assets quarterly. The Company reviews each material tax jurisdiction for which a deferred tax asset has been recorded. The Company’s analysis includes a review of past results, future income and the tax life of net operating loss carryforwards. All evidence is evaluated in forming a conclusion whether a valuation allowance, if any, needs to be recorded.

ASC No. 740 creates a single model to address the accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements. The evaluation of a tax position is a two-step process. The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is greater than 50% likely of being realized upon ultimate settlement. On January 1, 2007, upon the adoption of the accounting for uncertain tax positions, the Company recognized a cumulative effect to beginning retained earnings of $2,575,000.

Any tax position recognized would be an adjustment to the effective tax rate. The Company recognizes interest expense and penalties on income tax liabilities in income tax expense on its Consolidated Statement of Earnings/Loss. The Company recognizes its uncertain tax positions in either accrued income taxes, if determined to be short-term, or other liabilities if determined to be long-term, on its Consolidated Balance Sheet. For federal tax purposes, the Company’s 2006 through 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2005 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

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

December 31, 2009, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

11.	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the lines of credit and short-term debt, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The fair value of long-term debt is measured by obtaining the current interest rate from the financial institutions and then comparing that to the actual interest rate owed on the debt. At December 31, 2009, the fair value of the long-term debt is estimated at $726,000.

ASC No. 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements which increase the consistency and the comparability of fair value measurements in financial statement disclosures. ASC No. 820 applies in situations where other accounting pronouncements require or permit fair value measurements.

ASC No. 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2009 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments Available for Sale	$31,209	$15,069	$16,140	$—
Forward Exchange Contracts—Assets	184	—	184	—
Forward Exchange Contracts—Liabilities	351	—	351	—

The Company purchases its investments available for sale through several major financial institutions. These financial institutions have hired a third party to measure fair value of these investments.

U.S. Treasury securities are measured at fair value by obtaining information from a number of live data sources including active market makers and inter-dealer brokers. These data sources are reviewed based on their historical accuracy for individual issues and maturity ranges.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

11.	Fair Value of Financial Instruments—(Continued)

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

The Company’s counterparty (“Counterparty”) to a majority of its forward exchange contracts is a major financial institution. These forward exchange contracts are measured at fair value using a “mid-market” valuation which represents either (1) the Counterparty’s good faith estimate of the mid-market value of the position, based on estimated or actual bids and offers for the positions, or (2) a “mid-market” price generated by the Counterparty’s proprietary valuation models utilized by the Counterparty.

The following table provides Palladium’s goodwill and intangible assets carried at fair value measured on a non-recurring basis at December 31, 2009 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Palladium Goodwill (1)	$—	$—	$—	$—	$(2,177)
Palladium Intangible Assets (1)	11,235	—	—	11,235	(2,653)

(1)	See Note D for further discussion of valuation.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

12.	Financial Risk Management and Derivatives—(Continued)

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

Fees earned on sales by licensees are included in revenues and recognized under the accrual basis of accounting. Licensing fees totaling $6,118,000, $7,078,000 and $5,304,000 were earned during the years ended December 31, 2009, 2008 and 2007, respectively.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

13.	Recognition of Revenues and Accounts Receivable—(Continued)

In accordance with ASC No. 605, “Revenue Recognition,” shipping and handling costs billed to customers are included in sales and the related costs are included in selling, general and administrative expenses in the Consolidated Statements of Earnings/Loss. Shipping and handling costs included in selling, general and administrative expenses totaled $3,093,000, $3,460,000 and $3,637,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

14.	Cost of Goods Sold

Cost of goods sold includes the landed cost of inventory (which includes procurement costs of the Company’s Asian purchasing office and factory inspections, inbound freight charges, broker and consolidation charges and duties), production mold expenses and inventory and royalty reserves. Cost of goods sold may not be comparable to those of other entities as a result of recognizing warehousing costs within selling, general and administrative expenses.

Included in cost of goods sold for the year ended December 31, 2008 is an additional accrual for an underpayment of certain business taxes in a foreign jurisdiction. Prior to the third quarter of 2008, the Company had accrued approximately $638,000 related to this issue. A detailed analysis performed by the Company’s tax advisors and accountants during the third quarter of 2008 determined that the total amount of business taxes underpaid and related interest was approximately $2,447,000. Penalties were discretionary, ranging from zero to 300% of taxes owed and at that time, penalties were not accrued as the Company could not determine the likelihood of such assessment. On August 5, 2009, the Company settled the underpayment of such business taxes for approximately $1,529,000 plus interest of approximately $1,185,000, with no penalties assessed.

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

Advertising costs are generally expensed as incurred and are included in selling, general and administrative expenses. Advertising costs also include athlete endorsement fees, which are amortized over the contractual terms of the agreements. Advertising expenses amounted to $19,254,000, $33,367,000 and $46,369,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company engages in cooperative advertising programs with its customers. The Company recognizes this expense, based on the expected usage of the programs, in advertising expense. The Company accounts for its cooperative advertising programs in accordance with ASC No. 605, “Revenue Recognition.”

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

17.	Loss/Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net earnings/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to issue common stock were exercised.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted loss/earnings per share (“EPS”) computations (shares in thousands):

	2009		2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	34,962	$(0.80)	34,785	$0.60	34,705	$1.13
Effect of dilutive stock options	—	—	622	(0.01)	767	(0.03)

Diluted EPS	34,962	$(0.80)	35,407	$0.59	35,472	$1.10

Because the Company had a net loss for the year ended December 31, 2009, the number of diluted shares is equal to the number of basic shares at December 31, 2009. Outstanding stock options would have had an anti-dilutive effect on diluted EPS for the year ended December 31, 2009. Outstanding stock options with exercise prices greater than the average market price of a share of the Company’s common stock also have an anti-dilutive effect on diluted EPS. The following options were not included in the computation of diluted EPS because of their anti-dilutive effect:

	2009	2008	2007
Options to purchase shares of common stock (in thousands)	1,127	222	181
Exercise prices	$9.52—$34.75	$15.62—$34.75	$27.55—$35.89
	May 2012—	November 2014—	February 2015—
Expiration dates	August 2019	December 2018	May 2017

18.	Stock-Based Compensation

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

19.	Other Expense/Income

Other expense for the year ended December 31, 2009 includes a loss upon purchase of the remaining 43% of Palladium of $2,616,000, see Note O for further discussion, offset by a gain on sale of certain assets of the Royal Elastics brand of $1,367,000, see Note P for further discussion.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

19.	Other Expense/Income—(Continued)

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

Other income for the year ended December 31, 2007, includes a reversal of an estimate for the Company’s underpayment of payroll withholdings in a foreign jurisdiction from January 1, 1993 through December 31, 2005 of $5,232,000. The September 2007 settlement reached with this foreign jurisdiction resulted in the Company paying 100% of the payroll withholding liability plus a 50% penalty for periods starting from May 2001 through August 2007, however, interest was not assessed. Thus, the amount settled was lower than amounts previously estimated.

NOTE B—INVESTMENTS AVAILABLE FOR SALE

The Company’s investments are classified as available for sale and are stated at fair value. The Company’s investments at December 31 are as follows (in thousands):

2009
U.S. Treasury	$15,048
U.S. Government Corporations and Agencies	16,088
Accrued interest income	73

$31,209

The Company did not have investments classified as available for sale at December 31, 2008. At December 31, 2009, gross unrealized holding gains were $48,000 and gross unrealized holding losses were $12,000. The change in net unrealized holding gains that are included in comprehensive income is $24,000 for the year ended December 31, 2009. The Company immediately recognizes any premiums paid or discounts received on purchases of investments available for sale in its Consolidated Statements of Earnings/Loss as amounts are not material.

Investments by contractual maturities as of December 31, 2009 are as follows (in thousands):

Within one year	$—
After one year through five years	31,209
After five years through ten years	—
After ten years	—

$31,209

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE C—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consist of the following (in thousands):

	2009	2008
Building and improvements	$11,246	$12,242
Information systems	22,257	23,567
Furniture, machinery and equipment	8,133	7,891

	41,636	43,700
Less accumulated depreciation and amortization	(20,278)	(18,709)

	21,358	24,991
Land	695	695

	$22,053	$25,686

NOTE D—INTANGIBLE ASSETS

Intangible assets as of December 31 consist of the following (in thousands):

	2009	2008
Goodwill	$4,608	$9,673
Trademarks	13,331	15,782
Other	—	8
Less accumulated amortization	(2,680)	(2,687)

	$15,259	$22,776

The change in the carrying amount of goodwill and intangible assets during year ended December 31, 2009 is as follows (in thousands):

	2009	2008
Beginning Balance	$22,776	$4,700
Trademarks acquired (Note O)	—	14,703
Goodwill acquired (Note O)	—	5,285
Purchase accounting adjustments to goodwill (Note O)	(3,077)	—
Impairment losses—goodwill	(2,177)	(25)
Impairment losses—trademarks	(2,653)	(694)
Foreign currency translation effects	390	(1,193)

Ending Balance	$15,259	$22,776

The Company has performed the annual reassessment and impairment test as of October 1, 2009 of its Palladium goodwill and intangible assets related to trademarks.

As part of its assessment of goodwill, the Company determines the fair value of a reporting unit using both an income approach (i.e., “discounted cash flow” methodology) and a market approach (i.e., “guideline public company” and “guideline transactions” methodologies). As a result of the assessment,

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE D—INTANGIBLE ASSETS—(Continued)

primarily based on deteriorating economic market conditions in 2009, it was determined that all the goodwill related to Palladium was impaired by $2,177,000 for 2009.

As a result of the Company’s annual assessment, based on current market discount rates and royalty rates, it was determined that Palladium’s intangible assets related to trademarks were impaired by $2,653,000 for 2009.

Impairment losses are included in the Corporate Expenses category for segment reporting purposes. See further discussion in Note N.

During the year ended December 31, 2008, the Company acquired trademarks of $14,703,000 and goodwill of $5,285,000 mainly as a result of the acquisition of a 57% equity interest in Palladium, see discussion in Note O.

The Company has performed the annual reassessment and impairment test required as of January 1, 2008 of its Royal Elastics goodwill and intangible assets related to trademarks. During the fourth quarter of 2008, after a subsequent review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Royal Elastics goodwill and trademarks was impaired and recognized an impairment loss of $719,000 which is included in discontinued operations in the Company’s Consolidated Statements of Earnings/Loss.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE E—FINANCIAL RISK MANAGEMENT AND DERIVATIVES

At December 31, 2009, forward foreign exchange contracts with a notional value of $17,100,000 were outstanding to exchange various currencies with maturities ranging from January 2010 to September 2010, to sell the equivalent of approximately $4,050,000 in foreign currencies at contracted rates and to buy approximately $13,050,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. At December 31, 2009, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

The fair value of the Company’s derivatives as of December 31 is as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2009	2008	Balance Sheet Location	2009	2008
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$184	$2,585	Accrued liabilities	$351	$333
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	—	118	Accrued liabilities	—	105

Total derivatives		$184	$2,703		$351	$438

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)			Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)			Location of Gain/(Loss) in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008	2007		2009	2008	2007		2009	2008	2007
Foreign exchange contracts	$(3,987)	$4,640	$496	Cost of goods	$1,810	$(1,708)	$(2,258)	General and administrative expenses	$258	$1,036	$(99)

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE E—FINANCIAL RISK MANAGEMENT AND DERIVATIVES—(Continued)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2009	2008	2007
Foreign exchange contracts	General and administrative expenses	$(6)	$568	$—

NOTE F—BANK LINES OF CREDIT AND OTHER DEBT

At December 31, 2009 and 2008, the Company had debt outstanding of $4,207,000 and $5,376,000 (attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), respectively, (excluding outstanding letters of credit of $700,000 and $1,399,000 at December 31, 2009 and 2008, respectively).

Effective June 30, 2009, the Company amended certain of its bank agreements, reducing the amount it can borrow on its lines of credit facilities. Pursuant to the amendment, certain covenants were eliminated and the Company agreed to collateralize its lines of credit with $22,270,000 of cash held at the bank, which is reflected as Restricted Cash and Cash Equivalents in the Company’s Consolidated Balance Sheet at December 31, 2009. The covenants that have been eliminated are the Company’s obligation (1) to maintain at all times unencumbered liquid assets having an aggregate market value of not less than $100,000,000; (2) to maintain positive net income after taxes and extraordinary items on a rolling four consecutive fiscal quarter basis; and (3) not to declare or pay dividends or redeem stock in an aggregate amount greater than $150,000,000. The Company pays a commitment fee of 1/8% of the unused line for availability of the $10,000,000 credit facility. The terms of and current borrowings under the Company’s lines of credit as of December 31, 2009 are as follows (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
Domestic	$—	$700	$9,300	$10,000	Prime - 0.75%	July 1, 2010

Europe	$—	$—	$4,500	$4,500	LIBOR + 1.25%; IBOR + 1.25%	July 1, 2010; mutually cancelable at any time

Asia	$—	$—	$3,000	$3,000	LIBOR + 1.25%; Australian Bank Bill Buying Rate + 1.25%	July 1, 2010

Canada	$—	$—	$1,000	$1,000	Canadian Prime	July 1, 2010

The Company’s $10,000,000 credit facility contains a cross-default provision which indicates that if any defaults occur on any of the above mentioned facilities, then the Company would be in default on its $10,000,000 credit facility. Upon default, the bank may do one or more of the following: declare the Company in default, stop making additional credit available to the Company, and/or require the Company to repay its entire debt immediately and without notice. Upon the occurrence of default, the interest rate under the Company’s unsecured revolving credit facility will reprice at a rate of 2% higher than prime rate less 3/4%. At December 31, 2009, the Company was in compliance with all relevant covenants under its $10,000,000 credit facility.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE F—BANK LINES OF CREDIT AND OTHER DEBT—(Continued)

At December 31, 2009 and 2008, Palladium debt outstanding, under its lines of credit and term loans was $4,207,000 and $5,376,000, respectively. There were no letters of credit outstanding under these facilities at December 31, 2009 or 2008. The breakdown of the debt outstanding at December 31 is as follows (dollars and Euros in thousands):

	2009	2008
Secured Fixed Rate Term Loans with Financial Institutions (1):
€300 (or approximately $430 and $419 at December 31, 2009 and 2008, respectively) at 5.60%, due July 2012	$235	$310
€165 (or approximately $237 and $231 at December 31, 2009 and 2008, respectively) at 5.82%, due February 2012	118	154
€55 (or approximately $79 and $77 at December 31, 2009 and 2008, respectively) at 5.84%, due February 2012	40	51
€800 (or approximately $1,147 and $1,117 at December 31, 2009 and 2008, respectively) at 5.42%, due February 2013	655	799
Secured Variable Rate Lines of Credit with Financial Institutions (1):
Facility of €4,000 and €4,000 (or approximately $5,735 and $5,588) at December 31, 2009 and 2008, respectively, at Euribor 3 months for the previous month plus 0.65%, or approximately 1.37% and 3.91% at December 31, 2009 and 2008, respectively, due December 31, 2010 and 2009, respectively	—	913
Facility of €600 and €600 (or approximately $860 and $838) at December 31, 2009 and 2008, respectively, at Euribor prior 3 months plus 1.30%, or approximately 2.02% and 4.56% at December 31, 2009 and 2008, respectively, due June 30, 2010 and 2009, respectively (2)	1,443	838
Facility of €300 and €300 (or approximately $430 and $419) at December 31, 2009 and 2008, respectively, at T4M (Average Monthly Money Market) plus 2.50%, or approximately 2.85% and 4.95% at December 31, 2009 and 2008, respectively, due June 30, 2010 and 2009, respectively (2)	363	419
Facility of €600 and €350 (or approximately $860 and $489) at December 31, 2009 and 2008, respectively, at Euribor 1 month + 2.00%, or 2.45%, at December 31, 2009, and at T4M plus 1.50%, or approximately 3.95%, at December 31, 2008, due June 30, 2010 and 2009, respectively (2)	860	487
Facility of €300 (or approximately $419) at December 31, 2008, at T4M plus 1.30%, or approximately 3.75%, at December 31, 2008, due June 30, 2009 (2)	—	348
Facility of €600 and €450 (or approximately $860 and $629) at December 31, 2009 and 2008, respectively, at EONIA (Euro Overnight Index Average) plus 1.50%, or approximately 1.91% at December 31, 2009, and at EONIA plus 1.10%, or approximately 3.59% at December 31, 2008, due June 30, 2010 and 2009, respectively (2)	365	628
Facility of €300 and €300 (or approximately $430 and $419) at December 31, 2009 and 2008, respectively, at Euribor 3 months plus 1.50%, or approximately 2.20% and 4.76% at December 31, 2009 and 2008, respectively, due June 30, 2010 and 2009, respectively (2)	114	399
Accrued interest	14	30

Total	$4,207	$5,376

Less short-term	$3,463	$4,355

Long-term	$744	$1,021

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE F—BANK LINES OF CREDIT AND OTHER DEBT—(Continued)

(1)	These are secured by Palladium’s assets including accounts receivable, inventory and/or intellectual property rights (i.e. trademarks), as well as Palladium common stock.

(2)	These lines of credit are renewable every six months. The amount available under these facilities range from €1,700 to €2,400 (or approximately $2,437 to $3,441) and from €2,100 to €2,350 (or approximately $2,934 to $3,283) during the six month period July 1 through December 31, 2009 and 2008, respectively, depending on Palladium’s cash needs. The lines of credit facility amounts in the table above are the maximum amounts that could be borrowed upon at December 31, 2009 and 2008. Subsequent to December 31, 2009 and 2008, these lines of credit were renewed until June 30, 2010 and 2009, respectively, and the maximum facility amount available between January 1 through June 30, 2010 and 2009 range from €1,600 to €2,400 (or approximately $2,294 to $3,441) and €700 to €2,700 (or approximately $978 to $3,772), respectively.

Amounts due under Palladium’s lines of credit and term loans as of December 31, 2009 are as follows (in thousands):

Year ending December 31,
2010	$3,463
2011	308
2012	272
2013	164
2014	—
Thereafter	—

$4,207

In accordance with these financing arrangements with the financial institutions, Palladium must meet minimum working capital requirements and is restricted as to the amount of dividends it can pay. At December 31, 2009, Palladium was in compliance with its debt covenants.

Interest expense of $214,000 and $212,000 was incurred on the Company’s bank loans and lines of credit during the years ended December 31, 2009 and 2008, respectively.

NOTE G—ACCRUED LIABILITIES

Accrued liabilities as of December 31 consist of the following (in thousands):

	2009	2008
Compensation	$3,548	$5,550
Production molds	1,735	1,918
Advertising	1,736	1,847
Other	5,879	13,071

	$12,898	$22,386

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE H – OTHER LIABILITIES

Other liabilities as of December 31 consist of the following (in thousands):

	2009	2008
Deferred compensation	$6,736	$6,242
Uncertain tax positions, net of federal benefit of $516 and $509, for 2009 and 2008, respectively (Note I)	6,552	6,367

	$13,288	$12,609

NOTE I—INCOME TAXES

The provision for income tax (benefit)/expense includes the following for the years ended December 31 (in thousands):

	2009	2008	2007
Current:
United States
Federal	$(10,681)	$6,786	$8,160
State	339	(146)	1,083
Foreign	664	707	1,073
Deferred:
United States
Federal	2,178	(1,022)	(572)
State	(1,062)	(132)	(62)
Foreign	(1,101)	(311)	186

	$(9,663)	$5,882	$9,868

A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 is as follows:

	2009	2008	2007
U.S. Federal statutory rate	(35.0)%	34.0%	35.0%
State income taxes	(2.0)	4.4	3.8
Net results of foreign subsidiaries	4.0	(17.2)	(17.1)
Goodwill impairment	4.3	—	—
Other	2.7	(1.8)	(2.6)

	(26.0)%	19.4%	19.1%

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE I—INCOME TAXES—(Continued)

The federal income tax returns for 2006 and 2007, certain state returns for 2007 and 2008 and certain foreign income tax returns for 2005 through 2007 are currently under various stages of audit by the applicable taxing authorities. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. The Company’s material tax jurisdiction is the United States.

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

	2009	2008
Net current assets	$2,881	$6,676
Net non-current assets	9,538	4,474

Net asset	$12,419	$11,150

Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2009	2008
Assets
State taxes	$671	$216
Bad debts reserve	396	798
Inventory reserve and capitalized costs	2,132	4,686
Sales return reserve	238	162
Deferred compensation plan	2,602	2,388
Stock-based compensation	3,012	2,190
Foreign research and development credit	180	310
Alternative minimum tax credit and U.S. foreign tax credit	1,548	676
Foreign net operating losses	4,079	670
Other	1,022	1,381

Gross deferred tax assets	15,880	13,477
Liabilities
Contingent purchase payments	(154)	(154)
Depreciation	(3,295)	(2,170)
Other	(12)	(3)

Gross deferred tax liabilities	(3,461)	(2,327)

Net deferred tax asset	$12,419	$11,150

The Company did not record any valuation allowances against deferred tax assets at December 31, 2009 and 2008. Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets. For 2009, the Company has a

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE I—INCOME TAXES—(Continued)

U.S. tax loss valued at $13,821,000, which is recorded as Income Taxes Receivable on the Consolidated Balance Sheet. The entire loss will be carried back to the 2004 tax year and fully realized. The Company has foreign net operating losses valued at $4,079,000, which are primarily related to the pre-acquisition losses of ARFI, a French company. The carryforward period in France is unlimited. The Company has a U.S. alternative minimum tax credit carryforward of approximately $655,000, which does not expire. The Company has a U.S. foreign tax credit carryforward of approximately $893,000 which will expire in 2019.

The Company’s recognized uncertain tax positions at December 31 are as follows (in thousands):

	2009	2008
Uncertain tax positions	$6,165	$6,120
Interest on uncertain tax positions	903	756

Total uncertain tax positions, gross	7,068	6,876
Less federal income tax benefit	(516)	(509)

Total uncertain tax positions, net	$6,552	$6,367

The Company recognized interest expense, net of federal income tax benefit, on uncertain tax positions of $121,000, $209,000 and $169,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company did not recognize any related penalties for uncertain tax positions for the years ended December 31, 2009, 2008 and 2007.

The Company does not expect its uncertain tax positions to change significantly over the next twelve months. A reconciliation of the beginning and ending amount of the Company’s uncertain tax positions, gross, at December 31 is as follows (in thousands):

	2009	2008
Beginning balance	$6,876	$5,933
Additions for uncertain tax positions	1,107	2,576
Reductions for uncertain tax positions	(915)	(452)
Settlements for uncertain tax positions	—	(1,181)

Ending balance	$7,068	$6,876

NOTE J—COMMITMENTS AND CONTINGENCIES

The Company leases its principal warehouse facility through January 2015. In addition, certain property and equipment is leased primarily on a month-to-month basis. The Company recognizes its operating leases in accordance with ASC No. 840, “Leases.” Rent expense for these operating leases was approximately $5,885,000, $5,150,000 and $4,021,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has entered into endorsement agreements with athletes that are sponsored by the Company through April 2014. The Company has entered into licensing agreements which require the Company to pay minimum royalties through December 2012.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE J—COMMITMENTS AND CONTINGENCIES—(Continued)

Future minimum rental payments under leases, future minimum endorsement fees under endorsement agreements and future minimum royalties under licensing agreements at December 31, 2009 are as follows (in thousands):

	Year ending December 31,
	2010	2011	2012	2013	Thereafter	Total
Rental payments	$4,947	$3,758	$3,028	$2,199	$3,604	$17,536
Endorsement fees	2,295	1,443	1,135	850	187	5,910
Royalty fees	750	820	630	—	—	2,200

	$7,992	$6,021	$4,793	$3,049	$3,791	$25,646

The Company has product purchase obligations of approximately $35,193,000 at December 31, 2009. The Company generally orders product four to five months in advance of sales based primarily on advanced futures orders received from customers. Product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

The Company has outstanding letters of credit totaling approximately $700,000 at December 31, 2009. These letters of credit collateralize the Company’s obligations to third parties for the purchase of inventory. The letters of credit outstanding at December 31, 2009 have original terms from twelve to thirteen months. The fair value of these letters of credit approximates the fees currently charged for similar agreements and is not significant at December 31, 2009 and 2008.

The Company may owe a future purchase price that is equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 less €3,300,000 (or approximately $4,731,000), but not to exceed €6,700,000 (or approximately $9,606,000). At December 31, 2009, the future purchase price calculated in accordance with this formula was zero. The fair value of this liability at December 31, 2009 was zero.

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

NOTE K—EMPLOYEE BENEFIT PLANS

In 1988, the Company adopted a domestic discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The Company contribution into this plan was approximately $30,000, $36,000 and $538,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE L—STOCKHOLDERS’ EQUITY

Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock at the option of the Class B stockholder. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share for all matters

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE L—STOCKHOLDERS’ EQUITY—(Continued)

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

In 1999, the Company adopted the 1999 Stock Incentive Plan under which it was authorized to award up to 2,400,000 shares or options to employees and directors of the Company. As amended, the number of options or awards available for issuance under the 1999 Stock Incentive Plan was 4,600,000 shares of Class A Common Stock. The awards have a term of ten years and generally become fully vested between the grant date and the ninth year following the grant date. At December 31, 2009, there were no awards available under the 1999 Stock Incentive Plan for future grants.

In 2009, the Company adopted the 2009 Stock Incentive Plan under which it is authorized to award up to 3,000,000 shares or options of the Company’s Class A Common Stock to employees and directors of the Company. The awards have a term of ten years and generally become fully vested between the third and fifth years following the grant date. At December 31, 2009, 2,909,000 awards remain available for grant under the 2009 Stock Incentive Plan.

The following table summarizes compensation costs related to the Company’s stock-based compensation plans (in thousands) for the year ended December 31:

	2009	2008	2007
Cost of sales	$210	$241	$277
Selling, general and administrative	2,981	3,072	1,749

Pre-tax stock-based compensation expenses	3,191	3,313	2,026
Income tax benefit	1,080	1,157	604

Total stock-based compensation expense	$2,111	$2,156	$1,422

There were no significant capitalized stock-based compensation costs at December 31, 2009, 2008 and 2007. The Company recognizes stock-based compensation expense using the graded-vesting attribution method. The remaining unrecognized compensation expense related to unvested awards at December 31, 2009 is $4,275,000 and the weighted-average period of time over which this expense will be recognized is approximately 2.0 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of options, the Company realized income tax benefits in the years ended December 31, 2009, 2008 and 2007 that have been credited to additional paid-in capital.

On March 4, 2008, the Board of Directors unilaterally acted to amend certain outstanding options to purchase shares of the Company’s Class A Common Stock (the “Eligible Options”) held by eligible

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE L—STOCKHOLDERS’ EQUITY—(Continued)

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

On November 12, 2008, the Board of Directors approved a special dividend of $2.00 per share payable on December 24, 2008 to stockholders of record on December 10, 2008. Section 7 of the Company’s 1999 Stock Incentive Plan provides that under certain circumstances, the Board of Directors may make appropriate and proportionate adjustments in (a) the number of shares that may be acquired upon exercise, and (b) the exercise prices of such options to reflect the payment of a special cash dividend to stockholders. On November 12, 2008, the Board of Directors approved a reduction to the exercise price on all of the Company’s outstanding stock options by $2.00 per share under the terms of the anti-dilution provisions of the Company’s 1999 Stock Incentive Plan. The number of stock options repriced was 2,036,966 to 121 employees, with a weighted average exercise price prior to repricing of $11.46 and an average remaining contractual life of 5.1 years. The compensation cost recognized during 2008 relating to this repricing was $1,249,000 and it is expected to result in non-cash expense of approximately $488,000 over the next seven years. There were no modifications to stock option awards during 2009 or 2007.

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

	2009	2008	2007
Expected life (years)	5	7	6
Risk-free interest rate	2.0%	3.0%	4.6%
Expected volatility	45.5%	40.8%	39.0%
Expected dividend yield	—	1.2%	0.8%

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE L—STOCKHOLDERS’ EQUITY—(Continued)

The following table summarizes the stock option transactions for 2009, 2008 and 2007:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding January 1, 2007	2,250,515	$12.31
Granted	67,625	25.19
Exercised	(165,935)	7.23
Canceled	(100,633)	24.98

Options outstanding December 31, 2007	2,051,572	12.52
Granted	548,500	13.47
Repriced	2,496,357	10.33
Exercised	(247,659)	6.55
Canceled	(2,672,425)	13.79

Options outstanding December 31, 2008	2,176,345	9.37
Granted	995,165	6.96
Exercised	(281,365)	3.31
Canceled	(97,080)	12.60

Options outstanding December 31, 2009	2,793,065	$9.01	6.23	$6,086,000

Options exercisable December 31, 2009	1,321,720	$7.80	4.75	$3,908,000

Options exercisable at December 31, 2008 and 2007 were 972,292 and 986,533, respectively. The weighted-average grant-date fair value of stock options granted during 2009, 2008 and 2007 was $2.82, $6.35 and $10.64, respectively.

ASC No. 718, “Compensation – Stock Compensation,” requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its consolidated statement of cash flows rather than as an operating cash flow. Cash proceeds, income tax benefit and intrinsic value of related stock options exercised during the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Proceeds from stock options exercised	$931	$1,621	$1,200
Income tax benefit related to stock options exercised	$730	$844	$1,081
Intrinsic value of stock options exercised	$1,946	$2,570	$3,515

The Company issues new shares of Class A Common Stock to satisfy stock option exercises. Shares that are repurchased under the Company’s current stock repurchase programs will reduce the dilutive impact of the Company’s share-based compensation plans. Under its stock repurchase programs, the Company did not purchase shares of Class A Common Stock during the year ended December 31, 2009.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE M—CONCENTRATIONS OF CREDIT RISK

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

During the years ended December 31, 2009 and 2008, there were no customers that accounted for more than 10% of total revenues. During the year ended December 31, 2007, approximately 13% (9% domestic) of revenues were from one customer. At December 31, 2009, approximately 38% of accounts receivable were from six customers. At December 31, 2008, approximately 31% of accounts receivable were from four customers. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures, and for international receivables from distributors, the use of letters of credit and letters of guarantee.

NOTE N—SEGMENT INFORMATION

The Company’s predominant business is the design, development and distribution of athletic footwear. The Company has identified its footwear products business to be its only segment as substantially all of the Company’s revenues are from the sales of footwear products. The Company is organized into three geographic regions: the United States, Europe, Middle East and Africa (“EMEA”) and Other International operations. The Company’s Other International geographic region includes the Company’s operations in Asia. Certain reclassifications have been made in the 2008 and 2007 presentations to conform to the 2009 presentation. The following tables summarize information by geographic region of the Company’s footwear segment (in thousands):

	Year ended December 31,
	2009	2008	2007
Revenues from unrelated entities (1):
United States	$101,181	$138,390	$196,606
EMEA	91,719	129,313	142,729
Other International	47,829	59,702	55,205

	$240,729	$327,405	$394,540

Inter-geographic revenues:
United States	$4,796	$6,629	$8,291
EMEA	12	10	2
Other International	105	33,410	49,274

	$4,913	$40,049	$57,567

Total revenues:
United States	$105,977	$145,019	$204,897
EMEA	91,731	129,323	142,731
Other International	47,934	93,112	104,479
Less inter-geographic revenues	(4,913)	(40,049)	(57,567)

	$240,729	$327,405	$394,540

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE N—SEGMENT INFORMATION—(Continued)

	Year ended December 31,
	2009	2008	2007
Operating (loss) profit:
United States	$(13,337)	$(3,907)	$26,927
EMEA	(3,044)	13,660	23,787
Other International	5,573	10,038	7,081
Less corporate expenses (2)	(23,596)	(25,931)	(21,886)
Eliminations	(2,558)	(1,739)	(562)

	$(36,962)	$(7,879)	$35,347

Interest income:
United States	$1,932	$7,271	$9,642
EMEA	16	624	781
Other International	58	537	764

Total interest income	2,006	8,432	11,187

Interest expense:
United States	665	24	—
EMEA	274	192	3
Other International	17	—	—

Total interest expense	956	216	3

Interest income, net	$1,050	$8,216	$11,184

Income tax (benefit)/expense:
United States	$(9,227)	$5,486	$8,609
EMEA	(142)	371	553
Other International	(294)	25	706

	$(9,663)	$5,882	$9,868

Provision for depreciation and amortization:
United States	$3,100	$2,748	$1,518
EMEA	885	610	538
Other International	174	176	190

	$4,159	$3,534	$2,246

Capital expenditures:
United States	$421	$3,325	$9,828
EMEA	810	1,253	506
Other International	213	472	155

	$1,444	$5,050	$10,489

	December 31,
	2009	2008
Identifiable assets:
United States	$89,303	$102,049
EMEA	49,502	57,178
Other International	27,219	28,940
Corporate assets and eliminations (3)	178,126	206,123

	$344,150	$394,290

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE N—SEGMENT INFORMATION—(Continued)

(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire corporation and are not segment/region specific. The decrease of corporate expenses during the year ended December 31, 2009 compared to the year ended December 31, 2008 was a result of decreases in data processing expenses, legal expenses and accounting expenses offset by an impairment charge on the goodwill and intangible assets related to Palladium. The decrease in data processing expenses was a result of a decrease in on-going maintenance expenses for the Company’s SAP computer software system which resulted from the completion of the SAP implementation in certain international regions in the fourth quarter of 2008. The decrease in legal expenses was a result of a decrease in expenses incurred to defend the Company’s trademarks. The decrease in accounting expenses was a result of lower auditing fees for non-recurring 2008 events and a reduction of the outsourcing of certain accounting services. The increase in corporate expenses during the year ended December 31, 2008 compared to the year ended December 31, 2007 was a result of increases in data processing expenses and compensation expenses. The increase in data processing expenses was due to the expenses incurred as a result of the SAP implementation in the fourth quarter of 2008, as discussed above. The increase in compensation related expenses in 2008 is a result of stock option expenses (recognized as a result of the repricing of stock options) and a decrease in the bonus/incentive related expense reversals that were calculated in accordance with the bonus formula under the Company’s EVA incentive program offset by decreases in other fringe benefit related expenses.

(3)	Corporate assets include cash and cash equivalents, restricted cash and cash equivalents, investments available for sale and intangible assets.

NOTE O—PALLADIUM

On May 16, 2008, the Company entered into a Share Purchase and Shareholders’ Rights Agreement (the “Agreement”) by and among Christophe Mortemousque, Palladium and the Company providing for the purchase of a 57% equity interest in Palladium from its shareholders for a total purchase price of €5.3 million, or approximately $8.5 million (including a loan of €3.65 million, or approximately $5.8 million). Pursuant to the terms of the Agreement, the Company also agreed to acquire the remaining 43% equity interest in Palladium, subject to certain conditions set forth in the Agreement, which would occur in the first half of 2013, except in certain circumstances. If the purchase occurred in the first half of 2013, then the purchase price would be equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 plus €1.7 million. Otherwise the purchase price would be equal to €1.7 million plus an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended (i) December 31 of the year preceding the purchase (or September 30, 2008 if the purchase occurred prior to December 31, 2009) or (ii) December 31, 2012, at the option of the seller. At December 31, 2008, the fair value of this liability was approximately $3.8 million, which was subject to final determination at the time of purchase in accordance with the Agreement. Closing of the 57% equity purchase occurred on July 1, 2008. As discussed in more detail below, the acquisition of Palladium was recorded as a 100% purchase acquisition and accordingly, the results of operations of the acquired business are included in the Consolidated Financial Statements from the date of acquisition. In addition, as discussed in more detail below, the Company purchased the remaining 43% equity interest in Palladium on June 2, 2009.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE O—PALLADIUM—(Continued)

Upon the initial purchase of the 57% equity interest, in accordance with ASC No. 480, “Distinguishing Liabilities from Equity,” the Company determined that the mandatory redemption provisions of the Agreement required the Company to purchase the remaining 43% equity interest as a single unit and that there were no substantive conditions to the future purchase of this remaining 43% equity interest that would reasonably change the redemption conditions from mandatory to contingent. As such, at July 1, 2008, the Company recorded a liability, Mandatorily Redeemable Minority Interest (“MRMI”) on its balance sheet at fair value, or $4.2 million. Subsequent changes to the fair value of the MRMI will be recorded as interest income or interest expense. The fair value of the MRMI will be determined each quarter based on the current quarter’s projection of EBITDA for the twelve months ended December 31 of the current year, but not less than the amount determined at the previous twelve month measurement date per the Agreement. The change in MRMI is based on the current quarter’s EBITDA projection and will be recognized as interest income or interest expense during the current quarter.

On June 2, 2009, the Company entered into Amendment No. 1 to the Share Purchase and Shareholders’ Rights Agreement by and among Christophe Mortemousque, Palladium and the Company providing for the purchase of the remaining 43% equity interest in Palladium for €5.0 million plus a variable future price (see discussion below). The payment of the €5.0 million (or $7.0 million) was paid on June 16, 2009. The future purchase price is equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 less €3.3 million, but not to exceed €6.7 million. The fair value of this new liability (the “Contingent Purchase Price” or “CPP”) will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year, less €3.3 million, but not less than zero. The change in CPP is based on the current quarter’s EBITDA projection and will be recognized as interest income or interest expense during the current quarter. As a result of purchasing the remaining 43% equity interest, the Company recognized a loss of $2.6 million on the purchase, which is recorded in Other (Expense)/Income, net on the Consolidated Statement of Earnings/Loss. The loss was calculated as the difference between the purchase price and the MRMI. The fair value of the CPP at December 31, 2009 was zero. The Company did not recognize interest income or interest expense as a result of changes in CPP during 2009.

In addition during 2009, in accordance with ASC No. 805, “Business Combinations,” certain adjustments were made to goodwill to finalize the purchase accounting for the acquisition of Palladium. Goodwill was reduced by $3,077,000 and a deferred tax asset was created. The deferred tax asset recognized represents Palladium’s pre-acquisition net operating losses. The Company believes that these net operating losses will be utilized in the future which is based on anticipated future taxable income sufficient to utilize these losses and the indefinite carryforward of net operating losses allowed for under local tax law.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE O—PALLADIUM—(Continued)

The change in MRMI was based on Palladium’s current quarter’s EBITDA projection and was recognized as interest income or interest expense during the current quarter. The change in the fair value of MRMI during the year ended December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Beginning Balance	$3,759	$—
Initial valuation of MRMI	—	4,249
Change in EBITDA projection	658	(490)
Purchase of remaining 43% of Palladium	(4,417)	—

Ending Balance	$—	$3,759

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

In accordance with the provisions of ASC No. 805 and ASC No. 480, the acquisition of Palladium on July 1, 2008 was recorded as a 100% purchase acquisition without reflecting any minority interest but recognizing the MRMI liability and accordingly, the results of operations of the acquired business are included in the Consolidated Financial Statements from the date of acquisition. A trademark asset totaling $8,688,000 and goodwill of $5,285,000, have been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired. At July 1, 2008, the acquired assets and liabilities assumed in the purchase of Palladium is as follows (in thousands):

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

The lines of credit of approximately $4.9 million include amounts outstanding under Palladium’s bank lines of credit and the short-term portion of loans with financial institutions. The loans are paid

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE O—PALLADIUM—(Continued)

either on a monthly or quarterly basis and have maturity dates ranging from February 2012 to February 2013. See Note F for further discussion. On a pro forma basis, as if Palladium had been acquired at the beginning of 2008 and 2007, consolidated revenues, earnings from continuing operations, net earnings and earnings per diluted common share would have been as follows for the years ended December 31, 2008 and 2007 (dollar amounts in thousands):

	Unaudited
	Pro Forma 2008	Pro Forma 2007
Revenues	$337,900	$413,362
Earnings from continuing operations	$23,492	$42,424
Net Earnings	$19,922	$39,602
Earnings per diluted common share:
Earnings from continuing operations	$0.66	$1.20
Net earnings	$0.56	$1.12

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

These trademarks are accounted for in accordance with the provisions of ASC No. 350. These indefinite-lived assets will be evaluated for impairment at least annually, and more often when events indicate that an impairment exists. See Note D.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE P—SALE OF ROYAL ELASTICS

On April 30, 2009, the Company sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1.0 million, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4.0 million. Pursuant to the Asset Sale Agreement, REH agreed to pay the Company $2.9 million in cash by April 30, 2010 (of which the Company has received approximately $1.9 million as of December 31, 2009) and a $1.1 million promissory note from REH for the remaining balance. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. The pre-tax gain on sale is $1.4 million for the year ended December 31, 2009 and is recorded in Other (Expense)/Income, net on the Consolidated Statement of Earnings/Loss. Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the accompanying financial statements. The operations of Royal Elastics for year ended December 31 (in thousands):

	2009	2008	2007
Revenues	$5,339	$12,755	$15,892
Cost of goods sold	3,708	9,416	9,663

Gross profit	1,631	3,339	6,229
Selling, general and administrative expenses	1,814	7,970	9,215

Operating loss	(183)	(4,631)	(2,986)
Interest expense, net	(929)	(1,251)	(1,590)

Loss before income taxes	(1,112)	(5,882)	(4,576)
Income tax benefit	(648)	(2,312)	(1,754)

Net loss from discontinued operations	$(464)	$(3,570)	$(2,822)

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE Q—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2009 and 2008 follows (in thousands except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2009
Revenues	$74,044	$54,032	$70,633	$42,020	$240,729
Gross profit	28,292	16,260	26,292	15,327	86,171
Loss from continuing operations	(1,605)	(11,065)	(2,588)	(12,240)	(27,498)
(Loss)/Earnings from discontinued operations	512	(432)	(296)	(248)	(464)
Net loss	(1,093)	(11,497)	(2,884)	(12,488)	(27,962)
Loss per share
Basic and Diluted
Loss from continuing operations	$(0.04)	$(0.32)	$(0.07)	$(0.35)	$(0.79)
(Loss)/Earnings from discontinued operations	0.01	(0.01)	(0.01)	(0.01)	(0.01)
Net loss	(0.03)	(0.33)	(0.08)	(0.36)	(0.80)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2008
Revenues	$98,401	$82,885	$92,629	$53,490	$327,405
Gross profit	45,936	36,372	36,890	12,822	132,020
Earnings/(Loss) from continuing operations	7,130	27,721	1,506	(11,902)	24,455
Loss from discontinued operations	(20)	(1,298)	(440)	(1,812)	(3,570)
Net earnings/(loss)	7,110	26,423	1,066	(13,714)	20,885
Earnings/(Loss) per share
Basic
Earnings/(Loss) from continuing operations	$0.21	$0.80	$0.04	$(0.34)	$0.70
Loss from discontinued operations	—	(0.04)	(0.01)	(0.05)	(0.10)
Net earnings/(loss)	0.21	0.76	0.03	(0.39)	0.60
Diluted
Earnings/(Loss) from continuing operations	$0.20	$0.79	$0.04	$(0.34)	$0.69
Loss from discontinued operations	—	(0.04)	(0.01)	(0.05)	(0.10)
Net earnings/(loss)	0.20	0.75	0.03	(0.39)	0.59

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2009 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Except for the information disclosed in Part I under the heading “Executive Officers of the Registrant,” the information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 18, 2010 to be filed with the S.E.C. within 120 days after December 31, 2009 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 18, 2010 to be filed with the S.E.C. within 120 days after December 31, 2009 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 18, 2010 to be filed with the S.E.C. within 120 days after December 31, 2009 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 18, 2010 to be filed with the S.E.C. within 120 days after December 31, 2009 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held May 18, 2010 to be filed with the S.E.C. within 120 days after December 31, 2009 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

3.1	Second Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on March 27, 2009)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 filed with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. 2009 Stock Incentive Plan (incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the S.E.C. on May 22, 2009)

10.6	K•Swiss Inc. Employee Stock Option Agreement (Officers) Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.7	K•Swiss Inc. Non-Employee Director Stock Option Agreement Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.8	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1993)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 1994)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.16	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.17	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.18	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.19	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated August 1, 2009 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.20	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.21	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.22	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.23	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.24	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.25	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between K•Swiss and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.26	Amendment No. 2 to Loan Agreement, dated June 28, 2007, between K•Swiss and Bank of America (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 29, 2007)

10.27	Amendment No. 3 to Loan Agreement, dated March 28, 2008, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on March 28, 2008)

10.28	Amendment No. 4 to Loan Agreement, dated June 30, 2009, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.27 to the Registrant’s Form 10-Q filed with the S.E.C. on August 6, 2009)

10.29	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.30	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.31	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.32	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.33	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.34	Amendment No. 1 to Share Purchase and Shareholders’ Rights Agreement, dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 4, 2009)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) Schedules

Page
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	84

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
George Powlick, Vice President of Finance, Chief Administrative Officer, Chief Financial Officer, Secretary and Director

February 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	STEVEN NICHOLS Steven Nichols	Chairman of the Board, President and Chief Executive Officer	February 18, 2010

/s/	GEORGE POWLICK George Powlick	Vice President of Finance, Chief Administrative Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Director	February 18, 2010

/s/	LAWRENCE FELDMAN Lawrence Feldman	Director	February 18, 2010

/s/	STEPHEN FINE Stephen Fine	Director	February 18, 2010

/s/	MARK LOUIE Mark Louie	Director	February 18, 2010

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B		Column C		Column D	Column E
Description	(1) Balance at Beginning of Period		Additions
			(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(1) Write-offs and Deductions, Net	(1) Balance at End of Period
Allowance for bad debts	(2009)	$2,897	$(257)	$—	$(478)	$2,162
	(2008)	2,941	(158)	378	(264)	2,897
	(2007)	2,133	956	—	(148)	2,941

Allowance for inventories	(2009)	$12,718	$6,949	$—	$(14,808)	$4,859
	(2008)	7,187	10,991	77	(5,537)	12,718
	(2007)	4,203	6,916	—	(3,932)	7,187

Allowance for sales returns	(2009)	$1,305	$4,121	$—	$(4,228)	$1,198
	(2008)	3,084	8,164	53	(9,996)	1,305
	(2007)	3,267	9,546	—	(9,729)	3,084

(1)	Includes activity related to the Royal Elastics brand for 2007 through 2009.

(2)	Acquired from the purchase of Palladium.

EXHIBIT INDEX

Exhibit

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002