Form 10-Q
period 2010-03-31
K SWISS INC
filed 2010-05-06
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at May 5, 2010:

Class A	27,119,972
Class B	8,039,524

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,260	$139,663
Restricted cash and cash equivalents and restricted investments available for sale (Note 3)	23,000	22,270
Investments available for sale (Note 4)	61,856	31,209
Accounts receivable, less allowance for doubtful accounts of $2,415 and $2,162 as of March 31, 2010 and December 31, 2009, respectively	40,481	27,487
Inventories	41,152	48,183
Prepaid expenses and other current assets	3,241	2,472
Income taxes receivable (Note 9)	13,821	13,821
Deferred income taxes (Note 9)	2,875	2,881

Total current assets	284,686	287,986
PROPERTY, PLANT AND EQUIPMENT, net	21,629	22,053
OTHER ASSETS
Intangible assets (Note 5)	14,888	15,259
Deferred income taxes (Note 9)	11,664	9,538
Other	9,687	9,314

Total other assets	36,239	34,111

	$342,554	$344,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit and current portion of long-term debt (Note 7)	$5,666	$3,463
Trade accounts payable	13,108	11,639
Accrued income taxes payable	299	335
Accrued liabilities	13,920	12,898

Total current liabilities	32,993	28,335
OTHER LIABILITIES
Long-term debt (Note 7)	473	744
Other liabilities	13,720	13,288

Total other liabilities	14,193	14,032
STOCKHOLDERS’ EQUITY
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 29,541,589 shares issued, 27,119,972 shares outstanding and 2,421,617 shares held in treasury at March 31, 2010 and 29,519,757 shares issued, 27,098,140 shares outstanding and 2,421,617 shares held in treasury at December 31, 2009	295	295
Class B, convertible – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,039,524 shares at March 31, 2010 and at December 31, 2009	80	80
Additional paid-in capital	66,689	66,082
Treasury Stock	(58,190)	(58,190)
Retained earnings	283,688	288,386
Accumulated other comprehensive earnings/(loss) –
Foreign currency translation	2,552	5,672
Net gain/(loss) on hedge derivatives	218	(566)
Net gain on investments available for sale (Notes 3 and 4)	36	24

Total stockholders’ equity	295,368	301,783

	$342,554	$344,150

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS/LOSS

AND COMPREHENSIVE EARNINGS/LOSS

(Dollar amounts and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues (Note 10)	$65,870	$74,044
Cost of goods sold	37,224	45,752

Gross profit	28,646	28,292
Selling, general and administrative expenses	35,282	29,976

Operating loss (Note 10)	(6,636)	(1,684)
Other expense, net (Note 11)	(41)	—
Interest income/(expense), net	139	(124)

Loss before income tax benefit and discontinued operations	(6,538)	(1,808)
Income tax benefit (Note 9)	(1,840)	(203)

Loss before discontinued operations	(4,698)	(1,605)
Earnings from discontinued operations, less applicable income tax benefit of $0 and $226, for the three months ended March 31, 2010 and 2009, respectively (Note 11)	—	512

Net loss	$(4,698)	$(1,093)

Loss per common share (Note 2)
Basic:
Loss from continuing operations	$(0.13)	$(0.04)
Earnings from discontinued operations	—	0.01

Net loss	$(0.13)	$(0.03)

Diluted:
Loss from continuing operations	$(0.13)	$(0.04)
Earnings from discontinued operations	—	0.01

Net loss	$(0.13)	$(0.03)

Weighted average number of shares outstanding (Note 2)
Basic	35,142	34,859

Diluted	35,142	34,859

Dividends declared per common share	$—	$—

Net loss	$(4,698)	$(1,093)
Other comprehensive (loss)/earnings –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the three months ended March 31, 2010 and 2009, respectively	(3,120)	(2,534)
Change in deferred gain/(loss) on hedge derivatives, net of income taxes of $ 0 and $0 for the three months ended March 31, 2010 and 2009, respectively	784	(1,081)
Change in deferred gain on investments available for sale and restricted investments available for sale, net of income taxes of $6 and $0 for the three months ended March 31, 2010 and 2009, respectively	12	—

Comprehensive loss	$(7,022)	$(4,708)

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss from continuing operations	$(4,698)	$(1,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	754	924
Change in mandatorily redeemable minority interest	—	658
Net gain on disposal of property, plant and equipment	—	44
Deferred income taxes	(2,126)	(2,149)
Stock-based compensation	519	615
Excess income tax benefit of stock-based compensation	—	(4)
Increase in accounts receivable	(12,998)	(17,155)
Decrease in inventories	7,261	8,704
Increase in prepaid expenses and other assets	(1,114)	(736)
Decrease/(Increase) in accounts payable and accrued liabilities	3,071	(14,427)

Net cash used in operating activities from continuing operations	(9,331)	(25,131)
Net cash provided by discontinued operations	—	2,073

Net cash used in operating activities	(9,331)	(23,058)

Cash flows from investing activities:
Change in restricted cash and cash equivalents	14,266	—
Purchase of restricted investments available for sale and investments available for sale	(45,334)	—
Purchase of property, plant and equipment	(328)	(260)

Net cash used in investing activities	(31,396)	(260)

Cash flows from financing activities:
Borrowings under bank lines of credit	11,690	13,534
Repayments under bank lines of credit	(9,759)	(11,632)
Excess income tax benefit of stock-based compensation	—	4
Proceeds from stock options exercised	88	28

Net cash provided by financing activities	2,019	1,934

Effect of exchange rate changes on cash	(2,695)	(1,222)

Net decrease in cash and cash equivalents	(41,403)	(22,606)
Cash and cash equivalents at beginning of period	139,663	207,423

Cash and cash equivalents at end of period	$98,260	$184,817

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$40	$87
Income taxes	$390	$250

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of March 31, 2010 and the results of its operations and its cash flows for the three months ended March 31, 2010 and 2009 have been included for the periods presented. The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.	Loss per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted loss per share (“EPS”) computations (shares in thousands):

	Three Months Ended March 31,
	2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,142	$(0.13)	34,859	$(0.03)
Effect of dilutive stock options	—	—	—	—

Diluted EPS	35,142	$(0.13)	34,859	$(0.03)

Because the Company had a net loss for the three months ended March 31, 2010 and 2009, the number of diluted shares is equal to the number of basic shares at March 31, 2010 and 2009. Outstanding stock options would have had an anti-dilutive effect on diluted EPS for the three months ended March 31, 2010 and 2009. Outstanding stock options with exercise prices greater than the average market price of a share of the Company’s common stock also have an anti-dilutive effect on diluted EPS. The following options were not included in the computation of diluted EPS because of their anti-dilutive effect:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Options to purchase shares of common stock (in thousands)	1,076	1,170
Exercise prices	$10.00 – $34.75	$9.77 – $34.75
Expiration dates	May 2012 – August 2019	May 2012 – August 2018

3.	Restricted Cash and Cash Equivalents and Restricted Investments Available for Sale

The Company collateralizes its lines of credit (non-Palladium) with the following (in thousands):

	March 31, 2010	December 31, 2009
Restricted cash and cash equivalents	$8,005	$22,270
Restricted investments available for sale:
U.S. Treasury	14,991	—
Accrued interest income on U.S. Treasury	4	—

Total restricted investments available for sale	14,995	—

	$23,000	$22,270

The restricted investments are classified as available for sale and are stated at fair value. At March 31, 2010, gross unrealized holding losses were $6,000. The change in net unrealized holding losses that were included in comprehensive income was $4,000 for the three months ended March 31, 2010. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security.

Investments by contractual maturities as of March 31, 2010 are as follows (in thousands):

Within one year	$4,982
After one year through five years	10,013
After five years through ten years	—
After ten years	—

$14,995

4.	Investments Available for Sale

The Company’s investments are classified as available for sale and are stated at fair value. The Company’s investments available for sale are as follows (in thousands):

	March 31, 2010	December 31, 2009
U.S. Treasury	$15,099	$15,048
U.S. Government Corporations and Agencies	18,138	16,088
Corporate Notes and Bonds	28,196	—
Accrued interest income	423	73

	$61,856	$31,209

At March 31, 2010, gross unrealized holding gains were $133,000 and gross unrealized holding losses were $72,000. The change in net unrealized holding gains that were included in comprehensive income is $40,000 for the three months ended March 31, 2010. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security.

Investments by contractual maturities as of March 31, 2010 are as follows (in thousands):

Within one year	$14,049
After one year through five years	47,807
After five years through ten years	—
After ten years	—

$61,856

5.	Intangible Assets

Intangible assets are as follows (in thousands):

	March 31, 2010	December 31, 2009
Goodwill	$4,611	$4,611
Trademarks	12,957	13,328
Less accumulated amortization	(2,680)	(2,680)

	$14,888	$15,259

The change in the carrying amount of goodwill and intangible assets during the three months ended March 31, 2010 is as follows (in thousands):

Beginning Balance	$15,259
Foreign currency translation effects	(371)

Ending Balance	$14,888

The Company performed the annual reassessment and impairment test of its Palladium goodwill and intangible assets related to trademarks as of October 1, 2009. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

6.	Financial Risk Management and Derivatives

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposures are from changes in the rates between the U.S. dollar and the Euro, U.S. dollar and the Pound Sterling and between the Euro and the Pound Sterling. In 2010 and 2009, the Company entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pound Sterling for Euros, and also in 2009, Pound Sterling for U.S. dollars. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

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

At March 31, 2010, forward foreign exchange contracts with a notional value of $15,882,000 were outstanding to exchange various currencies with maturities ranging from April 2010 to December 2010, to sell the equivalent of approximately $3,782,000 in foreign currencies at contracted rates and to buy approximately $12,100,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. At March 31, 2010, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

The fair value of the Company’s derivatives on its Consolidated Balance Sheets are as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2010	December 31, 2009	Balance Sheet Location	March 31, 2010	December 31, 2009
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Prepaid expenses and other current assets	$532	$184	Accrued liabilities	$145	$351

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$784	$(1,081)	Cost of goods sold	$(348)	$486	General and administrative expenses	$(1)	$319

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2010	2009
Foreign exchange contracts	General and administrative expenses	$—	$(37)

7.	Bank Lines of Credit and Current Portion of Long-Term Debt

At March 31, 2010 and December 31, 2009, the Company had debt outstanding of $6,139,000 and $4,207,000 (attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), respectively, (excluding outstanding letters of credit of $700,000 at March 31, 2010 and December 31, 2009).

The terms of and current borrowings under the Company’s lines of credit (not including borrowings by Palladium) as of March 31, 2010 are as follows (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
Domestic	$—	$700	$9,300	$10,000	Prime - 0.75%	July 1, 2010

Europe	$—	$—	$4,500	$4,500	LIBOR + 1.25%; IBOR + 1.25%	July 1, 2010; mutually cancelable at any time

Asia	$—	$—	$3,000	$3,000	LIBOR + 1.25%; Australian Bank Bill Buying Rate + 1.25%	July 1, 2010

Canada	$—	$—	$1,000	$1,000	Canadian Prime	July 1, 2010

The terms of and current borrowing under Palladium’s lines of credit facilities and term loans at March 31, 2010 is as follows (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate at March 31, 2010	Expiration Date
Secured lines of credit (1)	$1,039	$—	$2,180	$3,219	Variable, 1.90% - 2.84%	June 30, 2010
Secured line of credit	4,259	—	1,106	5,365	Variable, 1.31%	December 31, 2010
Fixed rate loans	828	—	—	828	5.42% - 5.84%	2012 - 2013
Accrued interest	13	—	—	13

	$6,139	$—	$3,286	$9,425

(1)	Under these lines of credit, the maximum facility amount available from January 1 to June 30, 2010 range from €1,600,000 to €2,400,000 (or approximately $2,146,000 to $3,219,000).

There were no letters of credit outstanding under these facilities at March 31, 2010 or December 31, 2009. Interest expense of $40,000 and $60,000 was incurred on Palladium’s bank loans and lines of credit during the three months ended March 31, 2010 and 2009, respectively.

8.	Fair Value Measurement

During the three months ended March 31, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which will enhance the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. ASU 2010-06 amends the disclosures about fair value measurements in FASB Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures.”

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the lines of credit and current portion of long-term debt, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The fair value of long-term debt is measured by obtaining the current interest rate from the financial institutions and then comparing that to the actual interest rate owed on the debt. At March 31, 2010, the fair value of the long-term debt is estimated at $466,000.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2010 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted Investments Available for Sale	$14,995	$14,995	$—	$—
Investments Available for Sale	61,856	15,135	46,721	—
Forward Exchange Contracts – Assets	532	—	532	—
Forward Exchange Contracts – Liabilities	145	—	145	—

The Company purchases its investments available for sale and restricted investments available for sale through several major financial institutions. These financial institutions have hired third parties to measure fair value of these investments.

U.S. Treasury securities are measured at fair value by obtaining information from a number of live data sources including active market makers and inter-dealer brokers. These data sources are reviewed based on their historical accuracy for individual issues and maturity ranges.

U.S. Government Corporate and Agency securities and Corporate Notes and Bonds are measured at fair value by obtaining (a) a bullet (non-call) spread scale that is created for each issuer going out to forty years (these spreads represent credit risk and are obtained from the new issue market, secondary trading and dealer quotes), (b) an option adjusted spread model which is incorporated to adjust spreads of issues that have early redemption features and (c) final spreads are added to the U.S. Treasury curve and a special cash discounting yield/price routine calculates prices from final yields to accommodate odd coupon payment dates. Evaluators maintain quality by surveying the dealer community, obtaining benchmark quotes, incorporating relevant trade data and updating spreads daily.

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

During the three months ended March 31, 2010, there were no transfers between Level 1 and Level 2 measurements. In addition, there were no changes in the valuation technique of assets and liabilities measured on a recurring basis during the three months ended March 31, 2010.

9.	Taxes

The income tax benefit for the three months ended March 31, 2010 and 2009 was $1,840,000 (or an effective tax benefit rate of 28.1%) and $203,000 (or an effective tax benefit rate of 11.2%), respectively.

The federal income tax returns for 2006 and 2007, certain state returns for 2007 and 2008 and certain foreign income tax returns for 2005 through 2007 are currently under various stages of audit by the applicable taxing authorities. The Company has recently received a Notice of Proposed Adjustment from the Internal Revenue Service for the tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,070,000. The Company does not agree with this adjustment and plans to vigorously defend its position. The Company does not believe that an additional tax accrual is required at this time. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. The Company’s material tax jurisdiction is the United States.

At March 31, 2010, the Company has income taxes receivable of $13,821,000, which is related to the U.S. tax loss for the year ended December 31, 2009. The entire loss will be carried back to the 2004 tax year and fully realized, as provided by “The Worker, Homeownership and Business Assistance Act of 2009.”

The Company has deferred income tax assets of $14,539,000 at March 31, 2010 and $12,419,000 at December 31, 2009. The deferred income tax assets consist primarily of U.S. tax loss carryforwards, foreign tax loss carryforwards, U.S. tax credits and deferred deductions. The Company did not record any valuation allowances against its deferred income tax assets at March 31, 2010. Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, and all other evidence, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred income tax assets.

At March 31, 2010, uncertain tax positions and the related interest were $6,395,000 and $970,000, respectively, all of which would affect the income tax rate if reversed. During the three months ended March 31, 2010 and 2009, the Company recognized income tax expense related to uncertain tax positions of $230,000 and $221,000, respectively.

10.	Segment Information

The Company’s predominant business is the design, development and distribution of athletic footwear. The Company has identified its footwear products business to be its only segment as substantially all of the Company’s revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe, Middle East and Africa (“EMEA”) and Other International. The Company’s Other International geographic region includes the Company’s operations in Asia. The following tables summarize information by geographic region of the Company’s footwear segment (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues from unrelated entities (1):
United States	$23,940	$30,375
EMEA	27,158	31,017
Other International	14,772	12,652

	$65,870	$74,044

Inter-geographic revenues:
United States	$1,311	$1,534
EMEA	—	11
Other International	35	1

	$1,346	$1,546

Total revenues:
United States	$25,251	$31,909
EMEA	27,158	31,028
Other International	14,807	12,653
Less inter-geographic revenues	(1,346)	(1,546)

	$65,870	$74,044

Operating (loss)/profit:
United States	$(6,940)	$(678)
EMEA	2,316	1,712
Other International	2,309	2,410
Less corporate expenses (2)	(4,514)	(5,423)
Eliminations	193	295

	$(6,636)	$(1,684)

	March 31, 2010	December 31, 2009
Long-lived assets (3):
United States	$19,580	$19,967
EMEA	731	886
Other International	1,318	1,200

	$21,629	$22,053

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company and are not segment/region specific. The decrease in corporate expenses for the three months ended March 31, 2010 is due to a decrease in data processing expenses, as a result of a decrease in on-going maintenance expenses for the Company’s SAP computer software system which resulted from a completion of the SAP implementation in certain international regions in the fourth quarter of 2008, offset by an increase in legal expenses as a result of expenses incurred to defend the Company’s trademarks.
(3)	Long-lived assets consist of property, plant and equipment, net.

During the three months ended March 31, 2010 and 2009, the Company did not have over 10% of revenues attributable to any one customer. At March 31, 2010, approximately 33% of accounts receivable were from five customers. At December 31, 2009, approximately 38% of accounts receivable were from six customers.

11.	Sale of Royal Elastics

On April 30, 2009, the Company sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1.0 million, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4.0 million. Pursuant to the Asset Sale Agreement, REH agreed to pay the Company $2.9 million in cash by April 30, 2010 (of which the Company has received approximately $2.2 million as of March 31, 2010) and a $1.1 million promissory note from REH for the remaining balance. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. A pre-tax gain on sale of $1.4 million for the year ended December 31, 2009 was recorded in Other (Expense)/Income, net on the Consolidated Statement of Earnings/Loss. For the three months ended March 31, 2010, the Company recognized an additional $41,000 related to the uncertainty of the collectability of the short-term note and is recorded in Other Expense, net on the Consolidated Statement of Earnings/Loss. Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the accompanying financial statements. The operations of Royal Elastics for the three months ended March 31, 2009 are as follows (in thousands):

Revenues	$3,474
Cost of goods sold	1,981

Gross profit	1,493
Selling, general and administrative expenses	965

Operating profit	528
Interest expense, net	(242)

Earnings before income taxes	286
Income tax benefit	(226)

Net earnings from discontinued operations	$512

12.	Uncertainties from Production Delays

In April 2010, the Company’s contract manufacturer in Thailand, one of only three manufacturers utilized by the Company in its global supply chain, ceased operations. As a result, it will not be able to fulfill orders for approximately 700,000 pairs scheduled to be produced during the second and third quarters of 2010. A majority of the pairs were being produced to fulfill orders primarily for Latin America and to a lesser extent Europe. The Company is attempting to secure production capacity in other facilities and secure permanent capacity for the primarily canvas product sourced from the Thailand manufacturer. The Company anticipates delays in replacing capacity and is not certain when and how much capacity will be replaced. Assuming the Company cannot fulfill any customer orders from previously scheduled Thailand production, the Company’s estimate is a total impact of approximately $5,000,000 in lost revenues during the second and third quarters of 2010.

13.	Subsequent Event – Palladium

On May 1, 2010, the Company amended the Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008, as amended by Amendment No. 1 dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. to revise the terms of the remaining future purchase price payable in 2013. The future purchase price will be equal to €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. In the second quarter of 2010, the Company will recognize the net present value of €3,000,000 in its Consolidated Statement of Earnings/Loss which will accrete to €3,000,000 at December 31, 2012. The €500,000 contingent purchase price will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of all our product offerings; demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; the availability of credit facilities for our customers and/or the stability of credit markets; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and timely commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; inadvertent and nonwillful infringement on others’ trademarks, patents and other intellectual property; difficulties in implementing, operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in maintaining SAP information management software; interruptions in data and communication systems; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; the continued operation and ability of our manufacturers to satisfy our production requirements; our ability to secure sufficient manufacturing capacity; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased material and/or labor costs; increased duties and tariffs and/or other trade restrictions; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable, inventory reserves, income taxes and goodwill and intangible assets. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Overview

Our total revenues decreased 11.0% in the three months ended March 31, 2010 from the three months ended March 31, 2009. Our overall gross profit margins, as a percentage of revenues, increased to 43.5% for the three months ended March 31, 2010 compared to 38.2% for the three months ended March 31, 2009, as a result of product mix including a lower level of sales of closeout product during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The current downturn of the worldwide economy has had and will continue to have an adverse affect on our business. Our selling, general and administrative expenses increased to 53.5% of revenues for the three months ended March 31, 2010 from 40.5% of revenues for the three months ended March 31, 2009 due mainly to increases in advertising and legal expenses, partially offset by decreases in compensation and data processing expenses. At March 31, 2010, our total futures orders with start ship dates from April through September 2010 were $72,529,000, a decrease of 1.6% from March 31, 2009. Of this amount, domestic futures orders were $29,115,000, an increase of 2.7%, and international futures orders were $43,414,000, a decrease of 4.3%. Net loss and net loss per diluted share for the three months ended March 31, 2010 was $4,698,000, or $0.13 per diluted share, and $1,093,000, or $0.03 per diluted share, for the three months ended March 31, 2009.

In April 2010, our contract manufacturer in Thailand, one of only three manufacturers utilized by us in our global supply chain, ceased operations. As a result, it will not be able to fulfill orders for approximately 700,000 pairs scheduled to be produced during the second and third quarters of 2010. A majority of the pairs were being produced to fulfill orders primarily for Latin America and to a lesser extent Europe. We are attempting to secure production capacity in other facilities and secure permanent capacity for the primarily canvas product sourced from the Thailand manufacturer. We anticipate delays in replacing capacity and are not certain when and how much capacity will be replaced. Assuming we cannot fulfill any customer orders from previously scheduled Thailand production, our estimate is a total impact of approximately $5,000,000 in lost revenues during the second and third quarters of 2010.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the Consolidated Statements of Earnings/Loss relative to revenues.

	Three Months Ended March 31,
	2010	2009
Revenues	100.0%	100.0%
Cost of goods sold	56.5	61.8
Gross profit	43.5	38.2
Selling, general and administrative expenses	53.5	40.5
Other expense, net	(0.1)	—
Interest income/(expense), net	0.2	(0.2)
Loss before income taxes and discontinued operations	(9.9)	(2.5)
Income tax benefit	(2.8)	(0.3)
Income from discontinued operations, net of income tax benefit	—	0.7
Net loss	(7.1)	(1.5)

Revenues

K•Swiss brand revenues decreased to $56,573,000 for the three months ended March 31, 2010 from $66,693,000 for the three months ended March 31, 2009, a decrease of $10,120,000 or 15.2%. This decrease was the result of a decline in the volume of footwear sold, offset by higher average wholesale prices per pair. The volume of footwear sold decreased by 29.4%, to 1,850,000 pair for the three months ended March 31, 2010, from 2,619,000 pair for the three months ended March 31, 2009. The decrease in the volume of footwear sold for the three months ended March 31, 2010 was the result of decreased sales of the lifestyle category of 33.9% and decreased sales of the performance category of 15.7%. The average wholesale price per pair increased to $27.21 for the three months ended March 31, 2010 from $23.84 for the three months ended March 31, 2009, an increase of 14.1%, which resulted primarily from product mix of sales including a lower level of sales of closeout product during the three months ended March 31, 2010 compared to the three months ended March 31, 2009; and from the geographic mix of sales being comprised of a lower percentage of domestic sales, which generally sell at a lower price, have decreased as a percentage of total K•Swiss brand revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Three Months Ended March 31,
	2010	2009	% Change
Domestic
K•Swiss brand	$23,404	$30,375	(22.9%)
Palladium brand	536	—	100.0

Total domestic	$23,940	$30,375	(21.2%)

International
K•Swiss brand	$33,169	$36,318	(8.7%)
Palladium brand	8,761	7,351	19.2%

Total international	$41,930	$43,669	(4.0%)

Total Revenues	$65,870	$74,044	(11.0%)

Customer acceptance of our K•Swiss domestic and international product has been weak and is likely to continue for the near term. In addition, the current downturn of the worldwide economy has had and will continue to have an adverse affect on our business.

Gross Profit Margin

Overall gross profit margin, as a percentage of revenues, increased to 43.5% for the three months ended March 31, 2010, from 38.2% for the three months ended March 31, 2009. Gross profit margin for the three months ended March 31, 2010 was affected by product mix changes and geographic mix of international sales. For the three months ended March 31, 2010, there was a lower level of sales of closeout product compared to the three months ended March 31, 2009, contributing to the increase in gross profit margin. International sales generally yield a higher gross profit margin, and were higher as a percentage of K•Swiss brand revenue for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. Our gross profit margin may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased to $35,282,000 (53.5% of revenues) for the three months ended March 31, 2010, from $29,976,000 (40.5% of revenues) for the three months ended March 31, 2009, an increase of $5,306,000 or 17.7%. This increase was the result of increases in advertising and legal expenses, partially offset by decreases in compensation and data processing expenses for the three months ended March 31, 2010. Advertising expenses increased 102.7% due to an increase in both domestic and international markets as part of a strategic effort to drive revenue. Legal expenses increased 100.0% as a result of increased expenses incurred to defend our trademarks. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, decreased 7.9% as a result of headcount reductions in 2009, decreases in bonus/incentive related expenses and decrease in stock option compensation expenses. Data processing expenses decreased 50.7% as a result of the decreases in on-going maintenance expense for our SAP computer software system which resulted from a completion of the SAP implementation in certain international regions in the fourth quarter of 2008. Corporate expenses of $4,514,000 and $5,423,000 for the three months ended March 31, 2010 and 2009, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire corporation. The decrease in corporate expenses during the three months ended March 31, 2010 was due to a decrease in data processing expenses, offset by an increase in legal expenses for the reasons discussed above.

Other Expense, Interest and Taxes

Other expense of $41,000 for the three months of March 31, 2010 related to the uncertainty of the collectability of the short-term note from Royal Elastics Holdings Ltd. (“REH”). On April 30, 2009, we sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1.0 million, to REH, a third party, in an arm’s length transaction for $4.0 million. Pursuant to the Asset Sale Agreement, REH agreed to pay us $2.9 million in cash by April 30, 2010 (of which we have received approximately $2.2 million as of March 31, 2010) and a $1.1 million promissory note from REH for the remaining balance.

Overall net interest income was $139,000 (0.2% of revenues) for the three months ended March 31, 2010 compared to net interest expense of $124,000 (0.2% of revenues) for the three months ended March 31, 2009. Included in the balance for the three months ended March 31, 2009 was interest expense recognized due to the change in fair value of the Mandatorily Redeemable Minority Interest. Otherwise, interest income decreased for the three months ended March 31, 2010 as a result of lower average interest rates and lower average balances.

Our income tax benefit for the three months ended March 31, 2010 and 2009 was $1,840,000 (or an effective tax benefit rate of 28.1%) and $203,000 (or an effective tax benefit rate of 11.2%), respectively. On a quarterly basis, we estimate what our effective tax rate will be for the full calendar year by estimating pre-tax income, excluding significant or infrequently occurring items, and tax expense for the remaining quarterly periods of the year. The estimated annual effective tax rate is then applied to year-to-date pre-tax income to determine the estimated year-to-date and quarterly tax expense. The income tax effects of infrequent or unusual items are recognized in the quarterly period in which they occur. As the year progresses, we continually refine our estimate based upon actual events and earnings. This continual estimation process periodically results in a change to our expected annual effective tax rate. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision equals the estimated annual rate. Our effective tax rate fluctuates mainly due to our geographic mix of sales and earnings. In addition, starting January 1, 2005, provision has not been made for United States income taxes on earnings of selected international subsidiary companies as these are intended to be permanently invested.

At March 31, 2010, uncertain tax positions and the related interest were $6,395,000 and $970,000, respectively, all of which would affect the income tax rate if reversed. During the three months ended March 31, 2010 and 2009, we recognized income tax expense related to uncertain tax positions of $230,000 and $221,000, respectively.

We did not record any valuation allowances against our deferred income taxes at March 31, 2010 based on our history of prior operating earnings and our expectations for 2011 and beyond. If, however, during the later part of 2010 evidence does not materialize to support our expectations for 2011 and beyond, we will record a deferred income taxes valuation allowance of $10,876,000, plus deferred income taxes established during the remainder of 2010, if any.

We have recently received a Notice of Proposed Adjustment from the Internal Revenue Service for the tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,070,000. We do not agree with this adjustment and plan to vigorously defend our position. We do not believe that an additional tax accrual is required at this time.

The net loss for the three months ended March 31, 2010 was $4,698,000, or $0.13 per share (diluted loss per share), and $1,093,000, or $0.03 per share (diluted loss per share), for the three months ended March 31, 2009.

Backlog

At March 31, 2010 and 2009 total futures orders with start ship dates from April 2010 and 2009 through September 2010 and 2009 were approximately $72,529,000 and $73,713,000, respectively, a decrease of 1.6%. The 1.6% decrease in total futures orders is comprised of a 6.5% decrease in the second quarter 2010 futures orders, offset by a 2.3% increase in the third quarter 2010 futures orders. At March 31, 2010 and 2009, domestic futures orders with start ship dates from April 2010 and 2009 through September 2010 and 2009 were approximately $29,115,000 and $28,340,000, respectively, an increase of 2.7%. At March 31, 2010 and 2009, international futures orders with start ship dates from April 2010 and 2009 through September 2010 and 2009 were approximately $43,414,000 and $45,373,000, respectively, a decrease of 4.3%. “Backlog,” as of any date, represents orders scheduled to be shipped within the next six months. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. See discussion regarding uncertainties in production delays in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview.

Subsequent Event – Palladium

On May 1, 2010, we amended the Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008, as amended by Amendment No. 1 dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. to revise the terms of the remaining future purchase price payable in 2013. The future purchase price will be equal to €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. In the second quarter of 2010, we will recognize the net present value of €3,000,000 in our Consolidated Statement of Earnings/Loss which will accrete to €3,000,000 at December 31, 2012. The €500,000 contingent purchase price will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year.

Liquidity and Capital Resources

We experienced net cash outflows from continuing operations of approximately $9,331,000 and $25,131,000 during the three months ended March 31, 2010 and 2009, respectively. The decrease in cash outflows from operating activities from the prior year is due to the difference in amount in the changes in accounts payable and accrued liabilities and accounts receivable, offset by the differences in the amounts in the changes in inventories and prepaid expenses and other assets and an increase in net loss.

We had net cash outflows from our investing activities of $31,396,000 and $260,000 for the three months ended March 31, 2010 and 2009, respectively. The increase in cash outflows from investing activities for the three months ended March 31, 2010 is due to the purchase of investments available for sale and the purchase of property, plant and equipment, partially offset by changes in restricted cash and cash equivalents.

We had net cash inflows from our financing activities of $2,019,000 and $1,934,000 for the three months ended March 31, 2010 and 2009 respectively. The increase in cash flows from financing activities for the three months ended March 31, 2010 was due to increases in proceeds from the exercise of stock options and in the net borrowings under our bank lines of credit, attributable to borrowings by Palladium.

In November 2009, the Board of Directors approved a stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock. As of March 31, 2010, $70,000,000 is remaining in this program. We adopted the $70,000,000 program because we believed that depending upon the then-array of alternatives, repurchasing our shares could be a good use of excess cash. Currently, we have made purchases under all stock repurchase programs from August 1996 through May 5, 2010 (the day prior to the filing of this Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At March 31, 2010, we had debt outstanding of $6,139,000 (attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans) (excluding outstanding letters of credit of $700,000 at March 31, 2010).

The terms of and current borrowings under our lines of credit (not including borrowings by Palladium) as of March 31, 2010 are as follows (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
Domestic	$—	$700	$9,300	$10,000	Prime - 0.75%	July 1, 2010

Europe	$—	$—	$4,500	$4,500	LIBOR + 1.25%; IBOR + 1.25%	July 1, 2010; mutually cancelable at any time

Asia	$—	$—	$3,000	$3,000	LIBOR + 1.25%; Australian Bank Bill Buying Rate + 1.25%	July 1, 2010

Canada	$—	$—	$1,000	$1,000	Canadian Prime	July 1, 2010

The terms of and current borrowing under Palladium’s lines of credit facilities and term loans at March 31, 2010 is as follows (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate at March 31, 2010	Expiration Date
Secured lines of credit (1)	$1,039	$—	$2,180	$3,219	Variable, 1.90% - 2.84%	June 30, 2010

Secured line of credit	4,259	—	1,106	5,365	Variable, 1.31%	December 31, 2010

Fixed rate loans	828	—	—	828	5.42% - 5.84%	2012 - 2013

Accrued interest	13	—	—	13

	$6,139	$—	$3,286	$9,425

(1)	Under these lines of credit, the maximum facility amount available from January 1 to June 30, 2010 range from €1,600,000 to €2,400,000 (or approximately $2,146,000 to $3,219,000).

There were no letters of credit outstanding under these facilities at March 31, 2010 or December 31, 2009. Interest expense of $40,000 and $60,000 was incurred on Palladium’s bank loans and lines of credit during the three months ended March 31, 2010 and 2009, respectively.

No other material capital commitments existed at March 31, 2010. Depending on our future growth rate, funds may be required by operating activities. With continued use of our revolving credit facilities and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2010. At March 31, 2010, we were in compliance with all relevant covenants under our credit facilities.

Our working capital decreased $7,958,000 to $251,693,000 at March 31, 2010 from $259,651,000 at December 31, 2009. Working capital decreased during the three months ended March 31, 2010 mainly due to decreases in cash and cash equivalents and inventory, as well as increases in trade accounts payable, accrued liabilities and bank lines of credit and current portion of long-term debt, offset by increases in investments available for sale and accounts receivable.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2010 or 2009, nor did we have any off-balance sheet arrangements outstanding at March 31, 2010 or 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which Item 7A is hereby incorporated by reference.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2010 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Other than as set forth below, there have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which Item 1A is hereby incorporated by reference.

Because we rely on independent manufacturers to produce our products, our sales and profitability may be adversely affected if our independent manufacturers fail to meet pricing, product quality and timeliness requirements or terminate their operations or if we are unable to obtain some components used in our products from limited supply sources or experience supply chain disruptions.

We depend upon independent manufacturers to manufacture our products in a timely and cost-efficient manner while maintaining specified quality standards. We also compete with other larger companies for production capacity of independent manufacturers that produce our products. We rely heavily on manufacturing facilities located in China. In 2009, approximately 78% of our footwear manufacturing occurred in China. We also rely upon the availability of sufficient production capacity at our manufacturers. Timely delivery of product may be impacted by factors such as weather conditions, disruption of the transportation systems or shipping lines used by our suppliers, or uncontrollable factors such as natural disasters, epidemic diseases, terrorism and war. It is essential that our manufacturers deliver our products in a timely manner and in accordance with our quality standards because our orders may be cancelled by customers if agreed-upon delivery windows are not met or products are not of agreed-upon quality. A failure by one or more of our manufacturers to meet established criteria for pricing, product quality or timely delivery or the termination of operations by any one of our manufacturers could adversely impact our sales and profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2010, the Company did not repurchase any shares of K•Swiss Class A Common Stock. $70,000,000 remains available for repurchase under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On May 1, 2010, the Company amended the Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008, as amended by Amendment No. 1 dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. to revise the terms of the remaining future purchase price payable in 2013. The future purchase price will be equal to €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. In the second quarter of 2010, the Company will recognize the net present value of €3,000,000 in its Consolidated Statement of Earnings/Loss which will accrete to €3,000,000 at December 31, 2012. The €500,000 contingent purchase price will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. A copy of this agreement is attached hereto as Exhibit 10.35 and is incorporated by reference.

Item 6.	Exhibits

3.1	Second Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on March 27, 2009)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 filed with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. 2009 Stock Incentive Plan (incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the S.E.C. on May 22, 2009)

10.6	K•Swiss Inc. Employee Stock Option Agreement (Officers) Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.7	K•Swiss Inc. Non-Employee Director Stock Option Agreement Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.8	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1993)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 1994)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.16	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.17	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.18	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.19	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated August 1, 2009 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.20	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.21	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.22	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.23	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended
June 30, 2008)

10.24	Loan Agreement dated June 1, 2005, between the Company and Bank of America (incorporated by reference to exhibit 10.18 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.25	Amendment No. 1 to Loan Agreement, dated June 28, 2005, between K•Swiss and Bank of America (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.26	Amendment No. 2 to Loan Agreement, dated June 28, 2007, between K•Swiss and Bank of America (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 29, 2007)

10.27	Amendment No. 3 to Loan Agreement, dated March 28, 2008, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on March 28, 2008)

10.28	Amendment No. 4 to Loan Agreement, dated June 30, 2009, between K•Swiss Inc. and Bank of America (incorporated by reference to exhibit 10.27 to the Registrant’s Form 10-Q filed with the S.E.C. on August 6, 2009)

10.29	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.30	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.31	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.32	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.33	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.34	Amendment No. 1 to Share Purchase and Shareholders’ Rights Agreement, dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 4, 2009)

10.35	Amendment No. 2 to Share Purchase and Shareholders’ Rights Agreement, dated May 1, 2010 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc.

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-Swiss Inc.

Date: May 5, 2010	By:	/s/ George Powlick
George Powlick,
Vice President of Finance, Chief Administrative Officer, Chief Financial Officer, Secretary and Director

EXHIBIT INDEX

Exhibit
10.35	Amendment No. 2 to Share Purchase and Shareholders’ Rights Agreement, dated May 1, 2010 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002