Form 10-Q
period 2010-06-30
K SWISS INC
filed 2010-08-05
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at August 4, 2010:

Class A	27,199,806
Class B	8,039,524

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,921	$139,663
Restricted cash and cash equivalents and restricted investments available for sale (Note 3)	23,085	22,270
Investments available for sale (Note 4)	81,377	31,209
Accounts receivable, less allowance for doubtful accounts of $2,457 and $2,162 as of June 30, 2010 and December 31, 2009, respectively	30,185	27,487
Inventories	47,195	48,183
Prepaid expenses and other current assets	6,451	2,472
Income taxes receivable (Note 9)	13,821	13,821
Deferred income taxes (Note 9)	2,879	2,881

Total current assets	268,914	287,986
PROPERTY, PLANT AND EQUIPMENT, net	21,332	22,053
OTHER ASSETS
Intangible assets (Note 5)	14,340	15,259
Deferred income taxes (Note 9)	15,406	9,538
Other	9,862	9,314

Total other assets	39,608	34,111

	$329,854	$344,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit and current portion of long-term debt (Note 7)	$1,753	$3,463
Trade accounts payable	19,478	11,639
Accrued income taxes payable	136	335
Accrued liabilities	12,035	12,898

Total current liabilities	33,402	28,335
OTHER LIABILITIES
Long-term debt (Note 7)	410	744
Contingent purchase price (Note 12)	3,320	—
Other liabilities	14,062	13,288

Total other liabilities	17,792	14,032
STOCKHOLDERS’ EQUITY
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 29,612,589 shares issued, 27,190,972 shares outstanding and 2,421,617 shares held in treasury at June 30, 2010 and 29,519,757 shares issued, 27,098,140 shares outstanding and 2,421,617 shares held in treasury at December 31, 2009	296	295
Class B, convertible – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,039,524 shares at June 30, 2010 and December 31, 2009	80	80
Additional paid-in capital	67,585	66,082
Treasury Stock	(58,190)	(58,190)
Retained earnings	269,143	288,386
Accumulated other comprehensive (loss)/earnings –
Foreign currency translation	(1,324)	5,672
Net gain/(loss) on hedge derivatives	1,044	(566)
Net gain on investments available for sale (Notes 3 and 4)	26	24

Total stockholders’ equity	278,660	301,783

	$329,854	$344,150

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS/LOSS

AND COMPREHENSIVE EARNINGS/LOSS

(Dollar amounts and shares in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Revenues (Note 10)	$112,701	$128,076	$46,831	$54,032
Cost of goods sold	66,529	83,524	29,305	37,772

Gross profit	46,172	44,552	17,526	16,260
Selling, general and administrative expenses	68,303	60,280	32,980	30,304

Operating loss (Note 10)	(22,131)	(15,728)	(15,454)	(14,044)
Other expense, net (Note 11)	(3,320)	(763)	(3,320)	(763)
Interest income, net	367	344	228	468

Loss before income taxes and discontinued operations	(25,084)	(16,147)	(18,546)	(14,339)
Income tax benefit	(5,841)	(3,477)	(4,001)	(3,274)

Loss before discontinued operations	(19,243)	(12,670)	(14,545)	(11,065)
Earnings/(Loss) from discontinued operations, less applicable income tax benefit of $0 and $512, for the six months ended June 30, 2010 and 2009, respectively, and $0 and $286, for the three months ended June 30, 2010 and 2009, respectively (Note 13)	—	80	—	(432)

Net Loss	$(19,243)	$(12,590)	$(14,545)	$(11,497)

Loss per common share (Note 2)
Basic:
Loss from continuing operations	$(0.55)	$(0.36)	$(0.41)	$(0.32)
Loss from discontinued operations	—	—	—	(0.01)

Net Loss	$(0.55)	$(0.36)	$(0.41)	$(0.33)

Diluted:
Loss from continuing operations	$(0.55)	$(0.36)	$(0.41)	$(0.32)
Loss from discontinued operations	—	—	—	(0.01)

Net Loss	$(0.55)	$(0.36)	$(0.41)	$(0.33)

Weighted average number of shares outstanding (Note 2)
Basic	35,164	34,863	35,186	34,867

Diluted	35,164	34,863	35,186	34,867

Dividends declared per common share	$—	$—	$—	$—

Net Loss	$(19,243)	$(12,590)	$(14,545)	$(11,497)
Other Comprehensive (Loss)/Earnings –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the six months ended June 30, 2010 and 2009, respectively, and net of income taxes of $0 and $0 for the three months ended June 30, 2010 and 2009, respectively	(6,996)	3,502	(3,876)	6,036
Change in deferred gain/(loss) on hedge derivatives, net of income taxes of $0 and $0 for the six months ended June 30, 2010 and 2009, respectively, and net of income taxes of $0 and $0 for the three months ended June 30, 2010 and 2009, respectively	1,610	(3,648)	826	(2,567)
Change in deferred gain/(loss) on investments available for sale and restricted investments available for sale, net of income tax expense of $1 and $0 for the six months ended June 30, 2010 and 2009, respectively, and net of income tax benefit of $5 and $0 for the three months ended June 30, 2010 and 2009, respectively	2	—	(10)	—

Comprehensive Loss	$(24,627)	$(12,736)	$(17,605)	$(8,028)

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss from continuing operations	$(19,243)	$(12,670)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,685	1,876
Change in contingent purchase price/mandatorily redeemable minority interest	3,320	(3,759)
Net loss on disposal of property, plant and equipment	—	1,108
Deferred income taxes	(5,868)	(8,721)
Stock-based compensation	969	1,381
Excess income tax benefit of stock-based compensation	—	(9)
Increase in accounts receivable	(2,692)	(3,859)
Decrease in inventories	1,687	7,251
(Increase)/Decrease in prepaid expenses and other current assets	(3,904)	3,820
Increase/(Decrease) in accounts payable and accrued liabilities	7,468	(16,017)

Net cash used in operating activities from continuing operations	(16,578)	(29,599)
Net cash provided by discontinued operations	—	4,251

Net cash used in operating activities	(16,578)	(25,348)

Cash flows from investing activities:
Change in restricted cash and cash equivalents	14,266	(22,270)
Purchase of available for sale securities	(65,053)	—
Purchase of property, plant and equipment	(758)	(560)

Net cash used in investing activities	(51,545)	(22,830)

Cash flows from financing activities:
Borrowings on bank lines of credit	19,315	20,303
Repayments on bank lines of credit and long-term debt	(21,359)	(20,563)
Excess income tax benefit of stock-based compensation	—	9
Proceeds from stock options exercised	535	82

Net cash used in financing activities	(1,509)	(169)

Effect of exchange rate changes on cash	(6,110)	4,017

Net decrease in cash and cash equivalents	(75,742)	(44,330)
Cash and cash equivalents at beginning of period	139,663	207,423

Cash and cash equivalents at end of period	$63,921	$163,093

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$75	$139
Income taxes	$824	$397

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of June 30, 2010 and the results of its operations and its cash flows for the six and three months ended June 30, 2010 and 2009 have been included for the periods presented. The results of operations and cash flows for the six and three months ended June 30, 2010 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.	Loss per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted loss per share (“EPS”) computations (shares in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2010		2009		2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,164	$(0.55)	34,863	$(0.36)	35,186	$(0.41)	34,867	$(0.33)
Effect of dilutive stock options	—	—	—	—	—	—	—	—

Diluted EPS	35,164	$(0.55)	34,863	$(0.36)	35,186	$(0.41)	34,867	$(0.33)

Because the Company had a net loss for the six and three months ended June 30, 2010 and 2009, the number of diluted shares is equal to the number of basic shares at June 30, 2010 and 2009. Outstanding stock options would have had an anti-dilutive effect on diluted EPS for the six and three months ended June 30, 2010 and 2009. Outstanding stock options with exercise prices greater than the average market price of a share of the Company’s common stock also have an anti-dilutive effect on diluted EPS. The following stock options were not included in the computation of diluted EPS because of their anti-dilutive effect:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Options to purchase shares of common stock (in thousands)	1,004	1,163
Exercise prices	$11.52 –$34.75	$9.37 – $34.75
Expiration dates	May 2012 –May 2020	May 2012 –November 2018

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Options to purchase shares of common stock (in thousands)	276	1,244
Exercise prices	$12.53 – $34.75	$9.17 – $34.75
Expiration dates	May 2013 – May 2020	May 2012 –November 2018

3.	Restricted Cash and Cash Equivalents and Restricted Investments Available for Sale

The Company collateralizes its lines of credit (non-Palladium) with the following (in thousands):

	June 30, 2010	December 31, 2009
Restricted cash and cash equivalents	$8,005	$22,270
Restricted investments available for sale:
U.S. Treasury	15,053	—
Accrued interest income on U.S. Treasury	27	—

Total restricted investments available for sale	15,080	—

	$23,085	$22,270

The restricted investments are classified as available for sale and are stated at fair value. At June 30, 2010, gross unrealized holding gains were $54,000. The change in net unrealized holding gains that are included in comprehensive income was $35,000 and $39,000 for the six and three months ended June 30, 2010, respectively. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security.

Investments by contractual maturities as of June 30, 2010 are as follows (in thousands):

Within one year	$4,992
After one year through five years	10,088
After five years through ten years	—
After ten years	—

$15,080

4.	Investments Available for Sale

The Company’s investments are classified as available for sale and are stated at fair value. The Company’s investments available for sale are as follows (in thousands):

	June 30, 2010	December 31, 2009
U.S. Treasury	$15,104	$15,048
U.S. Government Corporations and Agencies	25,132	16,088
Corporate Notes and Bonds	40,431	—
Accrued interest income	710	73

	$81,377	$31,209

At June 30, 2010, gross unrealized holding gains were $132,000 and gross unrealized holding losses were $146,000. The change in net unrealized holding losses that are included in comprehensive income was $33,000 and $49,000 for the six and three months ended June 30, 2010, respectively. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security.

Investments by contractual maturities as of June 30, 2010 are as follows (in thousands):

Within one year	$35,688
After one year through five years	45,689
After five years through ten years	—
After ten years	—

$81,377

5.	Intangible Assets

Intangible assets are as follows (in thousands):

	June 30, 2010	December 31, 2009
Goodwill	$4,611	$4,611
Trademarks	12,409	13,328
Less accumulated amortization	(2,680)	(2,680)

	$14,340	$15,259

The change in the carrying amount of goodwill and intangible assets during the six and three months ended June 30, 2010 is as follows (in thousands):

	Six Months Ended June 30, 2010	Three Months Ended June 30, 2010
Beginning balance	$15,259	$14,888
Foreign currency translation effects	(919)	(548)

Ending balance	$14,340	$14,340

The Company performed the annual reassessment and impairment test of its Palladium goodwill and intangible assets related to trademarks as of October 1, 2009. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Company does not believe that a triggering event has occurred through June 30, 2010 to require an updated impairment test.

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

At June 30, 2010, forward foreign exchange contracts with a notional value of $18,966,000 were outstanding to exchange various currencies with maturities ranging from July 2010 to March 2011, to sell the equivalent of approximately $3,766,000 in foreign currencies at contracted rates and to buy approximately $15,200,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. At June 30, 2010, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

The fair value of the Company’s derivatives on its Consolidated Balance Sheets are as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2010	December 31, 2009	Balance Sheet Location	June 30, 2010	December 31, 2009
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$1,077	$184	Accrued liabilities	$333	$351

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the six months ended June 30, 2010 and 2009 are as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$1,610	$(3,648)	Cost of goods sold	$(584)	$1,588	Selling, general and administrative expenses	$68	$296

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
		2010	2009
Foreign exchange contracts	Selling, general and administrative expenses	$—	$(100)

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the three months ended June 30, 2010 and 2009 are as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$826	$(2,567)	Cost of goods sold	$(236)	$1,102	Selling, general and administrative expenses	$69	$(23)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
		2010	2009
Foreign exchange contracts	Selling, general and administrative expenses	$—	$(63)

7.	Bank Lines of Credit and Other Debt

At June 30, 2010 and December 31, 2009, the Company had debt outstanding of $2,163,000 and $4,207,000 (attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), respectively, (excluding outstanding letters of credit of $700,000 at June 30, 2010 and December 31, 2009).

The terms of and current borrowings under the Company’s lines of credit (not including borrowings by Palladium) as of June 30, 2010 are as follows (dollars in thousands):

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

On June 30, 2010, the Company entered into a new Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”). The Loan Agreement supersedes and replaces the Company’s prior loan agreement with the Bank which was originally entered into as of June 1, 2005 and expired by its terms on July 1, 2010.

Pursuant to the Loan Agreement, the Bank has agreed to provide the Company with a revolving line of credit in an aggregate principal amount not to exceed (i) $21,000,000 minus (ii) the aggregate amount of borrowings by certain foreign subsidiaries of the Company (the “Foreign Subsidiary Borrowers”) under credit facilities with the Bank or any affiliate of the Bank (such revolving line of credit, the “Facility”), with sublimits for letters of credit and bankers acceptances, in each case not to exceed $5,000,000. The Facility matures on July 1, 2013, unless earlier terminated pursuant to the terms of the Loan Agreement. At the Bank’s option, the availability of the Facility may be extended beyond July 1, 2013.

Interest under the Facility is payable on the first day of each month, commencing on July 1, 2010, at an annual rate of, at the Company’s option, (i) the Bank’s prime rate minus 0.75 percentage points, or (ii) IBOR plus 1.25 percentage points, subject to the terms specified in the Loan Agreement. The Facility carries an unused commitment fee of 0.125% per year, payable on the first day of each quarter, commencing on July 1, 2010.

Pursuant to the Loan Agreement, the Company has agreed to secure its obligations under the Facility with securities and other investment property owned by the Company in certain securities accounts (the “Collateral Accounts”) and to guarantee the obligations of the Foreign Subsidiary Borrowers under their credit facilities with the Bank, or any affiliate of the Bank. The obligations of the Company under the Facility are guaranteed by its wholly owned subsidiary, K•Swiss Sales Corp.

The Loan Agreement contains covenants that prevent, among other things, the Company from incurring other indebtedness, granting liens, selling assets outside of the ordinary course of business, making other investments and engaging in any consolidation, merger or other combination.

The Loan Agreement contains certain events of default, including payment defaults, a cross-default upon a default under any credit facility extended by the Bank or any of its affiliates to a subsidiary of the Company, a defined change of control, certain bankruptcy and insolvency events and certain covenant defaults. If an event of default occurs, the Bank may stop making any additional credit available to the Company, require the Company to repay its entire debt under the Loan Agreement immediately and exercise remedies against any Collateral Account.

The terms of and current borrowing under Palladium’s lines of credit facilities and term loans at June 30, 2010 is as follows (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate at June 30, 2010	Expiration Date
Secured lines of credit (1)	$1,240	$—	$1,685	$2,925	Variable, 1.99% - 2.85%	June 30, 2010
Secured line of credit	247	—	4,629	4,876	Variable, 1.34%	December 31, 2010
Fixed rate loans	670	—	—	670	5.42% - 5.84%	2012 - 2013
Accrued interest	6	—	—	6

	$2,163	$—	$6,314	$8,477

(1)	Under these lines of credit, the maximum facility amount available from January 1 to June 30, 2010 range from €1,600,000 to €2,400,000 (or approximately $1,950,000 to $2,925,000). These lines of credits have been renewed until December 31, 2010 with a facility amount available between July 1 through December 31, 2010 of €1,000,000 (or approximately $1,219,000).

There were no letters of credit outstanding under these facilities at June 30, 2010 or December 31, 2009. Interest expense of $68,000 and $94,000 was incurred on Palladium’s bank loans and lines of credit during the six months ended June 30, 2010 and 2009, respectively. Interest expense of $28,000 and $34,000 was incurred on Palladium’s bank loans and lines of credit during the three months ended June 30, 2010 and 2009, respectively.

8.	Fair Value of Financial Instruments

During the six months ended June 30, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which will enhance the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. ASU 2010-06 amends the disclosures about fair value measurements in FASB Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures.”

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the lines of credit and current portion of long-term debt, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The fair value of long-term debt is measured by obtaining the current interest rate from the financial institutions and then comparing that to the actual interest rate owed on the debt. At June 30, 2010, the fair value of the long-term debt is estimated at $403,000.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2010 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted investments available for sale	$15,080	$15,080	$—	$—
Investments available for sale	81,377	15,125	66,252	—
Forward exchange contracts – assets	1,077	—	1,077	—
Forward exchange contracts – liabilities	333	—	333	—
Contingent purchase price (1)	3,320	—	—	3,320

(1)	See Note 12 for further discussion of valuation.

The Company purchases its investments available for sale and restricted investments available for sale through several major financial institutions. These financial institutions have hired third parties to measure the fair value of these investments.

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

The Company’s counterparties (“Counterparties”) to a majority of its forward exchange contracts are major financial institutions. These forward exchange contracts are measured at fair value using a “mid-market” valuation which represents either (1) the Counterparties’ good faith estimate of the mid-market value of the position, based on estimated or actual bids and offers for the positions, or (2) a “mid-market” price generated by the Counterparties’ proprietary valuation models utilized by the Counterparties.

During the six months ended June 30, 2010, there were no transfers between Level 1, Level 2 and Level 3 measurements. In addition, there were no changes in the valuation technique of assets and liabilities measured on a recurring basis during the six months ended June 30, 2010.

9.	Income Taxes

The income tax benefit for the six and three months ended June 30, 2010 was $5,841,000 (or an effective tax benefit rate of 23.3%) and $4,001,000 (or an effective tax benefit rate of 21.6%), respectively. The income tax benefit for the six and three months ended June 30, 2009 was $3,477,000 (or an effective tax benefit rate of 21.5%) and $3,274,000 (or an effective tax benefit rate of 22.8%), respectively.

The federal income tax returns for 2006, 2007 and 2008, certain state returns for 2007 and 2008 and certain foreign income tax returns for 2005 through 2007 are currently under various stages of audit by the applicable taxing authorities. The Company has recently received a Notice of Proposed Adjustment from the Internal Revenue Service for the tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,150,000. The Company does not agree with this adjustment and plans to vigorously defend its position. The Company does not believe that an additional tax accrual is required at this time. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. The Company’s material tax jurisdiction is the United States.

At June 30, 2010, the Company has income taxes receivable of $13,821,000, which is related to the U.S. tax loss for the year ended December 31, 2009. The entire loss will be carried back to the 2004 tax year and will be fully realized, as provided by “The Worker, Homeownership and Business Assistance Act of 2009.”

The Company has deferred income tax assets of $18,285,000 at June 30, 2010 and $12,419,000 at December 31, 2009. The deferred income tax assets consist primarily of U.S. tax loss carryforwards, foreign tax loss carryforwards, U.S. tax credits and deferred deductions. The Company did not record any valuation allowances against its deferred income tax assets at June 30, 2010. Management has determined, based on the Company’s history of prior operating earnings and its expectations for the future, and all other evidence, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred income tax assets. If, however, during the later part of 2010 evidence does not materialize to support our expectations for 2011 and beyond, we may record a valuation allowance of up to $14,900,000, plus deferred income taxes established during the remainder of 2010, if any.

At June 30, 2010, uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $6,535,000 and $1,037,000, respectively, all of which would affect the income tax rate if reversed. During the six and three months ended June 30, 2010, the Company recognized income tax expense related to uncertain tax positions of $370,000 and $140,000, respectively, and interest expense on uncertain tax positions of $134,000 and $67,000, respectively. During the six and three months ended June 30, 2009, the Company recognized income tax expense related to uncertain tax positions of $370,000 and $166,000, respectively, and interest expense on uncertain tax positions of $189,000 and $96,000, respectively.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Revenues from unrelated entities (1):
United States	$46,644	$59,112	$22,704	$28,737
EMEA	39,548	46,458	12,390	15,441
Other International	26,509	22,506	11,737	9,854

	$112,701	$128,076	$46,831	$54,032

Inter-geographic revenues:
United States	$2,444	$2,485	$1,133	$951
EMEA	—	11	—	—
Other International	67	26	32	25

	$2,511	$2,522	$1,165	$976

Total revenues:
United States	$49,088	$61,597	$23,837	$29,688
EMEA	39,548	46,469	12,390	15,441
Other International	26,576	22,532	11,769	9,879
Less inter-geographic revenues	(2,511)	(2,522)	(1,165)	(976)

	$112,701	$128,076	$46,831	$54,032

Operating (loss)/profit:
United States	$(14,068)	$(5,500)	$(7,128)	$(4,822)
EMEA	(3,025)	(3,502)	(5,341)	(5,214)
Other International	3,649	3,881	1,381	1,471
Less corporate expenses (2)	(8,925)	(10,021)	(4,411)	(4,598)
Eliminations	238	(586)	45	(881)

	$(22,131)	$(15,728)	$(15,454)	$(14,044)

	June 30, 2010	December 31, 2009
Long-lived assets:
United States	$19,266	$19,967
EMEA	603	886
Other International	1,463	1,200

	$21,332	$22,053

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company and are not segment/region specific. The decrease in corporate expenses for the six and three months ended June 30, 2010 is due to decreases in data processing expenses and compensation expenses, offset by an increase in legal expense. The decrease in data processing expenses was a result of decreases in on-going maintenance expense for the Company’s SAP computer software system due to the completion of the SAP implementation in certain international regions in the fourth quarter of 2008. The decrease in compensation expenses, which includes bonus/incentive related expenses and employee recruiting and relocation expenses, resulted primarily from a decrease in stock option compensation expenses. The increase in legal expenses was a result of expenses incurred to defend the Company’s trademarks.
(3)	Long-lived assets consist of property, plant and equipment, net.

During the six and three months ended June 30, 2010 and 2009, the Company did not have over 10% of revenues attributable to one customer. At June 30, 2010, approximately 37% of accounts receivable were from four customers. At December 31, 2009, approximately 38% of accounts receivable were from six customers.

11.	Other Expense, Net

Other expense for the six and three months ended June 30, 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated Contingent Purchase Price as described in Note 12. Other expense for the six and three months ended June 30, 2009 includes a loss upon purchase of the remaining 43% of Palladium of $2,616,000, see Note 12 for further discussion, offset by a gain on sale of certain assets of the Royal Elastics brand of $1,853,000, see Note 13 for further discussion.

12.	Palladium Purchase and Purchase Price Allocation

On June 2, 2009, the Company entered into Amendment No. 1 to the Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008, by and among Christophe Mortemousque, Palladium SAS and the Company providing for the purchase of the remaining 43% equity interest in Palladium for €5,000,000 plus a variable future price, the terms of which were amended by Amendment No. 2, as discussed below. The payment of the €5,000,000 (or $7,034,000) was paid on June 16, 2009.

As a result of the acquisition of the remaining 43% equity interest in Palladium, the Company recognized a loss of $2,616,000 for the six and three months ended June 30, 2009 on the purchase, which is recorded in Other Expense, net on its Consolidated Statement of Earnings/Loss. The loss was calculated as the difference between the purchase price and the Mandatorily Redeemable Minority Interest (“MRMI”). The Company acquired the initial 57% equity interest in Palladium on July 1, 2008 and in accordance with the provisions of Accounting Standards Codification (“ASC”) No. 805, “Business Combinations” and ASC No. 480, “Distinguishing Liabilities from Equity,” the acquisition of Palladium was recorded as a 100% purchase acquisition without reflecting any minority interest but recognizing the MRMI liability.

On May 1, 2010, the Company entered into Amendment No. 2 to the Share Purchase and Shareholders’ Rights Agreement to revise the terms of the remaining future purchase price payable in 2013. Pursuant to Amendment No. 2, the fair value of the future purchase price, i.e. the Contingent Purchase Price (“CPP”), will be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 contingent purchase price will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. Excluding the initial recognition of the CPP, any change in CPP is based on the change in net present value of the €3,000,000 and the current quarter’s EBITDA projection, and will be recognized as interest income or interest expense during the current quarter. For the three and six months ended June 30, 2010, the Company recognized the initial fair value of the CPP of $3,320,000 as other expense in its Consolidated Statement of Earnings/Loss, which represents the net present value of €3,000,000 at June 30, 2010.

The change in the CPP for the six and three months ended June 30, 2010 and the change in the MRMI for the six and three months ended June 30, 2009 is as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$—	$3,759	$—	$4,417
Initial recognition of the net present value of the CPP	3,320	—	3,320	—
Change in the net present value of the CPP and/or the change in EBITDA projection	—	658	—	—
Purchase of remaining 43% of Palladium	—	(4,417)	—	(4,417)

Ending balance	$3,320	$—	$3,320	$—

13.	Sale of Royal Elastics

On April 30, 2009, the Company sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1.0 million, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4.0 million. In respect of this sale, the Company received a $1.1 million promissory note from REH and REH agreed to pay the Company $2.9 million in cash by April 30, 2010. As of June 30, 2010, however the Company only received approximately $2.4 million in cash. The difference between what the Company expected to receive and what had been received by April 30, 2010 was added to the principal amount of the promissory note balance, such that as of June 30, 2010, the Company holds a promissory note in the principal amount of approximately $1.6 million from REH. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. A pre-tax gain on sale of $1.4 million for the year ended December 31, 2009 was recorded in Other (Expense)/Income, net on the Consolidated Statement of Earnings/Loss.

Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the accompanying financial statements. The operations of Royal Elastics for the six and three months ended June 30, 2009 are as follows (in thousands):

	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009
Revenues	$4,757	$1,283
Cost of goods sold	3,069	1,088

Gross profit	1,688	195
Selling, general and administrative expenses	1,650	685

Operating profit/(loss)	38	(490)
Interest expense, net	(470)	(228)

Loss before income taxes	(432)	(718)
Income tax benefit	(512)	(286)

Net earnings/(loss) from discontinued operations	$80	$(432)

14.	Subsequent Event

On July 23, 2010, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Form Athletics, LLC (“Form Athletics”) and its Members to purchase Form Athletics for $1,600,000 in cash. Pursuant to the Purchase Agreement, the Company is obligated to pay additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletics’ EBITDA for the twelve months ended December 31, 2012 (“Form Earnout”). The purchase price of $1,600,000 and the net present value of the initial estimate of the Form Earnout will be capitalized in accordance with ASC No. 805, “Business Combinations.” The fair value of the Form Earnout will be determined each quarter based on the net present value of the current quarter’s projection of Form Athletics’ EBITDA for the twelve months ended December 31, 2012. Any subsequent changes to the Form Earnout will be recognized as interest income or interest expense during the applicable quarter.

Form Athletics was established in January 2010 and designs, develops and distributes apparel for mixed martial arts under the Form Athletics brand worldwide. The purchase of Form Athletics was part of an overall strategy to enter the action sports market.

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

Overview

Our total revenues decreased 12.0% and 13.3% in the six and three months ended June 30, 2010 from the six and three ended June 30, 2009, respectively. Our overall gross profit margins, as a percentage of revenues, increased to 41.0% and 37.4% for the six and three months ended June 30, 2010 compared to 34.8% and 30.1% for the six and three months ended June 30, 2009, respectively, as a result of product mix, including a lower percentage of closeout product sold during the six and three months ended June 30, 2010 compared to the six and three months ended June 30, 2009. The current downturn of the worldwide economy has had and will continue to have an adverse affect on our business. Our selling, general and administrative expenses increased to $68,303,000 for the six months ended June 30, 2010 from $60,280,000 for the six months ended June 30, 2009 and increased to $32,980,000 for the three months ended June 30, 2010 from $30,304,000 for the three months ended June 30, 2009, as a result of increases in advertising expenses and legal expenses, offset by decreases in compensation expenses and data processing expenses. Other expense for the six and three months ended June 30, 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated Contingent Purchase Price for Palladium. Included in other expense, net, for the six and three months ended June 30, 2009, is a loss of $2,616,000 upon the purchase of the remaining 43% of Palladium, offset by a gain of $1,853,000 on the sale of certain assets related to the Royal Elastics brand, which is shown in the consolidated financial statements as a discontinued operation. At June 30, 2010, our total futures orders with start ship dates from July 2010 through December 2010 were $64,601,000, a decrease of 8.6% from June 30, 2009. Of this amount, domestic futures orders were $25,034,000, an increase of 17.1%, and international futures orders were $39,567,000, a decrease of 19.7%. We incurred a net loss for the six months ended June 30, 2010 of $19,243,000 (including other expense described above), or $0.55 per diluted share, compared to a net loss of $12,590,000 (including net other expense described above), or $0.36 per diluted share for the six months ended June 30, 2009. We incurred a net loss for the three months ended June 30, 2010 of $14,545,000 (including other expense described above), or $0.41 per diluted share, compared to a net loss of $11,497,000 (including net other expense described above), or $0.33 per diluted share for the three months ended June 30, 2009.

In April 2010, our contract manufacturer in Thailand, one of only three manufacturers utilized by us in our global supply chain, ceased operations. This manufacturer was scheduled to produce approximately 700,000 pairs during the second and third quarters of 2010. A majority of the pairs were being produced to fulfill orders primarily for Latin America and to a lesser extent Europe. We have secured production capacity in other facilities to partially replace this lost capacity and by October 2010, the lost capacity will be fully replaced.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the Consolidated Statements of Earnings/Loss relative to revenues.

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.0	65.2	62.6	69.9
Gross profit	41.0	34.8	37.4	30.1
Selling, general and administrative expenses	60.6	47.1	70.4	56.1
Other expense, net	(3.0)	(0.6)	(7.1)	(1.4)
Interest income, net	0.3	0.3	0.5	0.8
Loss before income taxes and discontinued operations	(22.3)	(12.6)	(39.6)	(26.6)
Income tax benefit	(5.2)	(2.7)	(8.5)	(6.1)
Earnings/(Loss) from discontinued operations, net of income tax benefit	—	0.1	—	(0.8)
Net Loss	(17.1)	(9.8)	(31.1)	(21.3)

Revenues

K•Swiss brand revenues decreased to $100,419,000 for the six months ended June 30, 2010 from $118,634,000 for the six months ended June 30, 2009, a decrease of $18,215,000 or 15.4%. K•Swiss brand revenues decreased to $43,846,000 for the three months ended June 30, 2010 from $51,941,000 for the three months ended June 30, 2009, a decrease of $8,095,000 or 15.6%. The decrease for the six and three months ended June 30, 2010 was the result of a decrease in the volume of footwear sold, offset by higher average wholesale prices per pair. The volume of footwear sold decreased to 3,326,000 and 1,476,000 pair for the six and three months ended June 30, 2010, respectively, from 4,717,000 and 2,098,000 pair for the six and three months ended June 30, 2009, respectively. The decrease in the volume of footwear sold for the three months ended June 30, 2010 was primarily the result of a decrease in sales of the lifestyle category of 42.3%, offset by an increase in sales of the performance category of 34.4%. The average wholesale price per pair increased to $26.85 for the six months ended June 30, 2010 from $23.53 for the six months ended June 30, 2009, an increase of 14.1%, and to $26.39 for the three months ended June 30, 2010 from $23.15 for the three months ended June 30, 2009, an increase of 14.0%. The increase in the average wholesale price per pair is attributable primarily to product mix of sales including a lower level of sales of closeout product during the six and three months ended June 30, 2010 compared to the six and three months ended June 30, 2009 and from the geographic mix of sales being comprised of a slightly lower percentage of domestic sales, which generally sell at a lower price, having decreased as a percentage of total K•Swiss brand revenues for the six and three months ended June 30, 2010 compared to the six and three months ended June 30, 2009.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Domestic
K•Swiss brand	$45,754	$59,112	(22.6%)	$22,350	$28,737	(22.2%)
Palladium brand	890	—	100.0%	354	—	100.0%

Total domestic	$46,644	$59,112	(21.1%)	$22,704	$28,737	(21.0%)

International
K•Swiss brand	$54,665	$59,522	(8.2%)	$21,496	$23,204	(7.4%)
Palladium brand	11,392	9,442	20.7%	2,631	2,091	25.8%

Total international	$66,057	$68,964	(4.2%)	$24,127	$25,295	(4.6%)

Total Revenues	$112,701	$128,076	(12.0%)	$46,831	$54,032	(13.3%)

Gross Margin

Gross profit margins, as a percentage of revenues, increased to 41.0% for the six months ended June 30, 2010, from 34.8% for the six months ended June 30, 2009, and increased to 37.4% for the three months ended June 30, 2010, from 30.1% for the three months ended June 30, 2009. This increase was largely the result of the lower level of sales of closeout product in the six and three months ended June 30, 2010 compared to the six and three months ended June 30, 2009. In addition, international sales, which generally yield a higher gross profit margin than domestic sales, were higher as a percentage of K•Swiss brand revenue for the six and three months ended June 30, 2010 compared with the six and three months ended June 30, 2009. Our gross profit margin may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses. These warehousing costs were $6,810,000 and $3,111,000 for the six and three months ended June 30, 2010, respectively and were $6,959,000 and $3,198,000 for the six and three months ended June 30, 2009, respectively.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased to $68,303,000 (60.6% of revenues) for the six months ended June 30, 2010, from $60,280,000 (47.1% of revenues) for the six months ended June 30, 2009, an increase of $8,023,000 or 13.3%, and increased to $32,980,000 (70.4% of revenues) for the three months ended June 30, 2010, from $30,304,000 (56.1% of revenues) for the three months ended June 30, 2009, an increase of $2,676,000 or 8.8%. The increase in selling, general and administrative expenses for the six and three months ended June 30, 2010 is a result of increases in advertising expenses and legal expenses, offset by decreases in compensation expenses and data processing expenses. Advertising expenses increased 97.2% and 92.0% for six and three months ended June 30, 2010, respectively, as a result of strategic efforts to drive revenue in both domestic and international markets. Legal expense increased 63.1% and 39.5% for the six and three months ended June 30, 2010, respectively, as a result of increased expenses incurred to defend our trademarks. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, decreased 9.0% and 10.2% for the six and three months ended June 30, 2010, respectively, as a result of decreases in headcount and stock option compensation expenses. Data processing expenses decreased 46.7% and 42.0% for the six and three months ended June 30, 2010, respectively, as a result of decreases in on-going maintenance expense for our SAP computer software system due to the completion of the SAP implementation in certain international regions in the fourth quarter of 2008. Corporate expenses of $8,925,000 and $4,411,000 for the six and three months ended June 30, 2010, respectively, compared to $10,021,000 and $4,598,000 for the six and three months ended June 30, 2009, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company. The decrease in corporate expenses for the six and three months ended June 30, 2010 was due to decreases in data processing expenses and compensation expenses, offset by an increase in legal expenses for the reasons discussed above.

Other Expense, Interest and Taxes

Other expense for the six and three months ended June 30, 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated Contingent Purchase Price for Palladium, as discussed below. Other expense for the six and three months ended June 30, 2009 includes a loss upon the purchase of the remaining 43% of Palladium of $2,616,000, offset by a gain on the sale of certain assets of the Royal Elastics brand of $1,853,000.

On May 1, 2010, we entered into Amendment No. 2 to the Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008, as amended by Amendment No. 1 dated June 2, 2009, by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc., to revise the terms of the remaining future purchase price payable in 2013. Pursuant to Amendment No. 2, the fair value of the future purchase price, i.e. the Contingent Purchase Price (“CPP”), will be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 contingent purchase price will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. For the three and six months ended June 30, 2010, the Company recognized the initial fair value of the CPP of $3,320,000 as other expense in the Consolidated Statement of Earnings/Loss, which represents the net present value of €3,000,000 at June 30, 2010.

On April 30, 2009, we sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1.0 million, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4.0 million. In respect of this sale, we received a $1.1 million promissory note from REH and REH agreed to pay us the remaining $2.9 million in cash by April 30, 2010. As of June 30, 2010, however, we only received approximately $2.4 million in cash. The difference between what we expected to receive and what had been received by April 30, 2010 was added to the principal amount of the promissory note balance, such that as of June 30, 2010, we hold a promissory note in the principal amount of approximately $1.6 million from REH. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. A pre-tax gain on sale of $1.4 million for the year ended December 31, 2009 was recorded in Other (Expense)/Income, net on the Consolidated Statement of Earnings/Loss.

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

Net interest income was $367,000 (0.3% of revenues) and $228,000 (0.5% of revenues) for the six and three months ended June 30, 2010, respectively, compared to net interest income of $344,000 (0.3% of revenues) and $468,000 (0.8% of revenues) for the six and three months ended June 30, 2009, respectively. The change in net interest income for the six and three months ended June 30, 2010 was the result of lower average cash and investments available for sale balances, lower interest rates and interest expense incurred by Palladium on lines of credit, and for the six months ended June 30, 2009, recognition of the change in the fair value of the MRMI.

Our income tax benefit for the six and three months ended June 30, 2010 was $5,841,000 (or an effective tax benefit rate of 23.3%) and $4,001,000 (or an effective tax benefit rate of 21.6%), respectively. Our income tax benefit for the six and three months ended June 30, 2009 was $3,477,000 (or an effective tax benefit rate of 21.5%) and $3,274,000 (or an effective tax benefit rate of 22.8%), respectively. On a quarterly basis, we estimate what our effective tax rate will be for the full calendar year by estimating pre-tax income, excluding significant or infrequently occurring items, and tax expense for the remaining quarterly periods of the year. The estimated annual effective tax rate is then applied to year-to-date pre-tax income to determine the estimated year-to-date and quarterly tax expense. The income tax effects of infrequent or unusual items are recognized in the quarterly period in which they occur. As the year progresses, we continually refine our estimate based upon actual events and earnings. This continual estimation process periodically results in a change to our expected annual effective tax rate. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision equals the estimated annual rate. Our effective tax rate fluctuates mainly due to our geographic mix of sales and earnings. In addition, starting January 1, 2005, provision has not been made for United States income taxes on earnings of selected international subsidiary companies as these are intended to be permanently invested.

At June 30, 2010, uncertain tax positions and the related interest were $6,535,000 and $1,037,000, respectively, all of which would affect the income tax rate if reversed. During the six and three months ended June 30, 2010, we recognized income tax expense related to uncertain tax positions of $370,000 and $140,000, respectively, and interest expense on uncertain tax positions of $134,000 and $67,000, respectively. During the six and three months ended June 30, 2009, we recognized income tax expense related to uncertain tax positions of $370,000 and $166,000, respectively, and interest expense on uncertain tax positions of $189,000 and $96,000, respectively.

We did not record any valuation allowances against our deferred income taxes at June 30, 2010 based on our history of prior operating earnings and our expectations for 2011 and beyond. If, however, during the later part of 2010 evidence does not materialize to support our expectations for 2011 and beyond, we may record a valuation allowance of up to $14,900,000, plus deferred income taxes established during the remainder of 2010, if any.

We have recently received a Notice of Proposed Adjustment from the Internal Revenue Service for the tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,150,000. We do not agree with this adjustment and plan to vigorously defend our position. We do not believe that an additional tax accrual is required at this time.

The net loss for the six months ended June 30, 2010 was $19,243,000, or $0.55 per share (diluted loss per share), and $12,590,000, or $0.36 per share (diluted loss per share), for the six months ended June 30, 2009. The net loss for the three months ended June 30, 2010 was $14,545,000, or $0.41 per share (diluted loss per share), and $11,497,000, or $0.33 per share (diluted loss per share), for the three months ended June 30, 2009. Net loss and diluted loss per share for the six and three months ended June 30, 2010 included the pre-tax expense of $3,320,000 related to the net present value of the CPP, or $0.09 per diluted share (after tax). Net loss and diluted loss per share for the six and three months ended June 30, 2009 included net pre-tax expense of $763,000 from the purchase of the remaining 43% of Palladium, offset by the net pre-tax gain on the sale of certain Royal Elastics assets, described above, or $0.03 per diluted share (after tax).

Subsequent Event

On July 23, 2010, we entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Form Athletics, LLC (“Form Athletics”) and its Members to purchase Form Athletics for $1,600,000 in cash. Pursuant to the Purchase Agreement, we are obligated to pay additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletics’ EBITDA for the twelve months ended December 31, 2012 (“Form Earnout”). The purchase price of $1,600,000 and the net present value of the initial estimate of the Form Earnout will be capitalized in accordance with the Financial Accounting Standards Board Accounting Standards Codification No. 805, “Business Combinations.” The fair value of the Form Earnout will be determined each quarter based on the net present value of the current quarter’s projection of Form Athletics’ EBITDA for the twelve months ended December 31, 2012. Any subsequent changes to the Form Earnout will be recognized as interest income or interest expense during the applicable quarter.

Backlog

At June 30, 2010 and 2009, total futures orders with start ship dates from July 2010 and 2009 through December 2010 and 2009 were approximately $64,601,000 and $70,644,000, respectively, a decrease of 8.6%. The 8.6% decrease in total futures orders is comprised of a 13.8% decrease in the third quarter 2010 futures orders and a 5.9% increase in the fourth quarter 2010 futures orders. At June 30, 2010 and 2009, domestic futures orders with start ship dates from July 2010 and 2009 through December 2010 and 2009 were approximately $25,034,000 and $21,374,000, respectively, an increase of 17.1%. At June 30, 2010 and 2009, international futures orders with start ship dates from July 2010 and 2009 through December 2010 and 2009 were approximately $39,567,000 and $49,270,000, respectively, a decrease of 19.7%. Backlog does not include orders scheduled to be shipped on or prior to the date of determination of backlog. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty. See discussion regarding uncertainties in production delays in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview.

Liquidity and Capital Resources

We experienced net cash outflows from continuing operations of approximately $16,578,000 and $29,599,000 from our operating activities during the six months ended June 30, 2010 and 2009. The decrease in operating cash outflows from the prior year is due the differences in the amounts of changes in accounts payable and accrued liabilities and CPP/MRMI, offset by the differences in the amounts of changes in prepaid expenses and other current assets and inventories and the increase in the net loss.

We had net cash outflows from our investing activities of approximately $51,545,000 and $22,830,000 for the six months ended June 30, 2010 and 2009, respectively, due to the purchase of investments available for sale and the purchase of property, plant and equipment, partially offset by changes in restricted cash and cash equivalents.

We had net cash outflows from our financing activities of approximately $1,509,000 and $169,000 for the six months ended June 30, 2010 and 2009, respectively. The increase in net cash outflows from financing activities for the six months ended June 30, 2010 were due to an increase in net repayments on Palladium lines of credit and long-term debt, partially offset by proceeds from stock option exercises.

In November 2009, the Board of Directors approved a stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock. As of June 30, 2010, $70,000,000 is remaining in this program. We adopted the $70,000,000 program because we believed that depending upon the then-array of alternatives, repurchasing our shares could be a good use of excess cash. Currently, we have made purchases under all stock repurchase programs from August 1996 through August 4, 2010 (the day prior to the filing of this Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At June 30, 2010 and December 31, 2009, we had debt outstanding of $2,163,000 and $4,207,000 (attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), respectively, (excluding outstanding letters of credit of $700,000 at June 30, 2010 and December 31, 2009).

The terms of and current borrowings under our lines of credit (not including borrowings by Palladium) as of June 30, 2010 are as follows (dollars in thousands):

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

On June 30, 2010, we entered into a new Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”). The Loan Agreement supersedes and replaces our prior loan agreement with the Bank which was originally entered into as of June 1, 2005 and expired by its terms on July 1, 2010.

Pursuant to the Loan Agreement, the Bank has agreed to provide us with a revolving line of credit in an aggregate principal amount not to exceed (i) $21,000,000 minus (ii) the aggregate amount of borrowings by certain foreign subsidiaries of the Company (the “Foreign Subsidiary Borrowers”) under credit facilities with the Bank or any affiliate of the Bank (such revolving line of credit, the “Facility”), with sublimits for letters of credit and bankers acceptances, in each case not to exceed $5,000,000. The Facility matures on July 1, 2013, unless earlier terminated pursuant to the terms of the Loan Agreement. At the Bank’s option, the availability of the Facility may be extended beyond July 1, 2013.

Interest under the Facility is payable on the first day of each month, commencing on July 1, 2010, at an annual rate of, at our option, (i) the Bank’s prime rate minus 0.75 percentage points, or (ii) IBOR plus 1.25 percentage points, subject to the terms specified in the Loan Agreement. The Facility carries an unused commitment fee of 0.125% per year, payable on the first day of each quarter, commencing on July 1, 2010.

Pursuant to the Loan Agreement, we have agreed to secure our obligations under the Facility with securities and other investment property owned by us in certain securities accounts (the “Collateral Accounts”) and to guarantee the obligations of the Foreign Subsidiary Borrowers under their credit facilities with the Bank, or any affiliate of the Bank. The obligations of the Company under the Facility are guaranteed by its wholly owned subsidiary, K•Swiss Sales Corp.

The Loan Agreement contains covenants that prevent, among other things, us from incurring other indebtedness, granting liens, selling assets outside of the ordinary course of business, making other investments and engaging in any consolidation, merger or other combination.

The Loan Agreement contains certain events of default, including payment defaults, a cross-default upon a default under any credit facility extended by the Bank or any of its affiliates to a subsidiary of the Company, a defined change of control, certain bankruptcy and insolvency events and certain covenant defaults. If an event of default occurs, the Bank may stop making any additional credit available to us, require us to repay our entire debt under the Loan Agreement immediately and exercise remedies against any Collateral Account.

The terms of and current borrowing under Palladium’s lines of credit facilities and term loans at June 30, 2010 is as follows (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate at June 30, 2010	Expiration Date
Secured lines of credit (1)	$1,240	$—	$1,685	$2,925	Variable, 1.99% - 2.85%	June 30, 2010

Secured line of credit	247	—	4,629	4,876	Variable, 1.34%	December 31, 2010

Fixed rate loans	670	—	—	670	5.42% - 5.84%	2012 - 2013

Accrued interest	6	—	—	6

	$2,163	$—	$6,314	$8,477

(1)	Under these lines of credit, the maximum facility amount available from January 1 to June 30, 2010 range from €1,600,000 to €2,400,000 (or approximately $1,950,000 to $2,925,000). These lines of credits have been renewed until December 31, 2010 with a facility amount available between July 1 through December 31, 2010 of €1,000,000 (or approximately $1,219,000).

There were no letters of credit outstanding under these facilities at June 30, 2010 or December 31, 2009. Interest expense of $68,000 and $94,000 was incurred on Palladium’s bank loans and lines of credit during the six months ended June 30, 2010 and 2009, respectively. Interest expense of $28,000 and $34,000 was incurred on Palladium’s bank loans and lines of credit during the three months ended June 30, 2010 and 2009, respectively.

No other material capital commitments existed at June 30, 2010. Depending on our future growth rate, funds may be required by our operating activities. With continued use of our revolving credit facilities, existing cash balances and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2010. At June 30, 2010, we were in compliance with all relevant covenants under our credit facilities.

Our working capital decreased $24,139,000 to $235,512,000 at June 30, 2010 from $259,651,000 at December 31, 2009. Working capital decreased during the six months ended June 30, 2010 mainly due to a decrease in cash and cash equivalents and an increase in trade accounts payable, offset by increases in investments available for sale, accounts receivable and prepaid expenses and other current assets and a decrease in bank lines of credit and current portion of long-term debt.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the six and three months ended June 30, 2010 or 2009, nor did we have any off-balance sheet arrangements outstanding at June 30, 2010 or 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which Item 7A is hereby incorporated by reference.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2010 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During the second quarter of 2010, the Company did not repurchase any shares of K•Swiss Class A Common Stock. $70,000,000 remains available for repurchase under the Company’s repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On July 23, 2010, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Form Athletics, LLC (“Form Athletics”) and its Members to purchase Form Athletics for $1,600,000 in cash. Pursuant to the Purchase Agreement, the Company is obligated to pay additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletics’ EBITDA for the twelve months ended December 31, 2012 (“Form Earnout”). The purchase price of $1,600,000 and the net present value of the initial estimate of the Form Earnout will be capitalized in accordance with the Financial Accounting Standards Board Accounting Standards Codification No. 805, “Business Combinations.” The fair value of the Form Earnout will be determined each quarter based on the net present value of the current quarter’s projection of Form Athletics’ EBITDA for the twelve months ended December 31, 2012. Any subsequent changes to the Form Earnout will be recognized as interest income or interest expense during the applicable quarter.

Item 6.	Exhibits

3.1	Second Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on March 27, 2009)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 filed with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. 2009 Stock Incentive Plan (incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the S.E.C. on May 22, 2009)

10.6	K•Swiss Inc. Employee Stock Option Agreement (Officers) Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.7	K•Swiss Inc. Non-Employee Director Stock Option Agreement Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.8	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1993)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 1994)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.16	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.17	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.18	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.19	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated August 1, 2009 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.20	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.21	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.22	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.23	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.24	Loan Agreement dated June 30, 2010, between the Company and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on July 2, 2010)

10.25	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.26	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.27	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.28	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.29	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.30	Amendment No. 1 to Share Purchase and Shareholders’ Rights Agreement, dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 4, 2009)

10.31

Amendment No. 2 to Share Purchase and Shareholders’ Rights Agreement, dated May 1, 2010 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incoroporated by reference to exhibit 10.35 to the Registrant’s

Form 10-Q for the quarter ended March 31, 2010)

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

K•Swiss Inc.

Date: August 4, 2010	By:	/s/ George Powlick
George Powlick,
Vice President Finance, Chief Administrative Officer, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002