Form 10-Q
period 2010-09-30
K SWISS INC
filed 2010-11-04
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at November 3, 2010:

Class A	27,221,473
Class B	8,039,524

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,116	$139,663
Restricted cash and cash equivalents and restricted investments available for sale (Note 3)	24,373	22,270
Investments available for sale (Note 4)	71,637	31,209
Accounts receivable, less allowance for doubtful accounts of $2,465 and $2,162 as of September 30, 2010 and December 31, 2009, respectively	44,174	27,487
Inventories	55,292	48,183
Prepaid expenses and other current assets	4,523	2,472
Income taxes receivable (Note 9)	14,865	13,821
Deferred income taxes (Note 9)	—	2,881

Total current assets	258,980	287,986
PROPERTY, PLANT AND EQUIPMENT, net (Note 10)	21,156	22,053
OTHER ASSETS
Intangible assets (Note 5)	18,269	15,259
Deferred income taxes (Note 9)	3,320	9,538
Other	10,120	9,314

Total other assets	31,709	34,111

	$311,845	$344,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit and current portion of long-term debt (Note 7)	$5,416	$3,463
Trade accounts payable	15,327	11,639
Accrued income taxes payable	165	335
Accrued liabilities	16,599	12,898

Total current liabilities	37,507	28,335
OTHER LIABILITIES
Long-term debt (Note 7)	436	744
Contingent purchase price (Notes 12 and 13)	5,857	—
Other liabilities	13,757	13,288

Total other liabilities	20,050	14,032
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 29,643,090 shares issued, 27,221,473 shares outstanding and 2,421,617 shares held in treasury at September 30, 2010 and 29,519,757 shares issued, 27,098,140 shares outstanding and 2,421,617 shares held in treasury at December 31, 2009	296	295
Class B, convertible – authorized 18,000,000 shares of $0.01 par value; issued and outstanding 8,039,524 shares at September 30, 2010 and December 31, 2009	80	80
Additional paid-in capital	68,181	66,082
Treasury Stock	(58,190)	(58,190)
Retained earnings	240,809	288,386
Accumulated other comprehensive earnings/(loss) –
Foreign currency translation	3,224	5,672
Net loss on hedge derivatives	(257)	(566)
Net gain on investments available for sale (Notes 3 and 4)	145	24

Total stockholders’ equity	254,288	301,783

	$312,845	$344,250

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS/LOSS

AND COMPREHENSIVE EARNINGS/LOSS

(Dollar amounts and shares in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Revenues (Note 10)	$174,322	$198,709	$61,621	$70,633
Cost of goods sold	103,048	127,865	36,519	44,341

Gross profit	71,274	70,844	25,102	26,292
Selling, general and administrative expenses	107,549	90,609	39,246	30,329

Operating loss (Note 10)	(36,275)	(19,765)	(14,144)	(4,037)
Other expense, net (Note 11)	(3,320)	(1,249)	—	(486)
Interest income/(expense), net	170	698	(197)	354

Loss before income taxes and discontinued operations	(39,425)	(20,316)	(14,341)	(4,169)
Income tax expense/(benefit)	8,152	(5,058)	13,993	(1,581)

Loss before discontinued operations	(47,577)	(15,258)	(28,334)	(2,588)
Loss from discontinued operations, less applicable income tax benefit of $0 and $646, for the nine months ended September 30, 2010 and 2009, respectively, and $0 and $134, for the three months ended September 30, 2010 and 2009, respectively (Note 14)	—	(216)	—	(296)

Net Loss	$(47,577)	$(15,474)	$(28,334)	$(2,884)

Loss per common share (Note 2)
Basic:
Loss from continuing operations	$(1.35)	$(0.43)	$(0.80)	$(0.07)
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net Loss	$(1.35)	$(0.44)	$(0.80)	$(0.08)

Diluted:
Loss from continuing operations	$(1.35)	$(0.43)	$(0.80)	$(0.07)
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net Loss	$(1.35)	$(0.44)	$(0.80)	$(0.08)

Weighted average number of shares outstanding (Note 2)
Basic	35,192	34,909	35,246	34,999

Diluted	35,192	34,909	35,246	34,999

Dividends declared per common share	$—	$—	$—	$—

Net Loss	$(47,577)	$(15,474)	$(28,334)	$(2,884)
Other Comprehensive (Loss)/Earnings –
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the nine months ended September 30, 2010 and 2009, respectively, and net of income taxes of $0 and $0 for the three months ended September 30, 2010 and 2009, respectively	(2,448)	4,714	4,548	1,212
Change in deferred gain/(loss) on hedge derivatives, net of income taxes of $0 and $0 for the nine months ended September 30, 2010 and 2009, respectively, and net of income taxes of $0 and $0 for the three months ended September 30, 2010 and 2009, respectively	309	(4,070)	(1,301)	(422)
Change in deferred gain on investments available for sale and restricted investments available for sale, net of income tax expense of $63 and $20 for the nine months ended September 30, 2010 and 2009, respectively, and net of income tax expense of $61 and $20 for the three months ended September 30, 2010 and 2009, respectively	121	38	119	38

Comprehensive Loss	$(49,595)	$(14,792)	$(24,968)	$(2,056)

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss from continuing operations	$(47,577)	$(15,258)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,544	2,960
Change in contingent purchase price/mandatorily redeemable minority interest	3,747	(3,759)
Net loss on disposal of property, plant and equipment	5	1,011
Deferred income taxes	9,035	(10,811)
Stock-based compensation	1,404	2,365
Excess income tax benefit of stock-based compensation	—	(9)
Increase in accounts receivable	(16,616)	(7,987)
(Increase)/Decrease in inventories	(6,117)	18,758
Increase in income taxes receivable	(1,044)	—
(Increase)/Decrease in prepaid expenses and other current assets	(2,681)	5,953
Increase/(Decrease) in accounts payable and accrued liabilities	7,121	(22,574)

Net cash used in operating activities from continuing operations	(50,179)	(29,351)
Net cash provided by discontinued operations	—	4,892

Net cash used in operating activities	(50,179)	(24,459)

Cash flows from investing activities:
Change in restricted cash and cash equivalents	12,970	(22,270)
Purchase of available for sale securities	(77,086)	(31,115)
Proceeds from maturity of available for sale securities	21,600	—
Purchase of Form Athletics	(1,600)	—
Purchase of property, plant and equipment	(1,709)	(1,033)
Proceeds from disposal of property, plant and equipment	21	—

Net cash used in investing activities	(45,804)	(54,418)

Cash flows from financing activities:
Borrowings on bank lines of credit	38,576	41,415
Repayments on bank lines of credit and long-term debt	(36,931)	(38,680)
Excess income tax benefit of stock-based compensation	—	9
Proceeds from stock options exercised	696	917

Net cash provided by financing activities	2,341	3,661

Effect of exchange rate changes on cash	(1,905)	5,891

Net decrease in cash and cash equivalents	(95,547)	(69,325)
Cash and cash equivalents at beginning of period	139,663	207,423

Cash and cash equivalents at end of period	$44,116	$138,098

Supplemental disclosure of cash flow information:

Non-cash investing activities:
On July 13, 2010, the Company purchased the capital stock of Form Athletics.
In connection with the acquisition, the assets acquired and liabilities assumed were as follows (Note 13):
Fair value of assets acquired	$39
Fair value of liabilities assumed	$(18)
Form contingent purchase price	$(2,110)
Excess fair value over purchase price	$3,689

Cash paid during the period for:
Interest	$102	$208
Income taxes	$993	$603

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of September 30, 2010 and the results of its operations and its cash flows for the nine and three months ended September 30, 2010 and 2009 have been included for the periods presented. The results of operations and cash flows for the nine and three months ended September 30, 2010 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.	Loss per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted loss per share (“EPS”) computations (shares in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2010		2009		2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,192	$(1.35)	34,909	$(0.44)	35,246	$(0.80)	34,999	$(0.08)
Effect of dilutive stock options	—	—	—	—	—	—	—	—

Diluted EPS	35,192	$(1.35)	34,909	$(0.44)	35,246	$(0.80)	34,999	$(0.08)

Because the Company had a net loss for the nine and three months ended September 30, 2010 and 2009, the number of diluted shares is equal to the number of basic shares at September 30, 2010 and 2009. Outstanding stock options would have had an anti-dilutive effect on diluted EPS for the nine and three months ended September 30, 2010 and 2009. Outstanding stock options with exercise prices greater than the average market price of a share of the Company’s common stock also have an anti-dilutive effect on diluted EPS. The following stock options were not included in the computation of diluted EPS because of their anti-dilutive effect:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Options to purchase shares of common stock (in thousands)	1,129	1,157
Exercise prices	$11.52 – $34.75	$9.52 – $34.75
Expiration dates	May 2012 – August 2020	May 2012 – August 2019

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Options to purchase shares of common stock (in thousands)	976	1,151
Exercise prices	$11.72 – $34.75	$10.00 – $34.75
Expiration dates	December 2012 – May 2020	May 2012 – August 2019

3.	Restricted Cash and Cash Equivalents and Restricted Investments Available for Sale

The Company collateralizes its lines of credit (non-Palladium) with the following (in thousands):

	September 30, 2010	December 31, 2009
Restricted cash and cash equivalents	$9,300	$22,270
Restricted investments available for sale:
U.S. Treasury	15,069	—
Accrued interest income on U.S. Treasury	4	—

Total restricted investments available for sale	15,073	—

	$24,373	$22,270

The restricted investments are classified as available for sale and are stated at fair value. At September 30, 2010, gross unrealized holding gains were $67,000. The change in net unrealized holding gains that are included in comprehensive income was $44,000 and $9,000 for the nine and three months ended September 30, 2010, respectively. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security.

Investments by contractual maturities as of September 30, 2010 are as follows (in thousands):

Within one year	$19,331
After one year through five years	5,042
After five years through ten years	—
After ten years	—

$24,373

4.	Investments Available for Sale

The Company’s investments are classified as available for sale and are stated at fair value. The Company’s investments available for sale are as follows (in thousands):

	September 30, 2010	December 31, 2009
U.S. Treasury	$15,096	$15,048
U.S. Government Corporations and Agencies	5,003	16,088
Corporate Notes and Bonds	50,693	—
Accrued interest income	845	73

	$71,637	$31,209

At September 30, 2010, gross unrealized holding gains were $178,000 and gross unrealized holding losses were $25,000. The change in net unrealized holding gains that are included in comprehensive income was $77,000 and $110,000 for the nine and three months ended September 30, 2010, respectively. The change in net unrealized holding gains that are included in comprehensive income was $38,000 for the nine and three months ended September 30, 2009. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security.

Investments by contractual maturities as of September 30, 2010 are as follows (in thousands):

Within one year	$44,498
After one year through five years	27,139
After five years through ten years	—
After ten years	—

$71,637

5.	Intangible Assets

Intangible assets are as follows (in thousands):

	September 30, 2010	December 31, 2009
Goodwill	$5,150	$4,611
Trademarks	15,799	13,328
Less accumulated amortization	(2,680)	(2,680)

	$18,269	$15,259

The change in the carrying amount of goodwill and intangible assets during the nine and three months ended September 30, 2010 is as follows (in thousands):

	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2010
Beginning balance	$15,259	$14,340
Trademarks acquired (Note 13)	3,150	3,150
Goodwill acquired (Note 13)	539	539
Foreign currency translation effects	(679)	240

Ending balance	$18,269	$18,269

The Company performed the annual reassessment and impairment test of its Palladium goodwill and intangible assets related to trademarks as of October 1, 2009. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Company does not believe that a triggering event has occurred through September 30, 2010 to require an updated impairment test.

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

At September 30, 2010, forward foreign exchange contracts with a notional value of $23,277,000 were outstanding to exchange various currencies with maturities ranging from October 2010 to June 2011, to sell the equivalent of approximately $4,577,000 in foreign currencies at contracted rates and to buy approximately $18,700,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. At September 30, 2010, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

The fair value of the Company’s derivatives on its Consolidated Balance Sheets are as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2010	December 31, 2009	Balance Sheet Location	September 30, 2010	December 31, 2009
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$135	$184	Accrued liabilities	$945	$351

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the nine months ended September 30, 2010 and 2009 are as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$309	$(4,070)	Cost of goods sold	$(552)	$1,877	Selling, general and administrative expenses	$63	$146

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
		2010	2009
Foreign exchange contracts	Selling, general and administrative expenses	$—	$(7)

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the three months ended September 30, 2010 and 2009 are as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCE on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$(1,301)	$(422)	Cost of goods sold	$32	$289	Selling, general and administrative expenses	$(5)	$(150)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
		2010	2009
Foreign exchange contracts	Selling, general and administrative expenses	$—	$93

7.	Bank Lines of Credit and Other Debt

At September 30, 2010 and December 31, 2009, the Company had debt outstanding of $5,852,000 and $4,207,000 (attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), respectively, (excluding outstanding letters of credit of $700,000 at September 30, 2010 and December 31, 2009).

The terms of and current borrowings under the Company’s lines of credit with Bank of America, N.A. (the “Bank”) (not including borrowings by Palladium) as of September 30, 2010 are as follows (dollars in thousands):

Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
$ —	$700	$20,300	$21,000	Prime -0.75%	July 1, 2013

Pursuant to the Loan Agreement between the Company and the Bank (“Loan Agreement”), dated as of June 30, 2010, the Bank has agreed to provide the Company with a revolving line of credit in an aggregate principal amount not to exceed (i) $21,000,000 minus (ii) the aggregate amount of borrowings by certain foreign subsidiaries of the Company (the “Foreign Subsidiary Borrowers”) under credit facilities with the Bank or any affiliate of the Bank (such revolving line of credit, the “Facility”), with sublimits for letters of credit and bankers acceptances, in each case not to exceed $5,000,000. The Facility matures on July 1, 2013, unless earlier terminated pursuant to the terms of the Loan Agreement. At the Bank’s option, the availability of the Facility may be extended beyond July 1, 2013.

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

The Loan Agreement contains covenants that prevent the Company from, among other things, incurring other indebtedness, granting liens, selling assets outside of the ordinary course of business, making other investments and engaging in any consolidation, merger or other combination.

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

The terms of and current borrowing under Palladium’s lines of credit facilities and term loans at September 30, 2010 is as follows (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate at September 30, 2010	Expiration Date
Secured lines of credit (1)	$—	$—	$1,363	$1,363	Variable, 2.09% - 2.94%	December 31, 2010 and July 1, 2011
Secured line of credit	5,116	—	334	5,450	Variable, 1.55%	December 31, 2010
Fixed rate loans	728	—	—	728	5.42% - 5.84%	2012 - 2013
Accrued interest	8	—	—	8

	$5,852	$—	$1,697	$7,549

(1)	Under these lines of credit, the facility amount available between July 1 through December 31, 2010 is €1,000,000 (or approximately $1,363,000). Included in this amount, is one facility with an available amount of €200,000 (or approximately $273,000) with a maturity date of July 1, 2011.

There were no letters of credit outstanding under these facilities at September 30, 2010 or December 31, 2009. Interest expense of $94,000 and $142,000 was incurred on Palladium’s bank loans and lines of credit during the nine months ended September 30, 2010 and 2009, respectively. Interest expense of $26,000 and $48,000 was incurred on Palladium’s bank loans and lines of credit during the three months ended September 30, 2010 and 2009, respectively.

8.	Fair Value of Financial Instruments

During the nine months ended September 30, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which will enhance the usefulness of fair value measurements. ASU 2010-06 requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. It amends the disclosures about fair value measurements in FASB Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures.”

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the lines of credit and current portion of long-term debt, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The fair value of long-term debt is measured by obtaining the current interest rate from the financial institutions and then comparing that to the actual interest rate owed on the debt. At September 30, 2010, the fair value of the long-term debt is estimated at $429,000.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2010 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted investments available for sale	$15,073	$15,073	$—	$—
Investments available for sale	71,637	15,133	56,504	—
Forward exchange contracts – assets	135	—	135	—
Forward exchange contracts – liabilities	945	—	945	—
Contingent purchase price – Palladium (1)	3,747	—	—	3,747
Contingent purchase price – Form (2)	2,110	—	—	2,110

(1)	See Note 12 for further discussion of valuation.
(2)	See Note 13 for further discussion of valuation.

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

During the nine months ended September 30, 2010, there were no transfers between Level 1, Level 2 and Level 3 measurements. In addition, there were no changes in the valuation technique of assets and liabilities measured on a recurring basis during the nine months ended September 30, 2010.

9.	Income Taxes

The income tax expense for the nine and three months ended September 30, 2010 was $8,152,000 and $13,993,000, respectively. The income tax benefit for the nine and three months ended September 30, 2009 was $5,058,000 and $1,581,000, respectively.

The Company evaluates its deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required. The Company assesses whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable.

During the second quarter, the Company moved into a three year pre-tax cumulative loss but had sufficient objectively verifiable evidence to demonstrate that its U.S. deferred tax asset would be realized, such as strong earnings history, no evidence of tax losses expiring unused and the end of its aggressive advertising campaign during 2010. During the third quarter of 2010, the Company continued to have the significant weight of the three year pre-tax cumulative loss to overcome. In addition to other significant positive evidence considered in the prior quarter, the Company decided during the third quarter of 2010 to continue with its aggressive advertising campaign into 2011. As such, the Company could no longer rely on a decrease in advertising expenses during 2011 to support future profitability sufficient enough to realize its U.S. deferred tax assets in the near future. Therefore, during the third quarter of 2010, the Company recorded a valuation allowance of $20,222,000 against its U.S. deferred tax assets. The consolidated income tax expense for the nine and three months ended September 30, 2010 is comprised as follows (in thousands):

	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2010
U.S. Federal tax benefit at statutory rate	$(13,798)	$(5,019)
State income tax benefit	(1,431)	(521)
Net results of foreign subsidiaries	1,773	494
Valuation allowance	20,222	20,222
Other	1,386	(1,183)

Income tax expense	$8,152	$13,993

The federal income tax returns for 2006, 2007 and 2008, certain state returns for 2007 and 2008 and certain foreign income tax returns for 2005 through 2007 are currently under various stages of audit by the applicable taxing authorities. The Company received a Notice of Proposed Adjustment from the Internal Revenue Service (“IRS”) for the tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,232,000. The Company sent a protest letter to the IRS in June 2010. The IRS examiner disagreed with the Company’s protest. This issue has been sent to the IRS Appeal’s office for further consideration. The Company does not agree with this adjustment and plans to vigorously defend its position. The Company does not believe that an additional tax accrual is required at this time. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. The Company’s material tax jurisdiction is the United States.

At September 30, 2010, the Company has income taxes receivable of $14,865,000, which is related to the U.S. tax loss for the year ended December 31, 2009. The entire loss was carried back to the 2004 tax year and will be fully realized, as provided by “The Worker, Homeownership and Business Assistance Act of 2009.” By the time of this filing of this Form 10-Q, the Company has received the $14,865,000.

At September 30, 2010, the Company had a net deferred tax asset after valuation allowance of $3,320,000. The ultimate realization of this net deferred tax asset is dependent upon the generation of future taxable income outside of the U.S. during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The deferred tax assets for which valuation allowances were not established relate to foreign jurisdictions where the Company expects to realize these assets. The accounting for deferred taxes is based upon an estimate of future operating results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

At September 30, 2010, uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $6,152,000 and $984,000, respectively, all of which would affect the income tax rate if reversed. During the nine and three months ended September 30, 2010, the Company recognized an income tax benefit related to uncertain tax positions of $13,000 and $383,000, respectively, and interest expense on uncertain tax positions of $81,000 for the nine months ended September 30, 2010 and interest income of $53,000 for the three months ended September 30, 2010. During the nine and three months ended September 30, 2009, the Company recognized an income tax benefit related to uncertain tax positions of $74,000 and $444,000, respectively. During the nine months ended September 30, 2009, the Company recognized interest expense on uncertain tax positions of $98,000 and for the three months ended September 30, 2009, recognized interest income on uncertain tax positions of $91,000.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Revenues from unrelated entities (1):
United States	$73,786	$83,094	$27,142	$23,982
EMEA	60,604	78,849	21,056	32,391
Other International	39,932	36,766	13,423	14,260

	$174,322	$198,709	$61,621	$70,633

Inter-geographic revenues:
United States	$3,517	$3,874	$1,073	$1,389
EMEA	6	11	6	—
Other International	103	35	36	9

	$3,626	$3,920	$1,115	$1,398

Total revenues:
United States	$77,303	$86,968	$28,215	$25,371
EMEA	60,610	78,860	21,062	32,391
Other International	40,035	36,801	13,459	14,269
Less inter-geographic revenues	(3,626)	(3,920)	(1,115)	(1,398)

	$174,322	$198,709	$61,621	$70,633

Operating (loss)/profit:
United States	$(25,727)	$(8,915)	$(11,659)	$(3,415)
EMEA	(3,731)	516	(706)	4,018
Other International	4,535	4,539	886	658
Less corporate expenses (2)	(13,320)	(14,642)	(4,395)	(4,621)
Eliminations	1,968	(1,263)	1,730	(677)

	$(36,275)	$(19,765)	$(14,144)	$(4,037)

	September 30, 2010	December 31, 2009
Long-lived assets (3):
United States	$18,802	$19,967
EMEA	1,022	886
Other International	1,332	1,200

	$21,156	$22,053

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company and are not segment/region specific. The decrease in corporate expenses for the nine and three months ended September 30, 2010 is due to decreases in data processing expenses and compensation expenses, and for the nine months ended September 30, 2010, offset by an increase in legal expense. The decrease in data processing expenses was a result of decreases in on-going maintenance expense for the Company’s SAP computer software system due to the completion of the SAP implementation in certain international regions in the fourth quarter of 2008. The decrease in compensation expenses, which includes bonus/incentive related expenses and employee recruiting and relocation expenses, resulted primarily from a decrease in stock option compensation expenses. The increase in legal expenses was a result of expenses incurred to defend the Company’s trademarks.
(3)	Long-lived assets consist of property, plant and equipment, net.

During the nine and three months ended September 30, 2010 and 2009, the Company did not have over 10% of revenues attributable to one customer. At September 30, 2010, approximately 34% of accounts receivable were from four customers. At December 31, 2009, approximately 38% of accounts receivable were from six customers.

11.	Other Expense, Net

Other expense for the nine months ended September 30, 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated Contingent Purchase Price for Palladium as further discussed in Note 12. Other expense for the nine months ended September 30, 2009 includes a loss upon purchase of the remaining 43% of Palladium of $2,616,000, see Note 12 for further discussion, offset by a gain on sale of certain assets of the Royal Elastics brand of $1,367,000, see Note 14 for further discussion. Other expense for the three months ended September 30, 2009 includes an adjustment of $486,000 which reduced the gain on sale of certain assets of the Royal Elastics brand, see Note 14 for further discussion.

12.	Palladium Purchase and Contingent Purchase Price Allocation

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

As a result of the acquisition of the remaining 43% equity interest in Palladium, the Company recognized a loss of $2,616,000 for the nine months ended September 30, 2009 on the purchase, which is recorded in Other Expense, net on its Consolidated Statement of Earnings/Loss. The loss was calculated as the difference between the purchase price and the Mandatorily Redeemable Minority Interest (“MRMI”). The Company acquired the initial 57% equity interest in Palladium on July 1, 2008 and the acquisition of Palladium was recorded as a 100% purchase acquisition without reflecting any minority interest but recognizing the MRMI liability.

On May 1, 2010, the Company entered into Amendment No. 2 to the Share Purchase and Shareholders’ Rights Agreement to revise the terms of the remaining future purchase price for Palladium payable in 2013. Pursuant to Amendment No. 2, the fair value of the future purchase price for Palladium, i.e. the Contingent Purchase Price (“CPP”), will be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. Excluding the initial recognition of the CPP, any change in CPP is based on the change in net present value of the €3,000,000 and the current quarter’s EBITDA projection, and will be recognized as interest income or interest expense during the current quarter.

The change in the CPP for the nine and three months ended September 30, 2010 and the change in the MRMI for the nine months ended September 30, 2009 is as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30, 2010
	2010	2009
Beginning balance	$—	$3,759	$3,320
Initial recognition of the net present value of the CPP	3,320	—	—
Change in the net present value of the CPP and/or the change in EBITDA projection	427	658	427
Purchase of remaining 43% of Palladium	—	(4,417)	—

Ending balance	$3,747	$—	$3,747

13.	Form Athletics Purchase and Contingent Purchase Price

On July 23, 2010, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Form Athletics, LLC (“Form Athletics”) and its Members to purchase Form Athletics for $1,600,000 in cash. Pursuant to the Purchase Agreement, the Company is obligated to pay additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletics’ EBITDA for the twelve months ended December 31, 2012 (“Form CPP”). The purchase price of $1,600,000 and the net present value of the initial estimate of the Form CPP will be capitalized in accordance with ASC No. 805, “Business Combinations.” The fair value of the Form CPP will be determined each quarter based on the net present value of the current quarter’s projection of Form Athletics’ EBITDA for the twelve months ended December 31, 2012. Any subsequent changes to the Form CPP will be recognized as interest income or interest expense during the applicable quarter.

The acquisition of Form Athletics on July 23, 2010 was recorded as a 100% purchase acquisition and the Form CPP liability was recognized and accordingly, the results of operations of the acquired business are included in the Company’s Consolidated Financial Statements from the date of acquisition. A trademark asset totaling $3,150,000 and goodwill of $539,000, have been recognized for the amount of the excess purchase price paid over fair market value of the net assets acquired. The amount of goodwill that is deductible for tax purposes is $507,000 and will be amortized over 15 years. As of July 23, 2010, the acquired assets and liabilities assumed in the purchase of Form Athletics is as follows (in thousands):

Balance at July 23, 2010
Inventory	$39
Intangible assets	3,689

Total assets	$3,728

Current liabilities	$18
Form CPP	2,110

Total liabilities	2,128
Contribution by K•Swiss Inc.	1,600

Total stockholders’ equity	1,600

Total liabilities and stockholders’ equity	$3,728

The change in the Form CPP for the nine and three months ended September 30, 2010 is as follows (in thousands):

Beginning balance	$—
Initial recognition of the net present value of the CPP	2,110

Ending balance	$2,110

Form Athletics was established in January 2010 and designs, develops and distributes apparel for mixed martial arts under the Form Athletics brand worldwide. The purchase of Form Athletics was part of an overall strategy to enter the action sports market.

The intangible assets are accounted for in accordance with the provisions of ASC No. 350, “Intangibles – Goodwill and Others.” These indefinite-lived assets will be evaluated for impairment at least annually, and more often when events indicate that impairment exists.

14.	Sale of Royal Elastics

On April 30, 2009, the Company sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1.0 million, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4.0 million. In respect of this sale, the Company received a $1.1 million promissory note from REH and REH agreed to pay the Company $2.9 million in cash by April 30, 2010. As of September 30, 2010, however the Company only received approximately $2.4 million in cash. The difference between what the Company expected to receive and what had been received by April 30, 2010 was added to the principal amount of the promissory note balance, such that as of September 30, 2010, the Company holds a promissory note in the principal amount of approximately $1.6 million from REH. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. A pre-tax gain on sale of $1.4 million for the year ended December 31, 2009 was recorded in Other (Expense)/Income, net on the Consolidated Statement of Earnings/Loss.

Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the accompanying financial statements. The operations of Royal Elastics for the nine and three months ended September 30, 2009 are as follows (in thousands):

	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009
Revenues	$5,266	$509
Cost of goods sold	3,673	604

Gross profit/(loss)	1,593	(95)
Selling, general and administrative expenses	1,757	107

Operating loss	(164)	(202)
Interest expense, net	(698)	(228)

Loss before income taxes	(862)	(430)
Income tax benefit	(646)	(134)

Net loss from discontinued operations	$(216)	$(296)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in the reports and documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of all our product offerings; demographic changes; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for our product, and various market factors described above; the availability of credit facilities for our customers and/or the stability of credit markets; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and timely commercialization; the ability to secure and protect trademarks, patents, and other intellectual property; inadvertent and nonwillful infringement on others’ trademarks, patents and other intellectual property; difficulties in implementing, operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in maintaining SAP information management software; interruptions in data and communication systems; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; the continued operation and ability of our manufacturers to satisfy our production requirements; our ability to secure sufficient manufacturing capacity; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; dependence on major customers; concentration of credit risk; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased material and/or labor costs; increased duties and tariffs and/or other trade restrictions; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

Our total revenues decreased 12.3% and 12.8% in the nine and three months ended September 30, 2010 from the nine and three months ended September 30, 2009, respectively. Our overall gross profit margins, as a percentage of revenues, increased to 40.9% and 40.7% for the nine and three months ended September 30, 2010 compared to 35.7% and 37.2% for the nine and three months ended September 30, 2009, respectively, as a result of product mix, including a lower percentage of closeout product sold during the nine and three months ended September 30, 2010 compared to the nine and three months ended September 30, 2009. Our selling, general and administrative expenses increased to $107,549,000 for the nine months ended September 30, 2010 from $90,609,000 for the nine months ended September 30, 2009 and increased to $39,246,000 for the three months ended September 30, 2010 from $30,329,000 for the three months ended September 30, 2009, as a result of increases in advertising expenses, offset by decreases in compensation expenses and data processing expenses, and for the nine months ended September 30, 2010 from an increase in legal expenses. Other expense for the nine months ended September 30, 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated Contingent Purchase Price (“CPP”) for Palladium. Included in other expense, net, for the nine months ended September 30, 2009, is a loss of $2,616,000 upon the purchase of the remaining 43% of Palladium, offset by a gain of $1,367,000 on the sale of certain assets related to the Royal Elastics brand, which is shown in the Company’s Consolidated Financial Statements as a discontinued operation. Other expense for the three months ended September 30, 2009 includes an adjustment of $486,000, reducing the gain on sale of certain assets of the Royal Elastics brand, which occurred in the second quarter of 2009. In the nine and three months ended September 30, 2010, we recognized a tax valuation allowance of $20,222,000 against our U.S. deferred tax assets as a result of all available evidence towards the ultimate recognition of these assets. At September 30, 2010, our total futures orders with start ship dates from October 2010 through March 2011 were $79,915,000, an increase of 17.5% from September 30, 2009. Of this amount, domestic futures orders were $34,894,000, an increase of 50.9%, and international futures orders were $45,021,000, an increase of 0.3%. We incurred a net loss for the nine months ended September 30, 2010 of $47,577,000 (including other expense described above), or $1.35 per diluted share, compared to a net loss of $15,474,000 (including net other expense described above), or $0.44 per diluted share for the nine months ended September 30, 2009. We incurred a net loss for the three months ended September 30, 2010 of $28,334,000, or $0.80 per diluted share, compared to a net loss of $2,884,000 (including other expense described above), or $0.08 per diluted share for the three months ended September 30, 2009.

Purchase of Form Athletics

On July 23, 2010, we entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Form Athletics, LLC (“Form Athletics”) and its Members to purchase Form Athletics for $1,600,000 in cash. Pursuant to the Purchase Agreement, we are obligated to pay additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletics’ EBITDA for the twelve months ended December 31, 2012 (“Form CPP”). The purchase price of $1,600,000 and the net present value of the initial estimate of the Form CPP will be capitalized in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 805, “Business Combinations.” The fair value of the Form CPP will be determined each quarter based on the net present value of the current quarter’s projection of Form Athletics’ EBITDA for the twelve months ended December 31, 2012. Any subsequent changes to the Form CPP will be recognized as interest income or interest expense during the applicable quarter. Form Athletics was established in January 2010 and designs, develops and distributes apparel for mixed martial arts under the Form Athletics brand worldwide. The purchase of Form Athletics was part of an overall strategy to enter the action sports market.

The acquisition of Form Athletics on July 23, 2010 was recorded as a 100% purchase acquisition and the Form CPP liability was recognized and accordingly, the results of operations of the acquired business are included in the Company’s Consolidated Financial Statements from the date of acquisition. A trademark asset totaling $3,150,000 and goodwill of $539,000, have been recognized for the amount of the excess purchase price paid over fair market value of the net assets acquired. The amount of goodwill that is deductible for tax purposes is $507,000 and will be amortized over 15 years. As of July 23, 2010, the acquired assets and liabilities assumed in the purchase of Form Athletics is as follows (in thousands):

Balance at July 23, 2010
Inventory	$39
Intangible assets	3,689

Total assets	$3,728

Current liabilities	$18
Form CPP	2,110

Total liabilities	2,128
Contribution by K•Swiss Inc.	1,600

Total stockholders’ equity	1,600

Total liabilities and stockholders’ equity	$3,728

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the Consolidated Statements of Earnings/Loss relative to revenues.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.1	64.3	59.3	62.8
Gross profit	40.9	35.7	40.7	37.2
Selling, general and administrative expenses	61.7	45.6	63.7	42.9
Other expense, net	(1.9)	(0.6)	—	(0.7)
Interest income/(expense), net	0.1	0.3	(0.3)	0.5
Loss before income taxes and discontinued operations	(22.6)	(10.2)	(23.3)	(5.9)
Income tax expense/(benefit)	4.7	(2.5)	22.7	(2.2)
Loss from discontinued operations, net of income tax benefit	—	(0.1)	—	(0.4)
Net Loss	(27.3)	(7.8)	(46.0)	(4.1)

Revenues

K•Swiss brand revenues decreased to $149,019,000 for the nine months ended September 30, 2010 from $178,058,000 for the nine months ended September 30, 2009, a decrease of $29,039,000 or 16.3%. K•Swiss brand revenues decreased to $48,600,000 for the three months ended September 30, 2010 from $59,424,000 for the three months ended September 30, 2009, a decrease of $10,824,000 or 18.2%. The decrease for the nine and three months ended September 30, 2010 was the result of a decrease in the volume of footwear sold, offset by higher average wholesale prices per pair. The volume of footwear sold decreased to 4,848,000 and 1,522,000 pair for the nine and three months ended September 30, 2010, respectively, from 6,959,000 and 2,242,000 pair for the nine and three months ended September 30, 2009, respectively. The decrease in the volume of footwear sold for the nine and three months ended September 30, 2010 was primarily the result of a decrease in sales of the lifestyle category of 35.0% and 42.2%, respectively, offset by an increase in sales of the performance category of 22.6% and 36.8%, respectively. The average wholesale price per pair increased to $27.04 for the nine months ended September 30, 2010 from $23.86 for the nine months ended September 30, 2009, an increase of 13.3%, and to $27.46 for the three months ended September 30, 2010 from $24.56 for the three months ended September 30, 2009, an increase of 11.8%. The increase in the average wholesale price per pair is attributable primarily to product mix of sales including a lower level of sales of closeout product during the nine and three months ended September 30, 2010 compared to the nine and three months ended September 30, 2009.

The breakdown of revenues (dollar amounts in thousands) is as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Domestic
K•Swiss brand	$71,172	$82,764	(14.0%)	$25,418	$23,652	7.5%
Palladium brand	2,487	330	653.6%	1,597	330	383.9%
Form brand	127	—	100.0%	127	—	100.0%

Total domestic	$73,786	$83,094	(11.2%)	$27,142	$23,982	13.2%

International
K•Swiss brand	$77,847	$95,294	(18.3%)	$23,182	$35,772	(35.2%)
Palladium brand	22,686	20,321	11.6%	11,294	10,879	3.8%
Form brand	3	—	100.0%	3	—	100.0%

Total international	$100,536	$115,615	(13.0%)	$34,479	$46,651	(26.1%)

Total Revenues	$174,322	$198,709	(12.3%)	$61,621	$70,633	(12.8%)

Gross Margin

Gross profit margins, as a percentage of revenues, increased to 40.9% for the nine months ended September 30, 2010, from 35.7% for the nine months ended September 30, 2009, and increased to 40.7% for the three months ended September 30, 2010, from 37.2% for the three months ended September 30, 2009. This increase was largely the result of the lower level of sales of closeout product in the nine and three months ended September 30, 2010 compared to the nine and three months ended September 30, 2009. Our gross profit margin may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses. These warehousing costs were $10,226,000 and $3,415,000 for the nine and three months ended September 30, 2010, respectively and were $10,456,000 and $3,498,000 for the nine and three months ended September 30, 2009, respectively.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased to $107,549,000 (61.7% of revenues) for the nine months ended September 30, 2010, from $90,609,000 (45.6% of revenues) for the nine months ended September 30, 2009, an increase of $16,940,000 or 18.7%, and increased to $39,246,000 (63.7% of revenues) for the three months ended September 30, 2010, from $30,329,000 (42.9% of revenues) for the three months ended September 30, 2009, an increase of $8,917,000 or 29.4%. The increase in selling, general and administrative expenses for the nine and three months ended September 30, 2010 was a result of increases in advertising expenses, offset by decreases in compensation expenses and data processing expenses, and for the nine months ended September 30, 2010, an increase in legal expenses. Advertising expenses increased 115.1% and 147.9% for the nine and three months ended September 30, 2010, respectively, as a result of strategic efforts to drive revenue in both domestic and international markets. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, decreased 9.1% and 9.4% for the nine and three months ended September 30, 2010, respectively, as a result of decreases in headcount and stock option compensation expenses. Data processing expenses decreased 41.0% and 27.2% for the nine and three months ended September 30, 2010, respectively, as a result of decreases in on-going maintenance expense for our SAP computer software system due to the completion of the SAP implementation in certain international regions in the fourth quarter of 2008. Legal expenses increased 37.5% for the nine months ended September 30, 2010 as a result of increased expenses incurred to defend our trademarks. Corporate expenses of $13,320,000 and $4,395,000 for the nine and three months ended September 30, 2010, respectively, compared to $14,642,000 and $4,621,000 for the nine and three months ended September 30, 2009, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company. The decrease in corporate expenses for the nine and three months ended September 30, 2010 was due to decreases in data processing expenses and compensation expenses, offset for the nine months ended September 30, 2010 by an increase in legal expenses for the reasons discussed above.

Other Expense, Interest and Taxes

Other expense for the nine months ended September 30, 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated CPP for Palladium, as discussed below. Other expense for the nine months ended September 30, 2009 includes a loss upon the purchase of the remaining 43% of Palladium of $2,616,000, offset by a gain on the sale of certain assets of the Royal Elastics brand of $1,367,000. Other expense for the three months ended September 30, 2009 consists of an adjustment of $486,000, reducing the gain on sale of certain assets of the Royal Elastics brand, which occurred in the second quarter of 2009.

On May 1, 2010, we entered into Amendment No. 2 to the Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008, as amended by Amendment No. 1 dated June 2, 2009, by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc., to revise the terms of the remaining future purchase price for Palladium payable in 2013. Pursuant to Amendment No. 2, the fair value of the future purchase price for Palladium, i.e. the CPP, will be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. For the nine months ended September 30, 2010, the Company recognized the initial fair value of the CPP of $3,320,000 as other expense in the Company’s Consolidated Statement of Earnings/Loss, which represented the net present value of €3,000,000 at June 30, 2010. For the nine and three months ended September 30, 2010, interest expense of $427,000 was recognized for the change in the net present value of the CPP.

On June 16, 2009, we purchased the remaining 43% equity interest in Palladium for €5,000,000 (or $7,034,000) and recognized a loss of $2,616,000 on the purchase. The loss was calculated as the difference between the purchase price and the recorded Mandatorily Redeemable Minority Interest (“MRMI”). We acquired the initial 57% equity interest in Palladium on July 1, 2008 and the acquisition of Palladium was recorded as a 100% purchase acquisition without reflecting any minority interest but recognizing the MRMI liability. For the nine months ended September 30, 2009, interest expense of $658,000 was recognized for the change in the net present value of the MRMI.

On April 30, 2009, we sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1.0 million, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4.0 million. In respect of this sale, we received a $1.1 million promissory note from REH and REH agreed to pay us the remaining $2.9 million in cash by April 30, 2010. As of September 30, 2010, however, we only received approximately $2.4 million in cash. The difference between what we expected to receive and what had been received by April 30, 2010 was added to the principal amount of the promissory note balance, such that as of September 30, 2010, we hold a promissory note in the principal amount of approximately $1.6 million from REH. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. A pre-tax gain on sale of $1.4 million for the year ended December 31, 2009 was recorded in Other (Expense)/Income, net on the Consolidated Statement of Earnings/Loss.

Net interest income was $170,000 (0.1% of revenues) and $698,000 (0.3% of revenues) for the nine months ended September 30, 2010 and 2009, respectively. The decrease in net interest income for the nine months ended September 30, 2010 was a result of lower average balances in cash and investments available for sale as well as lower interest rates, offset by a decrease in the amount recognized for the change in the fair value of the CPP (in 2010) or MRMI (in 2009) and a decrease in interest expense on Palladium debt. Net interest expense was $197,000 (0.3% of revenues) for the three months ended September 30, 2010 and net interest income was $354,000 (0.5% of revenues) for the three months ended September 30, 2009. The change in net interest expense for the three months ended September 30, 2010 was a result of the amount recognized for the change in fair value of the CPP and lower average balances in cash and investments available for sale, offset by a decrease in interest expense on Palladium debt and slightly higher interest rates.

Our income tax expense for the nine and three months ended September 30, 2010 was $8,152,000 and $13,993,000, respectively. Our income tax benefit for the nine and three months ended September 30, 2009 was $5,058,000 and $1,581,000, respectively.

We evaluate our deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required. We assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable.

During the second quarter, we moved into a three year pre-tax cumulative loss but had sufficient objectively verifiable evidence to demonstrate that our U.S. deferred tax asset would be realized, such as strong earnings history, no evidence of tax losses expiring unused and the end of our aggressive advertising campaign during 2010. During the third quarter of 2010, we continued to have the significant weight of the three year pre-tax cumulative loss to overcome. In addition to other significant positive evidence considered in the prior quarter, we decided during the third quarter of 2010 to continue with our aggressive advertising campaign into 2011. As such, we could no longer rely on a decrease in advertising expenses during 2011 to support future profitability sufficient enough to realize our U.S. deferred tax assets in the near future. Therefore, during the third quarter of 2010, we recorded a valuation allowance of $20,222,000 against our U.S. deferred tax assets. The consolidated income tax expense for the nine and three months ended September 30, 2010 is comprised as follows (in thousands):

	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2010
U.S. Federal tax benefit at statutory rate	$(13,798)	$(5,019)
State income tax benefit	(1,431)	(521)
Net results of foreign subsidiaries	1,773	494
Valuation allowance	20,222	20,222
Other	1,386	(1,183)

Income tax expense	$8,152	$13,993

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

At September 30, 2010, we had a net deferred tax asset after valuation allowance of $3,320,000. The ultimate realization of this net deferred tax asset is dependent upon the generation of future taxable income outside of the U.S. during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The deferred tax assets for which valuation allowances were not established relate to foreign jurisdictions where we expect to realize these assets. The accounting for deferred taxes is based upon an estimate of future operating results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

At September 30, 2010, uncertain tax positions and the related interest were $6,152,000 and $984,000, respectively, all of which would affect the income tax rate if reversed. During the nine and three months ended September 30, 2010, we recognized an income tax benefit related to uncertain tax positions of $13,000 and $383,000, respectively, and interest expense on uncertain tax positions of $81,000 for the nine months ended September 30, 2010 and interest income of $53,000 for the three months ended September 30, 2010. During the nine and three months ended September 30, 2009, we recognized an income tax benefit related to uncertain tax positions of $74,000 and $444,000, respectively. During the nine months ended September 30, 2009, we recognized interest expense on uncertain tax positions of $98,000 and for the three months ended September 30, 2009, recognized interest income on uncertain tax positions of $91,000.

We received a Notice of Proposed Adjustment from the Internal Revenue Service (“IRS”) for the tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,232,000. We sent a protest letter to the IRS in June 2010. The IRS examiner disagreed with our protest. This issue has been sent to the IRS Appeal’s office for further consideration. We do not agree with this adjustment and plan to vigorously defend our position. We do not believe that an additional tax accrual is required at this time.

The net loss for the nine months ended September 30, 2010 was $47,577,000, or $1.35 per share (diluted loss per share), and $15,474,000, or $0.44 per share (diluted loss per share), for the nine months ended September 30, 2009. The net loss for the three months ended September 30, 2010 was $28,334,000, or $0.80 per share (diluted loss per share), and $2,884,000, or $0.08 per share (diluted loss per share), for the three months ended September 30, 2009. Net loss and diluted loss per share for the nine and three months ended September 30, 2010 included the pre-tax expense of $3,320,000 related to the net present value of the CPP, or $0.09 per diluted share (after tax). Net loss and diluted loss per share for the nine months ended September 30, 2009 included net pre-tax expense of $1,249,000 from the purchase of the remaining 43% of Palladium, offset by the net pre-tax gain on the sale of certain Royal Elastics assets, described above, or $0.04 per diluted share (after tax). Net loss and diluted loss per share for the three months ended September 30, 2009 included net pre-tax loss adjustment of $486,000 on the sale of certain Royal Elastics assets, described above, or $0.01 per diluted share (after tax).

Futures Orders

At September 30, 2010 and 2009, total futures orders with start ship dates from October 2010 and 2009 through March 2011 and 2010 were approximately $79,915,000 and $67,996,000, respectively, an increase of 17.5%. The 17.5% increase in total futures orders is comprised of a 4.5% decrease in the fourth quarter 2010 futures orders and a 30.9% increase in the first quarter 2011 futures orders. At September 30, 2010 and 2009, domestic futures orders with start ship dates from October 2010 and 2009 through March 2011 and 2010 were approximately $34,894,000 and $23,121,000, respectively, an increase of 50.9%. At September 30, 2010 and 2009, international futures orders with start ship dates from October 2010 and 2009 through March 2011 and 2010 were approximately $45,021,000 and $44,875,000, respectively, an increase of 0.3%. Futures orders as of a certain date do not include orders scheduled to be shipped on or prior to that date. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty.

Liquidity and Capital Resources

We experienced net cash outflows from continuing operations of approximately $50,179,000 and $29,351,000 during the nine months ended September 30, 2010 and 2009, respectively. The increase in operating cash outflows for the nine months ended September 30, 2010 is due the differences in the amounts of changes in inventories, accounts receivables and prepaid expenses and other current assets and the increase in net loss, offset by the differences in the amounts of changes in accounts payable and accrued liabilities, deferred income taxes and CPP/MRMI. The change in inventory is due to the timing of sales to customers and purchases from suppliers and, starting in 2009, a focus on improving inventory management. The change in prepaid expenses and other current assets is due to an increase in prepaid royalties and endorsements in 2010 and decreases in prepaid income taxes and foreign exchange contract balances in 2009. The change in accounts payable and accrued liabilities is due to the timing of payments to suppliers and also due to an increase in advertising accruals in 2010. The change in accounts receivable is due to the timing of sales to customers and receipts from customers. The change in the deferred income taxes is mainly due to the recognition of the tax valuation allowance in 2010. The increase in the CPP is due to the recognition of the fair value of the Palladium CPP liability in 2010 and the decrease in the MRMI is due to the purchase of the remaining 43% of Palladium in 2009.

We had net cash outflows from our investing activities of approximately $45,804,000 and $54,418,000 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in net cash outflows from investing activities for the nine months ended September 30, 2010 was due to changes in restricted cash and cash equivalents and maturities of investments available for sale offset by purchases of investments available for sale, the purchase of Form Athletics and the purchase of property, plant and equipment. The changes in restricted cash and cash equivalents and investments available for sale are due to the Company’s strategy to shift to higher yielding liquid investments.

We had net cash inflows from our financing activities of approximately $2,341,000 and $3,661,000 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in net cash inflows from financing activities for the nine months ended September 30, 2010 was due to a decrease in net borrowings on Palladium lines of credit and long-term debt and a decrease from proceeds from stock option exercises.

In November 2009, the Board of Directors approved a stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock. As of September 30, 2010, $70,000,000 is remaining in this program. We adopted the $70,000,000 program because we believed that depending upon the then-array of alternatives, repurchasing our shares could be a good use of excess cash. Currently, we have made purchases under all stock repurchase programs from August 1996 through November 3, 2010 (the day prior to the filing of this Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At September 30, 2010 and December 31, 2009, we had debt outstanding of $5,852,000 and $4,207,000 (attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), respectively, (excluding outstanding letters of credit of $700,000 at September 30, 2010 and December 31, 2009).

The terms of and current borrowings under our lines of credit with Bank of America, N.A. (the “Bank”) (not including borrowings by Palladium) as of September 30, 2010 are as follows (dollars in thousands):

Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
$ —	$700	$20,300	$21,000	Prime -0.75%	July 1, 2013

Pursuant to the Loan Agreement between us and the Bank (“Loan Agreement”), dated as of June 30, 2010, the Bank has agreed to provide us with a revolving line of credit in an aggregate principal amount not to exceed (i) $21,000,000 minus (ii) the aggregate amount of borrowings by certain foreign subsidiaries of the Company (the “Foreign Subsidiary Borrowers”) under credit facilities with the Bank or any affiliate of the Bank (such revolving line of credit, the “Facility”), with sublimits for letters of credit and bankers acceptances, in each case not to exceed $5,000,000. The Facility matures on July 1, 2013, unless earlier terminated pursuant to the terms of the Loan Agreement. At the Bank’s option, the availability of the Facility may be extended beyond July 1, 2013.

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

Pursuant to the Loan Agreement, we have agreed to secure our obligations under the Facility with securities and other investment property owned by us in certain securities accounts (the “Collateral Accounts”) and to guarantee the obligations of the Foreign Subsidiary Borrowers under their credit facilities with the Bank, or any affiliate of the Bank. The obligations of the Company under the Facility are guaranteed by our wholly owned subsidiary, K•Swiss Sales Corp.

The Loan Agreement contains covenants that prevent us from, among other things, incurring other indebtedness, granting liens, selling assets outside of the ordinary course of business, making other investments and engaging in any consolidation, merger or other combination.

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

The terms of and current borrowing under Palladium’s lines of credit facilities and term loans at September 30, 2010 is as follows (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate at September 30, 2010	Expiration Date
Secured lines of credit (1)	$—	$—	$1,363	$1,363	Variable, 2.09% - 2.94%	December 31, 2010 and July 1, 2011
Secured line of credit	5,116	—	334	5,450	Variable, 1.55%	December 31, 2010
Fixed rate loans	728	—	—	728	5.42% - 5.84%	2012 - 2013
Accrued interest	8	—	—	8

	$5,852	$—	$1,697	$7,549

(1)	Under these lines of credit, the facility amount available between July 1 through December 31, 2010 is €1,000,000 (or approximately $1,363,000). Included in this amount, is one facility with an available amount of €200,000 (or approximately $273,000) with a maturity date of July 1, 2011.

There were no letters of credit outstanding under these facilities at September 30, 2010 or December 31, 2009. Interest expense of $94,000 and $142,000 was incurred on Palladium’s bank loans and lines of credit during the nine months ended September 30, 2010 and 2009, respectively. Interest expense of $26,000 and $48,000 was incurred on Palladium’s bank loans and lines of credit during the three months ended September 30, 2010 and 2009, respectively.

No other material capital commitments existed at September 30, 2010. Depending on our future growth rate, funds may be required by our operating activities. With continued use of our revolving credit facilities, existing cash balances and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2010. At September 30, 2010, we were in compliance with all relevant covenants under our credit facilities.

Our working capital decreased $38,178,000 to $221,473,000 at September 30, 2010 from $259,651,000 at December 31, 2009. Working capital decreased during the nine months ended September 30, 2010 mainly due to a decrease in cash and cash equivalents and deferred income taxes and increases in accrued liabilities, trade accounts payable, and bank lines of credit and current portion of long-term debt, offset by increases in investments available for sale, accounts receivable, inventories, restricted cash and cash equivalents and restricted investments, prepaid expenses and other current assets and income taxes receivable.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the nine and three months ended September 30, 2010 or 2009, nor did we have any off-balance sheet arrangements outstanding at September 30, 2010 or 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which Item 7A is hereby incorporated by reference.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2010 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the

Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of 2010, the Company did not repurchase any shares of K•Swiss Class A Common Stock. $70,000,000 remains available for repurchase under the Company’s repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Second Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on March 27, 2009)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 filed with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. 2009 Stock Incentive Plan (incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the S.E.C. on May 22, 2009)

10.6	K•Swiss Inc. Employee Stock Option Agreement (Officers) Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.7	K•Swiss Inc. Non-Employee Director Stock Option Agreement Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.8	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1993)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 1994)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.16	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.17	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.18	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.19	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated August 1, 2009 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.20	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.21	Employment Agreement between the Registrant and Steven B. Nichols dated as of August 2, 2004 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.22	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.23	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.24	Loan Agreement dated June 30, 2010, between the Company and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on July 2, 2010)

10.25	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.26	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.27	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.28	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.29	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.30	Amendment No. 1 to Share Purchase and Shareholders’ Rights Agreement, dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 4, 2009)

10.31	Amendment No. 2 to Share Purchase and Shareholders’ Rights Agreement, dated May 1, 2010 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K•Swiss Inc.

Date: November 3, 2010	By:	/s/ George Powlick
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