Form 10-K
period 2010-12-31
K SWISS INC
filed 2011-02-17
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Large accelerated filer   ☐        Accelerated filer  ☒         Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.    ☐  Yes    ☒  No

The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the Class A Common Stock on the Nasdaq Global Select Market on such date was $302,589,531.

The number of shares of the Registrant’s Class A Common Stock outstanding at February 16, 2011 was 27,340,139 shares. The number of shares of the Registrant’s Class B Common Stock outstanding at February 16, 2011 was 8,039,524 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2011 Annual Stockholders Meeting are incorporated by reference into Part III.

K·SWISS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.	Business

Company History and General Strategy

K•Swiss Inc. designs, develops and markets an array of footwear, apparel and accessories for athletic, high performance sports and fitness activities and casual wear under the K•Swiss brand. Since July 2008 and July 2010, we also design, develop and market footwear for adventurers for all terrains under the Palladium brand and apparel for mixed martial arts under the Form Athletics brand, respectively. Revenues by brand for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
K•Swiss brand	$185,513	$217,181	$315,913
Palladium brand	31,253	23,548	11,492
Form Athletics brand	221	—	—

Total revenue	$216,987	$240,729	$327,405

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

On December 30, 1986, K•Swiss was purchased by an investment group led by our current Chairman of the Board and President, Steven Nichols. Thereafter we recruited experienced management and reduced manufacturing costs by increasing offshore production and entering into new, lower cost purchasing arrangements. Our products are manufactured to our specifications by overseas suppliers predominately in Asia, including the People’s Republic of China (“China”), Taiwan, Thailand and Vietnam. In June 1991 and September 1992, we established operations in Taiwan and Europe, respectively, to broaden our distribution on a global scale.

In November 2001, we acquired the worldwide rights and business of Royal Elastics, an Australian-based designer and manufacturer of elasticated footwear. The purchase excluded distribution rights in Australia, which were retained by Royal Management Pty, Ltd. In April 2009, we sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks to Royal Elastics Holdings Ltd., a third party, in an arm’s length transaction. Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the accompanying financial information.

In July 2008, we purchased a 57% equity interest in Palladium for a total purchase price of €5,350,000, or approximately $8,448,000 (including a loan of €3,650,000, or approximately $5,764,000). In June 2009, we purchased the remaining 43% equity interest in Palladium for €5,000,000 (or $7,034,000) plus a variable future purchase price, i.e. the Contingent Purchase Price (“CPP”), the terms of which were amended in May 2010. In May 2010, we revised the terms of the remaining future purchase price to be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. Excluding the initial recognition of the CPP, any change in CPP is based on the change in net present value of the €3,000,000 and the current quarter’s EBITDA projection, and will be recognized as interest income or interest expense during the current quarter. The fair value of the CPP at December 31, 2010 was $3,689,000 (or €2,777,000).

In July 2010, we entered into a Membership Interest Purchase Agreement with Form Athletics, LLC (“Form Athletics”) and its Members to purchase Form Athletics for $1,600,000 in cash and additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletics’ EBITDA for the twelve months ended December 31, 2012 (“Form CPP”). The fair value of the Form CPP will be determined each quarter based on the net present value of the current quarter’s projection of Form Athletics’ EBITDA for the twelve months ended December 31, 2012. Any subsequent changes to the Form CPP will be recognized as interest income or interest expense during the applicable quarter. The fair value of the Form CPP at December 31, 2010 was $2,110,000. The acquisition of Form Athletics was recorded as a 100% purchase acquisition and the Form CPP liability was recognized and accordingly, the results of operations of the acquired business are included in the Consolidated Financial Statements from the date of acquisition.

The discussion during the remainder of this Item 1, other than the discussion relating to futures orders, trademarks and patents, and employees, relates solely to the K•Swiss brand.

K•Swiss is a corporation that was organized under the laws of the State of Delaware on April 16, 1990. The Company is successor in interest to K•Swiss Inc., a Massachusetts corporation, which in turn was successor in interest to K•Swiss Inc., a California corporation. Unless the context otherwise indicates, the terms “we,” “us,” “K•Swiss” and the “Company” as used herein refers to K•Swiss Inc. and its wholly-owned subsidiaries.

Products

Footwear

Our primary product is footwear. Our footwear products are classified into two product categories: lifestyle and performance. Currently, our brand positioning is directed more towards a performance orientation.

Our lifestyle category emphasizes the Classic and its derivatives. The lifestyle category evolved from a shoe called the Classic, which was originally developed in 1966 as a high-performance tennis shoe. Since that time, the Classic has become a popular casual shoe. The upper of the Classic includes only three separate pieces of leather, which allows for a relatively simple manufacturing process and yields a product with few seams. This simple construction improves the shoe’s comfort, fit and durability. We have from time to time incorporated certain technical advances in materials and construction, but the Classic has remained relatively unchanged in style since 1966, and continues to be the Company’s single most important product. In 2000, we successfully launched the Classic Luxury Edition and in 2009, we re-mastered and re-launched the original Classic, which is currently sold in the market today.

The performance category emphasizes performance running, as well as tennis and training. In 2008, we entered the performance running segment with an emphasis on performance innovation. In 2009, we entered into a three year agreement to be the Official Run Course Sponsor (for footwear and apparel) of the Ford Ironman World Championship, the Foster Grant Ironman World Championship 70.3, Ford Ironman Louisville, Amica Ironman 70.3, Ironman 70.3 Boise, Ironman European Championship (Ironman 70.3 Germany), Ironman UK and Ironman 70.3 Hawaii. In 2009, we also entered into a three year agreement (through 2012) to be the Presenting Sponsor of the Los Angeles Marathon.

Within each product category we have certain styles designated as core products. Our core products offer style continuity and often include on-going improvement. We believe our core product program is a critical factor in attempting to achieve our goal of becoming the “retailers’ most profitable vendor.” The core program tends to minimize retailers’ markdowns and maximizes the effectiveness of marketing expenditures because of longer product life cycles.

Revenues, by product category, for the years ended December 31, 2010, 2009 and 2008, are as follows (dollar amounts in thousands). Most styles within the lifestyle and performance categories are offered in men’s (approximately 60% of 2010 revenues), women’s (approximately 26% of 2010 revenues) and children’s (approximately 14% of 2010 revenues). There were no customers that accounted for more than 10% of total revenues during 2010. See Note N to our Consolidated Financial Statements.

	2010		2009		2008
K•Swiss Footwear Category	$	%	$	%	$	%
Lifestyle	$102,911	58%	$152,905	73%	$253,787	83%
Performance	59,674	34	47,811	23	48,451	16
Other (1)	13,831	8	8,961	4	4,851	1

Total (2)	$176,416	100%	$209,677	100%	$307,089	100%

Domestic (2, 3)	$86,730	49%	$99,482	47%	$137,141	45%

Foreign (2, 3)	$89,686	51%	$110,195	53%	$169,948	55%

(1)	Other consists of apparel and accessories.

(2)	For purposes of this table, revenues do not include other domestic income and fees earned on sales by foreign licensees and distributors.

(3)	Included in “Total.”

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

The apparel line is distributed through better specialty stores, resorts and fitness centers, as well as sporting goods chains and sporting goods dealers worldwide. The tennis apparel line is sold primarily through tennis specialty and tennis pro shops. We also outfit professional and celebrity figures which offers us global branding exposure. As discussed in “Products – Footwear,” K•Swiss has entered into three year agreements as the Official Run Course Sponsor of certain Ironman Events and the Presenting Sponsor of the Los Angeles Marathon. K•Swiss sells its apparel and footwear at these events and markets all products globally.

Sales

We sell our products through our sales executives and independent sales representatives primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores and also through a number of foreign distributors. See “Risk Factors: Our financial success is limited to the success of our customers” and “Risk Factors: The loss of a significant customer, or a significant reduction in our sales to such customer, could adversely affect our sales and results of operations.” We also sell our products through our website and retail locations which are becoming increasingly important sales channels to us particularly in light of our limited distribution. The following table sets forth revenue by sales channels, as a percentage of product revenues, for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Wholesale	76%	81%	85%
Distributor	14	13	12
Retail	7	4	2
Web	3	2	1

Total	100%	100%	100%

We believe the athletic and casual footwear industry experiences seasonal fluctuations, due to increased sales during certain selling seasons, including Easter, back-to-school and the year-end holiday seasons. We present full-line offerings for the Easter season for delivery during the first and second quarters and back-to-school season for delivery during the third quarter, but only limited offerings for the year-end holiday season. See “Risk Factors: Our business is affected by seasonality, which could result in fluctuations in our operating results.”

Financial information relating to domestic and international operations is presented as part of Item 8 of this report. See Note O to our Consolidated Financial Statements.

Marketing

Advertising and Promotion

We have an integrated advertising plan with broadcast, print, cinema, outdoor, retail and online initiatives. Traditional media such as television, print and outdoor is still an important part of our media plan but online and social media activities are becoming increasingly more important to our advertising strategy given the changing media landscape and consumer preferences.

The K•Swiss website (www.kswiss.com) was created in 1999 to provide consumers an opportunity to purchase our footwear, apparel and accessories online at prices competitive with our retailers and have the product shipped directly to them. Our website reflects the premium sport positioning of K•Swiss and leverages the assets of our advertising campaigns.

We offer a “futures” program, under which retailers are offered discounts on orders scheduled for delivery more than five months after the order is made. There is no guarantee that such orders will not be canceled prior to acceptance by the customer. See “Futures Orders” and “Risk Factors: Our current futures orders may not be indicative of future sales.” This program is similar to programs offered by other athletic shoe companies. The futures program has a positive effect on inventory costs, planning and production scheduling. See “Distribution.” In addition, we engage in certain sales programs from time to time that provide for extended payment terms on initial orders of new styles.

Domestic Marketing

Domestically, our marketing uses a variety of traditional media, including television, cinema, out-of-home advertising and sports, music and general interest/fashion magazines, as well as non-traditional media, including the internet and social media networks, public relations, sports marketing, endorsements, in-store merchandising, product seeding and sponsorship.

Our footwear products are sold domestically through 31 independent regional sales representatives and 15 Company-employed sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These sales personnel sold to approximately 2,400, 2,300 and 2,300 separate accounts as of December 31, 2010, 2009 and 2008, respectively.

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

To expand the sales and marketing of our products into Europe, we opened our own office in the Netherlands in 1992. Our product is sold through Company-employed sales managers, independent sales representatives and distributors. Our European marketing uses a variety of media distribution including television advertisements, which are distributed through each region’s major network channels, print media in fashion and vertical sports magazines, social media, in-store merchandising and local publicity events and sponsorships.

Internationally, at December 31, 2010, K•Swiss had the exclusive right to market our products in 119 countries through 9 international subsidiaries and 25 distributors.

Distribution

We purchase footwear from independent manufacturers located in Asia. The time required to fill new orders placed by us with our manufacturers is approximately five months. Such footwear is generally shipped in ocean containers and delivered to our facilities.

We maintain 309,000 square feet of warehouse space at a leased facility in Mira Loma, California. See “Item 2. Properties.” In some cases, large customers may receive containers of footwear directly from the manufacturer. We ship by package express or truck from California, depending upon the size of order, customer location and availability of inventory. Distribution to European customers and certain other European distributors is based out of the public distribution facility in the Netherlands. Distribution to our customers and retail locations in Taiwan and Hong Kong are based out of the public distribution facilities in Taipei, Taiwan and Kwai Chung, Hong Kong, respectively. We generally arrange shipment of other international orders directly from our independent manufacturers.

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

Manufacturing

In 2010, approximately 83% of our footwear products were manufactured in China, approximately 9% in Thailand, approximately 7% in Vietnam and approximately 1% in Taiwan. Although we have no long-term manufacturing agreements and compete with other athletic shoe companies for production facilities (including companies that are much larger than us), we believe our relationships with our footwear producers are satisfactory and that we have the ability to develop, over time, alternative sources for our footwear. Our operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers. During 2010, our contract manufacturer in Thailand, one of only three manufacturers utilized by us at that time in our global supply chain, ceased operations. As a result, we experienced production delays as we attempted to secure permanent production capacity in other facilities and other regions in Asia. See “Risk Factors: Because we rely on independent manufacturers to produce our products, our sales and profitability may be adversely affected if our independent manufacturers fail to meet pricing, product quality and timeliness requirements or terminate their operations or if we are unable to obtain some components used in our products from limited supply sources or experience supply chain disruptions” and “Risk Factors: Because a large portion of our imported products are manufactured in China, our profitability may be adversely affected if the United States government takes action against China for its concern over the level of intellectual property rights protection and enforcements available in China.”

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

During 2010, our apparel and accessory products were manufactured in Bangladesh, China, El Salvador, Hong Kong, Korea, Malaysia, Singapore, Taiwan, Thailand, the United States and Vietnam by certain manufacturers selected by us.

Our manufacturing operations and international sales are subject to the customary risks of doing business abroad, including compliance with applicable foreign laws and regulations, fluctuations in currency exchange rates, disruptions or delays in cross-border shipments, changing economic conditions, transportation costs, political instability, and the elimination, adjustment or imposition by any of the countries in which we manufacture our products of new export and import duties, quotas, tariffs, safeguard measures, anti-dumping duties, trade restrictions, restrictions on the transfer of funds and other changes and restrictions. We cannot predict the likelihood or frequency of any of such events occurring. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected.

Our use of common elements in raw materials, lasts and dies gives us flexibility to duplicate sourcing in various countries in order to reduce the risk that we may not be able to obtain products from a particular country.

Our footwear products entering the United States are subject to customs duties which range from 8.5% to 10.0% of factory cost on footwear made principally of leather, to duties on synthetic and textile footwear ranging from 6.0% to 20.0% plus, for certain styles, $0.90 per pair. Our footwear products, manufactured in China, entering the European Union are subject to customs duties which range from 7.0% to 8.0% of landed cost on sports/technical footwear with uppers made principally of leather, a duty rate of 16.8% for synthetic upper footwear and a duty rate ranging from 23.5% to 24.5% for leather upper footwear that is considered non-sports/non-technical or sports/technical with a landed cost of under €7.50 per pair. Our footwear products, manufactured in Thailand, entering the European Union are subject to customs duties which range from 3.5% to 4.5% of landed cost on footwear with uppers made principally of leather and a duty rate of 11.9% for synthetic upper footwear. Currently, approximately 81% of our footwear volume is derived from sales of leather footwear and approximately 19% of our footwear volume is derived from sales of synthetic and textile footwear.

Futures Orders

Futures orders as of any date, represents orders scheduled to be shipped within the next six months. Futures orders do not include orders scheduled to be shipped on or prior to that date. At December 31, 2010 and 2009, total futures orders with start ship dates from January through June 2011 and 2010 were approximately $92,904,000 and $80,924,000, respectively, representing an increase of 14.8% at December 31, 2010. The 14.8% increase in total futures orders is comprised of an 8.6% increase in the first quarter 2011 futures orders and of a 26.2% increase in the second quarter 2011 futures orders. At December 31, 2010 and 2009, domestic futures orders with start ship dates from January through June 2011 and 2010 were approximately $45,216,000 and $29,583,000, respectively, representing an increase of 52.8% at December 31, 2010. At December 31, 2010 and 2009, international futures orders with start ship dates from January through June 2011 and 2010 were approximately $47,688,000 and $51,341,000, respectively, representing a decrease of 7.1% at December 31, 2010.

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

Trademarks and Patents

We utilize trademarks on all our products and believe our products are more marketable on a long-term basis when identified with distinctive markings. The K•SWISS, PALLADIUM and FORM ATHLETICS trademarks are registered in the United States and many other countries. Our Shield Emblem, the Five-Stripe Design, and the Palladium Round Logo trademarks are also registered in the United States and certain foreign countries. In a very few countries, the Five-Stripe Design trademark is not registered because local trademark officials consider it to be ornamental. We selectively seek to register the names of our shoes, logos and the names given to certain of our technical and performance innovations, including the names ULTRA-NATURAL and SHOCK SPRING. We have obtained patents in the United States and selected foreign countries for certain inventions incorporated into our products. The Company works constantly to secure and improve protection for its trademarks and other intellectual property. We vigorously defend our trademarks and patent rights against infringement worldwide and employ independent security consultants to assist in such protection. To date, we are not aware of any significant trademark counterfeiting problems regarding our products. However, see “Risk Factors: Because a large portion of our imported products are manufactured in China, our profitability may be adversely affected if the United States government takes action against China for its concern over the level of intellectual property rights protection and enforcements available in China” and “Risk Factors: Our competitive position could be harmed if we are unable to protect our intellectual property rights. Counterfeiting of our brands can divert sales and damage our brand image.”

Employees

At December 31, 2010, we employed a total of 603 persons, comprised of 240 persons in the United States, 234 persons in China, Hong Kong, Japan, Singapore, Taiwan, Thailand and Vietnam, 119 persons in France, Germany, the Netherlands and the United Kingdom and 10 persons elsewhere.

Available Information

K•Swiss’ internet address is www.kswiss.com. We make available free of charge on or through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“S.E.C.”). Materials K•Swiss files with or furnishes to the S.E.C. may be read and copied at the S.E.C.’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. This information may also be obtained by calling the S.E.C. at 1-800-SEC-0330. The S.E.C. also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the S.E.C. at www.sec.gov. The Company will provide a copy of any of the foregoing documents to stockholders upon request.

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

The athletic footwear industry is intensely competitive, especially with respect to product offerings, technologies, marketing expenditures (including expenditures for advertising and endorsements),

pricing, cost of production and customer service. Certain of our competitors have substantially greater financial, distribution and marketing resources as well as greater brand awareness than us. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. Further, a major marketing or promotional success or technological innovation by one of our competitors could adversely impact our competitive position. In addition, the availability of overseas manufacturing opportunities and capacity more readily allows for the introduction of competitors with new products. In countries where the athletic footwear market is mature, it may be difficult for us to maintain or increase our market share as doing so may require us to overcome or dislodge the competitive position of one or more of our competitors, a task which may be difficult to accomplish. Our results of operations and market position may be adversely impacted by our competitors and the competitive pressures in the athletic footwear industry.

We believe our ability to compete effectively depends on a number of factors, including anticipating and responding to changing consumer preferences, demographics and demands in a timely manner, maintaining brand reputation and authenticity, performance and product reliability, developing high quality products that appeal to consumers, appropriately pricing our products, providing strong and effective marketing support, ensuring product availability, providing quality customer service, adopting new technologies, and maintaining and effectively assessing our distribution channels, and anticipating and responding to actions by our competitors, as well as many other factors beyond our control. Because many of these factors are not within our control, we may not be able to compete successfully in the future. Increased competition may result in price reductions, reduced profit margins, loss of market share, and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, each of which would adversely affect our business.

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

The consumer environment has been particularly challenging over the last several years. Disruptions in the overall economy and financial markets could further reduce consumer income,

liquidity, credit and confidence in the economy and result in further reductions in consumer spending. Further deterioration of the consumer spending environment and increases in the unemployment rate may result in reduced demand for our products, which would be harmful to our financial position and results of operations.

If we fail to accurately forecast consumer demand, we may experience difficulties in handling customer orders or in liquidating excess inventories and our sales and brand image may be adversely affected.

The athletic footwear industry has relatively long lead times for the design and production of products. Consequently, we must commit to production tooling, and in some cases to production, in advance of orders based on our forecasts of consumer demand. The uncertainty surrounding today’s economy makes it increasingly difficult for us to accurately forecast product demand trends. If we fail to forecast consumer demand accurately, we may under-produce or over-produce our products. If we under-produce our products, we may experience inventory shortages which might delay shipments to customers, negatively impact retailer and distributor relationships, negatively impact our sales results and diminish brand awareness. Conversely, if we over-produce our products based on an aggressive forecast of consumer demand, this may result in inventory write-downs, the sale of excess inventory at discounted prices and retailers may not be able to sell the product and may seek to return the unsold quantities and cancel future orders. These outcomes could have an adverse effect on our sales and brand image.

Our current futures orders may not be indicative of future sales.

Our “futures” program allows our customers to order our products five months or more prior to delivery of product. Our current futures orders position may not be indicative of future sales. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders may be cancelled by customers without financial penalty. Customers may also reject nonconforming goods. If we experience adverse developments in customer cancellations, product returns or bad debts of customers, such developments could have a material adverse impact on our business, financial condition or results of operations.

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

While no customer accounted for more than 10% of our total revenues in 2010, we do have significant customers. The loss of any of these customers, or a significant reduction in our sales to any of these customers, could adversely affect our sales and results of operations. In addition, if any such customer becomes insolvent or otherwise fails to pay its debts, it could have an adverse affect on our results of operations.

Consolidation of customers or concentration of customer market share among a few customers may increase and concentrate our credit risk, and impair our ability to sell our products.

The athletic and casual footwear and apparel retail markets in some countries where we sell our products are dominated by a few large footwear and apparel retailers with many stores. These retailers have increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. Such consolidation concentrates our credit risk with a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it would increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of revenues.

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

The prices we are able to charge for our products depend on the type of product offered, the consumer and retailer response to the product and the prices charged by our competitors. To the extent that we are forced to lower our prices, our gross margins will be lower and our revenues and profitability would be adversely affected.

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

During 2008 and 2009, worldwide economic conditions deteriorated in many countries and regions in which we operate, resulting in weak equity markets, tightening of business credit and liquidity, a contraction of consumer credit, business failures, increased unemployment and declines in consumer confidence and spending. Despite more positive trends beginning in the second half of 2009, business conditions may remain difficult for the foreseeable future. If global economic and financial market conditions remain uncertain and/or weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

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

We operate offices and sell products in numerous countries outside the United States. Our revenue earned from international markets represents approximately 57%, 58% and 58% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, all of our footwear products are manufactured abroad and we have suppliers located in China, Taiwan, Thailand and Vietnam. Our athletic footwear sales and manufacturing operations are subject to the risks of doing business abroad. These risks include:

•	fluctuations in currency exchange rates;

•	political instability;

•	limitations on conversion of foreign currencies into U.S. Dollars;

•	restrictions on dividend payments and other payments by our foreign subsidiaries and other restrictions on transfers of funds to or from foreign countries;

•	export and import duties, tariffs, regulations, quotas and other restrictions on free trade, particularly as these regulations may affect our operations in China; and

•	investment regulation and other restrictions by foreign governments.

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

Our business depends in part on a strong brand image.

Our brand names are one of our most important and valuable assets. Adverse publicity relating to our products, advertising, customer service or employees could tarnish our reputation and reduce the value of our brands. If our brands are damaged or consumers lose confidence in our brands, demand for our products could decrease and our financial results could be adversely affected. Further, we may be required to expend additional resources to rebuild our reputation and restore the value of our brands.

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

We depend upon independent manufacturers to manufacture our products in a timely and cost-efficient manner while maintaining specified quality standards. We also compete with other larger companies for production capacity of independent manufacturers that produce our products. We rely heavily on manufacturing facilities located in Asia. In 2010, approximately 83% of our footwear manufacturing occurred in China, approximately 9% in Thailand, approximately 7% in Vietnam and approximately 1% in Taiwan. We also rely upon the availability of sufficient production capacity at our manufacturers. Timely delivery of product may be impacted by factors such as weather conditions, disruption of the transportation systems or shipping lines used by our suppliers, or uncontrollable factors such as natural disasters, epidemic diseases, terrorism and war. It is essential that our manufacturers deliver our products in a timely manner and in accordance with our quality standards because our orders may be cancelled by customers if agreed-upon delivery windows are not met or products are not of agreed-upon quality. Inflationary pressures, including increased labor costs, that are experienced by our independent contract manufacturers, may result in increased costs to us. A failure by one or more of our manufacturers to meet established criteria for pricing, product quality or timely delivery or the termination of operations by any one of our manufacturers could adversely impact our sales and profitability.

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

Our business is affected by seasonality, which could result in fluctuations in our operating results.

We believe the athletic and casual footwear industry experiences seasonal fluctuations, due to increased sales during certain selling seasons, including Easter, back-to-school and year-end holiday seasons. We too experience moderate fluctuations in aggregate sales volume during the year. The mix of our product sales may also vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear and apparel. As a result, we may not be able to accurately predict our quarterly sales. This seasonality, along with other factors that are beyond our control, including other risk factors described in this report, could adversely affect our business and cause our results of operations to fluctuate.

We may be subject to periodic litigation and other regulatory proceedings and may be affected by changes in government regulations.

From time to time we may be a party to lawsuits and regulatory actions relating to our business, including with respect to the intellectual property rights of others. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that we devote substantial resources to defend the Company. Further, changes in government regulations both in the United States and in the countries in which we operate could have adverse affects on our business and subject us to additional regulatory actions.

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

Our success is largely dependent upon the efforts of Steven Nichols, our President, Chief Executive Officer and Chairman, and certain other key executives. Although we have entered into an employment agreement with Mr. Nichols that expires in December 2015, the loss of his and/or other key executive’s services would have a material adverse effect on our business and prospects. Our success also depends to a significant degree upon the continued services of our personnel. Accordingly, our continued success will depend on our ability to attract, retain and motivate qualified management, marketing, technical and sales personnel. These people are in high demand and often have competing employment opportunities. The labor market for skilled employees is highly competitive due to limited supply, and we may lose key employees or be forced to increase their compensation. Employee turnover could significantly increase our training and other related employee costs. The loss of the services of any key personnel or our inability to attract additional personnel could have a material adverse effect on our ability to manage our business.

A limited number of our stockholders can exert significant influence over the Company.

At December 31, 2010, the Company’s President, Chief Executive Officer and Chairman of the Board, Steven Nichols, held approximately 92.7% of the voting power of our Class B Common Stock and approximately 69.2% of total voting power. This voting power permits Mr. Nichols to exert significant influence over the outcome of stockholder votes, including votes concerning the election of a certain class of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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

We may face transitional challenges with acquisitions of other businesses.

The Company may from time to time pursue acquisitions of other businesses. The Company cannot provide assurance that it will be able to successfully integrate the operations of any newly-acquired businesses into the Company’s operations. Acquisitions involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience, potential loss of significant customers or key personnel of the acquired business; managing geographically-remote operations, and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also result in incurrence of debt, dilutive issuances of the Company’s equity securities and write-offs of goodwill and substantial amortization expenses of other intangible assets. The failure to integrate newly acquired businesses could have an adverse effect on the Company’s business, results of operations and financial position.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In 1998, we moved into our headquarters facility in Westlake Village, California. This facility, which is owned by us, is approximately 50,000 square feet. We occupy approximately eighty-five percent of this facility and lease approximately fifteen percent of this facility.

We lease a 309,000 square foot distribution facility in Mira Loma, California. We use this facility as our main distribution center. The effective monthly commitment for this facility is approximately $111,000. In July 2008, we exercised an option under the lease to extend the term of the lease until January 2015.

We also lease office space of approximately 14,000 square feet in Haarlem, the Netherlands, which is our primary European headquarters. The effective monthly commitment for this office space is approximately $22,000. During 2010, we extended the lease until March 2016, and at that time it can be renewed for an additional five years. In addition, we contract with a third party public distribution facility in Rotterdam, the Netherlands, to manage our inventory destined to European customers.

Distribution to our customers and retail locations in Taiwan and Hong Kong are based out of the public distribution facilities in Taipei, Taiwan and Kwai Chung, Hong Kong, respectively.

Item 3.	Legal Proceedings

The Company is, from time to time, a party to litigation which arises in the normal course of our business operations. We do not believe that we are presently a party to litigation which will have a material adverse effect on our business or operations.

Item 4.	(Removed and Reserved)

Executive Officers of the Registrant

The executive officers of K•Swiss are as follows:

Name	Age at December 31, 2010	Position
Steven Nichols	68	Chairman of the Board, Chief Executive Officer and President
Edward Flora	59	Chief Operating Officer
Lee Green	57	Corporate Counsel
David Nichols	41	Executive Vice President
George Powlick	66	Vice President of Finance, Chief Administrative Officer, Chief Financial Officer, Secretary and Director
Kimberly Scully	43	Corporate Controller
Brian Sullivan	57	Vice President of National Accounts

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

K•Swiss Inc.’s Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers (now the Nasdaq Global Select Market) upon completion of our initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 2010 and 2009 as reported by Nasdaq were as follows:

	March 31,	June 30,	September 30,	December 31,
2010
Low	$8.63	$8.80	$10.13	$11.03
High	11.30	14.53	13.19	12.94
2009
Low	$6.44	$7.43	$8.70	$7.68
High	12.13	10.98	11.23	10.25

The Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol KSWS.

The number of stockholders of record of the Class A Common Stock on December 31, 2010 was 129. However, based on available information, we believe that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 5,150.

There is currently no established public trading market for our Class B Common Stock. The number of stockholders of record of the Class B Common Stock on December 31, 2010 was 9.

Stock Price Performance Graph

The Stock Price Performance Graph below represents a comparison of the five year total return of K•Swiss Inc. Class A Common Stock, the NASDAQ Composite Index and the Morningstar Footwear and Accessories Group. The graph assumes $100 was invested on December 31, 2005 and dividends are reinvested for all years ending December 31.

Dividend Policy

On March 3, 2009, the Board of Directors suspended the payment of dividends for the foreseeable future to preserve liquidity and enhance the strength of the Company’s balance sheet. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. The Company did not pay any dividends during 2009 or 2010.

Purchases of Equity Securities by the Issuer

In November 2009, the Board of Directors approved a new stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock.

During the fourth quarter of 2010, the Company did not repurchase any shares of K•Swiss Class A Common Stock. $70,000,000 remains available for repurchase under the Company’s repurchase program.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2010 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Income Statement Data
Revenues	$216,987	$240,729	$327,405	$394,540	$489,271
Cost of goods sold	131,908	154,558	195,385	210,910	255,865

Gross profit	85,079	86,171	132,020	183,630	233,406
Selling, general and administrative expenses	142,474	118,303	139,899	148,283	130,811
Impairment on intangibles and goodwill	—	4,830	—	—	—

Operating (loss)/profit	(57,395)	(36,962)	(7,879)	35,347	102,595
Other (expense)/income, net	(3,320)	(1,249)	30,000	5,232	—
Interest income, net	435	1,050	8,216	11,184	8,275

(Loss)/Earnings before income taxes and discontinued operations	(60,280)	(37,161)	30,337	51,763	110,870
Income tax expense/(benefit)	7,932	(9,663)	5,882	9,868	31,759

(Loss)/Earnings from continuing operations	(68,212)	(27,498)	24,455	41,895	79,111
Loss from discontinued operations, less applicable income taxes (1)	—	(464)	(3,570)	(2,822)	(2,247)

Net (Loss)/Earnings	$(68,212)	$(27,962)	$20,885	$39,073	$76,864

(Loss)/Earnings per share
Basic:
(Loss)/Earnings from continuing operations	$(1.94)	$(0.79)	$0.70	$1.21	$2.30
Loss from discontinued operations	—	(0.01)	(0.10)	(0.08)	(0.07)

Net (Loss)/Earnings	$(1.94)	$(0.80)	$0.60	$1.13	$2.23

Diluted:
(Loss)/Earnings from continuing operations	$(1.94)	$(0.79)	$0.69	$1.18	$2.23
Loss from discontinued operations	—	(0.01)	(0.10)	(0.08)	(0.06)

Net (Loss)/Earnings	$(1.94)	$(0.80)	$0.59	$1.10	$2.17

Dividends declared per common share	$—	$—	$2.20	$0.20	$0.20

Weighted average number of shares outstanding
Basic	35,218	34,962	34,785	34,705	34,401
Diluted (2)	35,218	34,962	35,407	35,472	35,378

Balance Sheet Data (at period end)
Current assets	$235,186	$287,986	$332,776	$405,617	$373,440
Current liabilities	32,948	28,335	52,139	50,401	49,062
Total assets	288,165	344,150	394,290	446,353	404,560
Total debt (3)	970	4,207	5,376	—	—
Stockholders’ equity	234,913	301,783	324,762	384,233	345,903

(1)	On April 30, 2009, the Company sold certain Royal Elastics assets. Operations of the Royal Elastics brand have been accounted for and presented as a discounted operation.

(2)	Includes common stock and dilutive potential common stock (options).

(3)	Includes all interest-bearing debt, but excludes outstanding letters of credit ($2,362,000, $700,000, $1,399,000, $1,831,000, and $196,000 as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in the reports and documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel for consumers and endorsers; market acceptance of all our product offerings; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, demographics and demand for our product, and various market factors described above; the amount of consumer disposable income; the availability of credit facilities for our customers and/or the stability of credit markets; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and timely commercialization; fluctuations in the price, availability and quality of raw materials; the loss of, or reduction in, sales to a significant customer or distributor; the success, willingness to purchase and financial resources of our customers; pressure to decrease the prices of our products; the ability to secure and protect trademarks, patents, and other intellectual property; inadvertent and nonwillful infringement on others’ trademarks, patents and other intellectual property; difficulties in implementing, operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in maintaining SAP information management software; interruptions in data and communication systems; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; the continued operation and ability of our manufacturers to satisfy our production requirements; our ability to secure sufficient manufacturing capacity, or the loss of, or reduction in, manufacturing capacity from significant suppliers; responsiveness of customer service; adverse publicity; concentration of credit risk to a few customers; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased material and/or labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; a limited number of our stockholders can exert significant influence over the Company; transitional challenges of integrating newly acquired companies into our business; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

The Company designs, develops and markets an array of footwear, apparel and accessories for athletic, high performance sports and fitness activities and casual wear under the K•Swiss brand. Since July 2008 and July 2010, the Company also designs, develops and markets footwear for adventurers for all terrains under the Palladium brand and apparel for mixed martial arts under the Form Athletics brand, respectively. Sales of the Palladium brand and Form Athletics brand were approximately 14.4% and 0.1%, respectively, of total sales in 2010. The categories of footwear we sell are explained in more detail in Part I, Item 1, under the subheading, “Products.” We market our products through Company employed sales managers and independent regional sales representatives primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores and also through a number of foreign distributors. We also sell our products through our website and retail locations, which are becoming increasingly important sales channels to us particularly in light of our limited distribution.

Due to the recent global economic crisis, the retail environment has been particularly challenging during the last few years. While economic conditions began to show signs of improvement beginning in the second half of 2009, the recovery has proceeded at a sluggish rate and the retail environment has remained weak. As a result, business conditions may remain difficult for the foreseeable future. These conditions combined with the weak demand for the Company’s product during the past few years could put additional pressure on the Company’s ability to maintain margins.

In 2010, approximately 83% of our K•Swiss brand footwear products were manufactured in China, approximately 9% in Thailand, approximately 7% in Vietnam and approximately 1% in Taiwan. During 2010, our contract manufacturer in Thailand, one of only three manufacturers utilized by us at that time in our global supply chain, ceased operations. As a result, we experienced production delays as we attempted to secure permanent production capacity in other facilities and other regions in Asia. Although we have no long-term manufacturing agreements, we believe that our current relationships with our producers are satisfactory and that we have the ability to develop alternative sources for our footwear. Our operations could, however, be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.

Because we record revenues when title passes and the risks and rewards of ownership have passed to our customer, our revenues may fluctuate in cases when our customers delay accepting shipment of products. Our total revenues decreased 9.9% in 2010 from 2009, due to a decrease in the volume of footwear sold, offset by an increase in the average underlying wholesale price per pair. Our overall gross profit margins, as a percentage of revenues, were 39.2% and 35.8% in 2010 and 2009, respectively. The increase in our gross profit margin is mainly due to product mix changes, including a lower percentage of sales of close out product which has a lower gross profit margin. Our overall selling, general and administrative expenses increased to $142,474,000 in 2010 from $118,303,000 in 2009 as a result of increases in advertising expenses, offset by decreases in data processing expenses and compensation expenses. In addition, an impairment charge of $4,830,000 on goodwill and intangible assets related to the trademarks of the Palladium brand was recognized in 2009.

Other expense for 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated Contingent Purchase Price (“CPP”) for Palladium. Other expense for 2009 includes a loss upon the purchase of the remaining 43% equity interest of Palladium of $2,616,000, offset by a gain on the sale of certain assets of the Royal Elastics brand of $1,367,000. Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the Consolidated Financial Statements.

In 2010, we recognized a tax valuation allowance of $27,178,000 against our U.S. and certain international deferred tax assets.

At December 31, 2010, our total futures orders with start ship dates from January through June 2011 were $92,904,000, an increase of 14.8% from the comparable period of the prior year. Of this amount, domestic futures orders were $45,216,000, an increase of 52.8%, and international futures orders were $47,688,000, a decrease of 7.1%.

The net loss for 2010 was $68,212,000, or $1.94 per share (diluted loss per share), compared to the net loss of $27,962,000, or $0.80 per share (diluted loss per share), for 2009. Net loss and diluted loss per share for 2010 included pre-tax expense of $3,320,000 related to the net present value of the CPP. Net loss and diluted loss per share for 2009 included the pre-tax impairment charge on the goodwill and intangible assets related to the trademarks of the Palladium brand of $4,830,000 and the pre-tax loss of $2,616,000 on the purchase of the remaining 43% of Palladium, offset by the net pre-tax gain on the sale of certain Royal Elastics assets of $1,367,000, as described above.

In 2010, we experienced net cash used in operating activities from continuing operations of $46,735,000, net cash used in investing activities of $40,401,000 due mainly to the purchase of investments available for sale and restricted investments available for sale, offset by proceeds from the sale or maturity of investments available for sale and net cash used in financing activities of $1,989,000 mainly as a result of net borrowings on bank lines of credit. We anticipate future cash needs for principal repayments required pursuant to borrowings under our lines of credit and, depending on future operating results, additional funds may be required for operating activities.

At December 31, 2010 and 2009, we had debt outstanding of $970,000 and $4,207,000 (in each case attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), excluding outstanding letters of credit of $2,362,000 and $700,000 at December 31, 2010 and 2009, respectively. Our working capital decreased $57,413,000 to $202,238,000 at December 31, 2010 from $259,651,000 at December 31, 2009, mainly due to decreases in cash and cash equivalents, income taxes receivable, accounts receivable and current deferred income taxes and increases in trade accounts payable, offset by increases in investments available for sale, inventory and prepaid expenses and other current assets and decreases in bank lines of credit and current portion of long-term debt.

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

On an on-going basis, we evaluate our estimates, including those related to the carrying value of inventories, realizability of outstanding accounts receivable, goodwill and intangible assets, sales returns and allowances, and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate potential losses based on our knowledge of the financial condition of certain customers and historical level of credit losses, as well as an assessment of the overall retail conditions. Historically, losses have been within our expectations. If the financial condition of our customers were to change, adjustments may be required to these estimates. Furthermore, we provide for estimated losses resulting from differences that arise from the gross carrying value of our receivables and the amounts which customers estimate are owed to us. The settlement or resolution of these differences could result in future changes to these estimates. Our allowance for bad debts as a percentage of accounts receivable has remained relatively constant over the past three years despite the weak economy due to our increased scrutiny of customer relationships.

Inventory Reserves

We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the market value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated market value. This reserve is recorded as a charge to cost of sales. If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record the additional charge to cost of sales. Inventory reserve as a percentage of inventory decreased in 2010 and 2009 from 2008 as a result of significant reserves being established in 2008 and substantial liquidation of impaired inventory in 2009.

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

We evaluate the future realization of our deferred tax assets quarterly. We review each material tax jurisdiction for which a deferred tax asset has been recorded. Our analysis includes a review of past results, future income, the tax life of net operating loss carryforwards and tax credits. We assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. All evidence is evaluated in forming a conclusion whether a valuation allowance, if any, needs to be recorded. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable.

We account for the uncertainty in income tax positions and use a minimum recognition threshold that a tax position must meet before recognition in the financial statements. The evaluation of a tax position is a two-step process. The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is greater than 50% likely of being realized upon ultimate settlement. Any tax position recognized would be an adjustment to the effective tax rate. We recognize interest expense and penalties on income tax liabilities in income tax expense on our Consolidated Statement of Earnings/Loss. We recognize our uncertain tax positions in either accrued income taxes, if determined to be short-term, or other liabilities if determined to be long-term, on our Consolidated Balance Sheet.

Goodwill and Intangible Assets

Indefinite-lived intangible assets are evaluated for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with finite lives are amortized over their useful lives.

Events or changes in circumstances that may trigger impairment reviews include among other factors, significant changes in business climate, operating results, planned investments, or an expectation that the carrying amount may not be recoverable. The test for impairment involves the use of estimates relating to the fair values of business operations with which the goodwill is associated and the fair values of intangible assets with indefinite lives.

We review goodwill for impairment in a two-step process. The first step is to determine whether there is potential impairment by comparing the estimated fair value of a reporting unit to its carrying value (which includes goodwill). If the fair value exceeds the carrying value, then goodwill is not considered impaired, however, if the carrying amount exceeds the fair value, then step two is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities. The excess, if any, is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount of goodwill, then impairment is recognized.

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

Determining the fair value of goodwill and other intangible assets is highly subjective and requires the use of estimates and assumptions. We use estimates including estimated future revenues, royalty rates and discount rates, among other factors. We also consider the following factors:

•	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

•	changes in consumer demand or acceptance of our brands and products; and

•	other considerations that could affect fair value or otherwise indicate potential impairment.

In addition, facts and circumstances could change, including further deterioration of general economic conditions, customers reducing orders in response to such conditions and increased competition. These and/or other factors could result in changes to the calculation of the fair value which could result in future impairment of the remaining goodwill and other intangible assets. Changes in any one or more of these estimates and assumptions could produce different financial results.

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

Purchase of Form Athletics

On July 23, 2010, we entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Form Athletics, LLC (“Form Athletics”) and its Members to purchase Form Athletics for $1,600,000 in cash. Pursuant to the Purchase Agreement, we are obligated to pay additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletics’ EBITDA for the twelve months ended December 31, 2012 (“Form CPP”). The purchase price of $1,600,000 and the net present value of the initial estimate of the Form CPP was capitalized. The fair value of the Form CPP will be determined each quarter based on the net present value of the current quarter’s projection of Form Athletics’ EBITDA for the twelve months ended December 31, 2012. Any subsequent changes to the Form CPP will be recognized as interest income or interest expense during the applicable quarter. Form Athletics was established in January 2010 and designs, develops and distributes apparel for mixed martial arts under the Form Athletics brand worldwide. The purchase of Form Athletics was part of an overall strategy to enter the action sports market.

The acquisition of Form Athletics was recorded as a 100% purchase acquisition and the Form CPP liability was recognized and accordingly, the results of operations of the acquired business are included in the Company’s Consolidated Financial Statements from the date of acquisition. A trademark asset totaling $3,150,000 and goodwill of $539,000 have been recognized for the amount of the excess purchase price paid over fair market value of the net assets acquired. The amount of goodwill that is deductible for tax purposes is $507,000 and will be amortized over 15 years. At July 23, 2010, the acquired assets and liabilities assumed in the purchase of Form Athletics was as follows (in thousands):

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

	Year ended December 31,
	2010	2009	2008
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	60.8	64.2	59.7

Gross profit	39.2	35.8	40.3
Selling, general and administrative expenses	65.7	49.1	42.7
Impairment on intangibles and goodwill	—	2.0	—
Other (expense)/income	(1.5)	(0.5)	9.2
Interest income, net	0.2	0.4	2.5

(Loss)/Earnings before income taxes and discontinued operations	(27.8)	(15.4)	9.3
Income tax expense/(benefit)	3.6	(4.0)	1.8
Loss from discontinued operations, net of income tax benefit	—	(0.2)	(1.1)

Net (loss)/earnings	(31.4)%	(11.6)%	6.4%

2010 Compared to 2009

Revenue and Gross Profit Margin

Total revenues decreased 9.9% to $216,987,000 in 2010 from $240,729,000 in 2009. This decrease was attributable to a decrease in the volume of footwear sold, offset by an increase in the average underlying wholesale price per pair. The volume of footwear sold decreased 24.7% to 6,732,000 pair in 2010 from 8,944,000 pair in 2009. The average wholesale price per pair was $28.76 in 2010 and $25.06 in 2009, an increase of 14.8%.

Domestic revenues decreased 8.7% to $92,382,000 in 2010 from $101,181,000 in 2009. International product revenues decreased 12.4% in 2010 to $116,513,000 from $133,041,000 in 2009. Licensing and other fees earned by the Company on sales by foreign licensees and distributors were $8,092,000 for 2010 and $6,507,000 for 2009, an increase of 24.4%. International revenues, as a percentage of total revenues, decreased to 57.4% in 2010 from 58.0% in 2009.

K•Swiss brand revenues decreased 14.6% to $185,513,000 in 2010 from $217,181,000 in 2009. This decrease was the result of a decrease in the volume of footwear sold, offset by an increase in the average underlying wholesale price per pair. The volume of footwear sold decreased 29.2% to 5,947,000 pair in 2010 from 8,395,000 pair in 2009. The average wholesale price per pair was $27.34 in 2010 and $23.91 in 2009, an increase of 14.3%, which resulted from the product mix of sales, including a higher percentage of performance product sold in 2010, which generally sell at a higher price than lifestyle product, and a lower percentage of sales of closeout product in 2010.

Palladium brand revenues increased 32.7% to $31,253,000 in 2010 (14.0% of which were derived from domestic sales) compared to $23,548,000 in 2009 (2.7% of which were derived from domestic sales). The increase in Palladium sales in 2010 was due to the increase in worldwide sales in regions other than France. We began marketing and selling Palladium product in these regions beginning in the second half of 2009. The volume of footwear sold increased 43.0% to 785,000 pair in 2010 from 549,000 pair in 2009, due to an increase in sales in regions other than France, as discussed above. The average underlying wholesale price per pair was $39.57 in 2010 and $42.69 in 2009, a decrease of 7.3%, resulting from closeout product in France selling at lower prices in 2010 compared to 2009.

Form Athletics brand revenues were $221,000 in 2010 (92.3% of which were derived from domestic sales), representing approximately five months of activity.

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

At December 31, 2010, domestic and international futures orders with start ship dates from January through June 2011 were approximately $45,216,000 and $47,688,000, respectively, 52.8% higher and 7.1% lower, respectively, than such orders were at December 31, 2009 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of “future” and “at-once” orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Overall gross profit margin, as a percentage of revenues, was 39.2% in 2010, an increase from 35.8% in 2009. This increase was largely the result of the lower level of sales of closeout product in 2010 compared to 2009. K•Swiss brand gross profit margin, as a percentage of revenues, was 38.0% in 2010, an increase from 36.2% in 2009. This increase was the result of the lower level of sales of closeout product in 2010 compared to 2009. Palladium brand gross profit margin, as a percentage of revenues, was 40.6% in 2010, a decrease from 42.9% in 2009. This decrease in was a result of lower gross profit margins earned in 2010 on closeout product in France. Our gross margins may not be comparable to some of our competitors as we recognize warehousing costs within selling, general and administrative expenses. These warehousing costs were $13,610,000 and $13,489,000 for 2010 and 2009, respectively.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased 20.4% to $142,474,000 (65.7% of revenues) in 2010 from $118,303,000 (49.1% of revenues) in 2009. The increase in selling, general and administrative expenses during 2010 was the result of increases in advertising expenses, offset by decreases in data processing expenses and compensation expenses. Advertising expenses increased 105.9% as a result of strategic efforts to drive revenue in both domestic and international markets. Data processing costs decreased 35.4% as a result of the decreases in on-going maintenance expense for our SAP computer software system due to the completion of the SAP implementation in certain international regions in the fourth quarter of 2008. Compensation expenses, which include commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, decreased 5.3% mainly as a result of decreases in average headcount from 2009 and stock option compensation expenses. Corporate expenses of $17,222,000 and $18,766,000 for the years ended December 31, 2010 and 2009, respectively, are included in selling, general and administrative expenses. The decrease in corporate expenses for 2010 was a result of decreases in data processing expenses and compensation expenses, as discussed above.

Impairment on Intangibles and Goodwill

An impairment charge of $2,653,000 on the intangible assets related to the trademarks of the Palladium brand was recognized for 2009 as a result of the Company’s annual reassessment of impairment using the relief from royalty payment methodology, which uses current market discount rates and royalty rates.

Goodwill impairment of $2,177,000 was also recognized on the Palladium brand for 2009. As part of its annual reassessment of impairment, the Company determined the fair value of the reporting unit using both an income approach (i.e., “discounted cash flow” methodology) and a market approach (i.e., “guideline public company” and “guideline transactions” methodologies). As a result of the assessment, primarily based on deteriorating economic market conditions in 2009, it was determined that goodwill was impaired.

These impairment charges are included as corporate expenses for 2009.

Other Income, Interest and Taxes

Other expense for 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated CPP for Palladium, as discussed below. Other expense for 2009 includes a loss upon the purchase of the remaining 43% equity interest of Palladium of $2,616,000, offset by a gain on the sale of certain assets of the Royal Elastics brand of $1,367,000.

On May 1, 2010, we entered into Amendment No. 2 to the Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008, as amended by Amendment No. 1 dated June 2, 2009, by and among an individual, Palladium SAS and K•Swiss Inc., to revise the terms of the remaining future purchase price for Palladium payable in 2013. Pursuant to Amendment No. 2, the fair value of the future purchase price for Palladium, i.e. the CPP, will be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. For 2010, the Company recognized the initial fair value of the CPP of $3,320,000 as other expense in the Company’s Consolidated Statement of Earnings/Loss, which represented the net present value of €3,000,000 at June 30, 2010. For 2010, interest expense of $369,000 was recognized for the change in the net present value of the CPP.

On June 16, 2009, we purchased the remaining 43% equity interest in Palladium for €5,000,000 (or $7,034,000) and recognized a loss of $2,616,000 on the purchase. The loss was calculated as the difference between the purchase price and the recorded Mandatorily Redeemable Minority Interest (“MRMI”). We acquired the initial 57% equity interest in Palladium on July 1, 2008 and the acquisition of Palladium was recorded as a 100% purchase acquisition without reflecting any minority interest but recognizing the MRMI liability. For 2009, interest expense of $658,000 was recognized for the change in the net present value of the MRMI.

On April 30, 2009, we sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1,043,000, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4,000,000. In respect to this sale, we received a $1,104,000 promissory note from REH and REH agreed to pay us the remaining $2,896,000 in cash by April 30, 2010. As of December 31, 2010, however, we only received approximately $2,438,000 in cash. The difference between what we expected to receive and what had been received by April 30, 2010 was added to the principal amount of the promissory note balance, such that as of December 31, 2010, we hold a promissory note in the principal amount of approximately $1,562,000 from REH. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. The pre-tax gain on sale was $1,367,000 for 2009 and was recorded in Other (expense)/income, net on the Consolidated Statement of Earnings/Loss.

Net interest income was $435,000 (0.2% of revenues) and $1,050,000 (0.4% of revenues) for 2010 and 2009, respectively. The decrease in net interest income for the 2010 was a result of lower average balances in cash and investments available for sale as well as lower interest rates, offset by a decrease in the amount recognized for the change in the fair value of the CPP (in 2010) or MRMI (in 2009) and a decrease in interest expense on Palladium debt.

Our income tax expense was $7,932,000 for 2010 and our income tax benefit was $9,663,000 for 2009. We did not recognize income tax benefit of options exercised during 2010 as a result of our net loss for the year. The $550,000 income tax benefit of options exercised during 2009 was credited to additional paid-in capital and therefore did not impact the effective tax rate.

We evaluate our deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required. We assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable.

During the second quarter, we moved into a three year pre-tax cumulative loss but had sufficient objectively verifiable evidence to demonstrate that our U.S. deferred tax assets would be realized, such as strong earnings history, no evidence of tax losses expiring unused and the end of our aggressive advertising campaign during 2010. During the third quarter of 2010, we continued to have the significant weight of the three year pre-tax cumulative loss to overcome. In addition to other significant positive evidence considered in the prior quarter, we decided during the third quarter of 2010 to continue with our aggressive advertising campaign into 2011. As such, we could no longer rely on a decrease in advertising expenses during 2011 to support future profitability sufficient enough to realize our U.S deferred tax assets in the near future. Therefore, in 2010, we recorded a valuation allowance of $27,178,000 against our deferred tax assets.

At December 31, 2010 we had a net deferred tax asset after valuation allowance of $3,913,000. The ultimate realization of this net deferred tax asset is dependent upon the generation of future taxable income outside of the U.S. during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The deferred tax assets for which valuation allowances were not established relate to foreign jurisdictions where we expect to realize these assets. The accounting for deferred taxes is based upon an estimate of future operating results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

At December 31, 2010 uncertain tax positions and the related interest were $6,302,000 and $1,044,000, respectively, all of which would affect the income tax rate if reversed. During 2010, we recognized income tax expense related to uncertain tax positions of $137,000 and interest expense on uncertain tax positions of $141,000. During 2009, we recognized income tax expense related to uncertain tax positions of $45,000 and interest expense on uncertain tax positions of $147,000.

In 2010, we received a Notice of Proposed Adjustment from the Internal Revenue Service (“IRS”) for the tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,316,000. We sent a protest letter to the IRS in June 2010. The IRS examiner disagreed with our protest. This issue has been sent to the IRS Appeal’s office for further consideration. We do not agree with this adjustment and plan to vigorously defend our position. We do not believe that an additional tax accrual is required at this time.

The net loss for 2010 was $68,212,000, or $1.94 per share (diluted loss per share), compared to the net loss for 2009 of $27,962,000, or $0.80 per share (diluted loss per share). Net loss and diluted loss per share for 2010 included the pre-tax expense of $3,320,000 related to the net present value of the CPP, or $0.09 per diluted share (after tax). Net loss and diluted loss per share for 2009 included the pre-tax impairment charge on the goodwill and intangible assets related to the trademarks of the Palladium brand of $4,830,000 and the pre-tax loss of $2,616,000 from the purchase of the remaining 43% equity interest of Palladium, offset by the net pre-tax gain on the sale of certain Royal Elastics assets of $1,367,000, described above, or $0.18 per diluted share (after tax).

2009 Compared to 2008

Revenue and Gross Profit Margin

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

Domestic revenues decreased 26.9% to $101,181,000 in 2009 from $138,390,000 in 2008. International product revenues decreased 26.7% in 2009 to $133,041,000 from $181,380,000 in 2008. Licensing and other fees earned by the Company on sales by foreign licensees and distributors were $6,507,000 for 2009 and $7,635,000 for 2008, a decrease of 14.8%. International revenues, as a percentage of total revenues, increased to 58.0% in 2009 from 57.7% in 2008.

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

Palladium brand revenues were $23,548,000 in 2009 (2.7% of which were derived from domestic sales) compared to $11,492,000 for the six month period ended December 31, 2008 (all of this revenue was derived from sales outside the U.S.). We purchased Palladium in July 2008. See Note P to our Consolidated Financial Statements for further discussion.

Overall gross profit margin, as a percentage of revenues, was 35.8% in 2009, a decrease from 40.3% in 2008. Gross profit margin was affected by product mix changes, including a higher percentage of closeout product sales, which carry a lower gross profit margin than our non-closeout product sales, geographic mix of sales and a general decline in sales prices. On August 5, 2009, the Company settled the underpayment of business taxes in a foreign jurisdiction for approximately $1,529,000 plus interest of approximately $1,185,000, with no penalties assessed. Warehousing costs were $13,489,000 and $16,537,000 for 2009 and 2008, respectively.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses decreased 15.4% to $118,303,000 (49.1% of revenues) in 2009 from $139,899,000 (42.7% of revenues) in 2008. The decrease in selling, general and administrative expenses during 2009 was the result of decreases in advertising expenses, data processing expenses, compensation expenses and legal expenses. Advertising expenses decreased 29.5% primarily due to decreases in both our domestic and international markets as part of an effort to reduce costs as our business declines. Data processing costs decreased 31.9% as a result of the decrease in on-going maintenance expense for our SAP computer software system, as discussed above. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, decreased 6.7% as a result of decreases in headcount and other bonuses/incentive related expenses, offset by an increase in stock option compensation expenses. Legal expenses decreased 39.8% as a result of the decreased expenses incurred to defend our trademarks. Corporate expenses of $18,766,000 and $25,931,000 for the years ended December 31, 2009 and 2008, respectively, are included in selling, general and administrative expenses. The decrease in corporate expenses for 2009 was a result of decreases in data processing expenses, legal expenses and accounting expenses. The decrease in data processing expenses and legal expenses are due to the reasons discussed above. The decrease in accounting expense was a result of lower auditing fees for non-recurring 2008 events and a reduction of the outsourcing of certain accounting services.

Impairment on Intangibles and Goodwill

As discussed above, an intangible trademark asset impairment of $2,653,000 and goodwill impairment of $2,177,000 was recognized on the Palladium brand for 2009.

Other Income, Interest and Taxes

As discussed above, other expense for 2009 includes a loss upon the purchase of the remaining 43% equity interest of Palladium of $2,616,000, offset by a gain on the sale of certain assets of the Royal Elastics brand of $1,367,000.

Other income for the year ended December 31, 2008 consists of a $30,000,000 payment received as a result of a settlement agreement with Payless ShoeSource, Inc., a Missouri corporation and Payless ShoeSource Inc., a Delaware corporation (collectively, “Payless”) in connection with our 2004 action filed against Payless in the United States District Court for the Central District of California (Western District), in which we alleged trademark and trade dress infringement, trademark dilution, unfair competition and breach of contract. The settlement agreement provided, among other things, that Payless would pay to us $30,000,000 in compensatory damages claimed by us from Payless’ advertising, promotion and sale of certain footwear.

Overall net interest income was $1,050,000 (0.4% of revenues) in 2009 compared to $8,216,000 (2.5% of revenues) in 2008. The decrease in net interest income for the year ended December 31, 2009 was the result of lower average cash balances, lower interest rates, interest expense incurred by Palladium on lines of credit and term loans, and recognition of the change in the fair value of the MRMI.

Our income tax benefit was $9,663,000 for 2009 and our income tax expense was $5,882,000 for 2008. The $550,000 and $823,000 income tax benefit of options exercised during 2009 and 2008, respectively, were credited to additional paid-in capital and therefore did not impact the effective tax rate.

At December 31, 2009, uncertain tax positions and the related interest were $6,165,000 and $903,000, respectively, all of which would affect the income tax rate if reversed. During 2009, we recognized income tax expense related to uncertain tax positions of $45,000 and interest expense on uncertain tax positions of $147,000. During 2008, we recognized income tax expense related to uncertain tax positions of $782,000 and interest expense on uncertain tax positions of $160,000.

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

Liquidity and Capital Resources

We experienced net cash used in operating activities from continuing operations of $46,735,000 and $22,476,000 during 2010 and 2009, respectively, and net cash provided by operating activities from continuing operations of $17,510,000 during 2008. The increase in cash used in operating activities during 2010 was due to the increase in net loss and differences in the amounts of changes in inventories, prepaid expenses and other assets, impairment of intangibles and goodwill and accounts receivable, offset by the differences in the amounts of changes in accounts payable and accrued liabilities, income taxes receivable, deferred income taxes and CPP/MRMI. The increase in cash used in operating activities during 2009 was due to the net loss in 2009 compared to net earnings in 2008 and differences in the amounts of changes in accounts payable and accrued liabilities, income taxes receivable and CPP/MRMI, offset by the differences in the amounts of changes in inventories, accounts receivable, impairment of intangibles and goodwill and deferred income taxes. The changes in inventory during 2010 and 2009 were due to the timing of sales to customers and purchases from suppliers and, starting in 2009, a focus on improving inventory management. The changes in accounts payable and accrued liabilities during 2010 and 2009 were due to the timing of payments to suppliers. The changes in accounts receivable during 2010 and 2009 were due to the timing of sales to customers and receipts from customers. The increase in prepaid expenses and other current assets during 2010 is due to an increase in prepaid royalties, endorsements and prepaid inventory. The changes in impairment of intangibles and goodwill was due to the recognition of impairment during

2009. The changes in income taxes receivable was due to the recognition of a receivable in 2009 which was fully collected in 2010. The changes in the deferred income taxes is mainly due to the recognition of the tax valuation allowance in 2010 and timing of items recognized for income tax purposes. During 2010, we recognized the initial recording and subsequent valuation of the Palladium CPP, while in 2009 we purchased the remaining 43% of Palladium which reduced the MRMI balance to zero.

We experienced net cash used in investing activities of $40,401,000, $54,829,000 and $13,749,000 during 2010, 2009 and 2008, respectively. The decrease in cash used in investing activities during 2010 was mainly due to changes in restricted cash and cash equivalents and proceeds from the sale or maturity of investments held for sale, offset by an increase in purchases of investments available for sale and restricted investments available for sale and the purchase of Form Athletics. The increase in cash used in investing activities during 2009 was mainly due to changes in restricted cash and cash equivalents and the purchase of investments available for sale, offset by the purchase of intangible assets in 2008, the purchase of Palladium in 2008 and a decrease in the purchase of the property plant and equipment. The changes in restricted cash and cash equivalents, investments available for sale and restricted investments available for sale are partially due to the Company’s strategy to shift to higher yielding liquid investments or liquidation of investments into cash for operating activities.

We experienced net cash used in financing activities of $1,989,000 during 2010, net cash provided by financing activities of $207,000 during 2009 and net cash used in financing activities of $76,299,000 during 2008. The change in cash used in financing activities during 2010 was mainly due to an increase in net borrowings on Palladium lines of credit and long-term debt, based on cash needs. The change in cash provided by financing activities during 2009 was mainly due to a decrease in payment of cash dividends (which included our special cash dividend of $2.00 per share on December 24, 2008), a decrease in purchases of our outstanding stock under our then-current stock repurchase program, offset by an increase in net repayments on Palladium lines of credit and long-term debt, based on cash needs.

We anticipate future cash needs for repayments required pursuant to borrowings under Palladium’s lines of credit facilities and term loans. In addition, depending on our future operating results, additional funds may be required by operating activities. No other material capital commitments exist at December 31, 2010. With continued use of our revolving credit facilities (as discussed below), we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2011.

In November 2009, the Board of Directors approved a stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock. As of December 31, 2010, $70,000,000 is remaining in this program. We adopted the $70,000,000 program because we believed that depending upon the then-array of alternatives, repurchasing our shares could be a good use of excess cash. Currently, we have made purchases under all stock repurchase programs from August 1996 through February 16, 2011 (the day prior to the filing of this Form 10-K) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See “Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

At December 31, 2010 and 2009, we had debt outstanding of $970,000 and $4,207,000 (in each case attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), respectively, (excluding outstanding letters of credit of $2,362,000 and $700,000 at December 31, 2010 and 2009, respectively).

The terms of and current borrowings under our lines of credit with Bank of America, N.A. (the “Bank”) (not including borrowings by Palladium) as of December 31, 2010 are as follows (dollars in thousands):

Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
$ —	$2,362	$18,638	$21,000	Prime - 0.75%, or 2.50%	July 1, 2013

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

Pursuant to the Loan Agreement, we have agreed to secure our obligations under the Facility with securities and other investment property owned by us in certain securities accounts (the “Collateral Accounts,” or our restricted cash and cash equivalents and restricted investments available for sale) and to guarantee the obligations of the Foreign Subsidiary Borrowers under their credit facilities with the Bank, or any affiliate of the Bank. The obligations of the Company under the Facility are guaranteed by our wholly owned subsidiary, K•Swiss Sales Corp.

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

The terms of and current borrowing under Palladium’s lines of credit facilities and term loans at December 31, 2010 was as follows (dollars in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate at December 31, 2010	Expiration Date

Secured lines of credit (1)	$68	$—	$1,260	$1,328	Variable, 2.21% - 2.99%	June 30, 2011

Secured line of credit	205	—	5,109	5,314	Variable, 1.69%	December 31, 2011

Fixed rate loans	689	—	—	689	5.42% - 5.84%	2012 - 2013

Accrued interest	8	—	—	8

	$970	$—	$6,369	$7,339

(1)	Under these lines of credit, the facility amount available between July 1 through December 31, 2010 was €1,000 (or approximately $1,328). The credit facilities expiring on December 31, 2010 were renewed until June 30, 2011 and the maximum facility amount available between January 1 and June 30, 2011 ranges from €1,150 to €1,350 (or approximately $1,528 to $1,793).

There were no letters of credit outstanding under these facilities at December 31, 2010 and 2009. Interest expense of $118,000 and $214,000 was incurred on Palladium’s bank loans and lines of credit during 2010 and 2009, respectively.

In accordance with these financing arrangements with the financial institutions, Palladium must meet minimum working capital requirements and is restricted as to the amount of dividends it can pay. At December 31, 2010, Palladium was in compliance with its debt covenants. See Note G to our Consolidated Financial Statements for further discussion.

Our working capital decreased $57,413,000 to $202,238,000 at December 31, 2010 from $259,651,000 at December 31, 2009. Working capital decreased during 2010 mainly due to decreases in cash and cash equivalents, income taxes receivable, accounts receivable and current deferred income taxes and increases in trade accounts payable, offset by increases in investments available for sale, inventory and prepaid expenses and other current assets and decreases bank lines of credit and current portion of long-term debt.

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

Contractual Obligations

At December 31, 2010, our significant contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Operating lease obligations	$21,366	$6,328	$8,568	$4,298	$2,172
Endorsement obligations	11,571	5,615	5,919	37	—
Royalty obligations	2,950	1,170	1,750	30	—
Bank debt	970	566	252	152	—
Contingent purchase payments	5,799	—	5,799	—	—
Product purchase obligations (1)	60,391	60,391	—	—	—

Total	$103,047	$74,070	$22,288	$4,517	$2,172

(1)	We generally order product four to five months in advance of sales based primarily on advance futures orders received from customers. The amounts listed for product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during 2010 or 2009, nor did we have any off-balance sheet arrangements outstanding at December 31, 2010 or 2009.

Inflation

We believe that distributors of footwear in the higher priced end of the footwear market, including ours, are able to adjust their prices in response to an increase in direct and general and administrative expenses in order to partially or completely offset rising prices, without experiencing a significant loss in sales. Accordingly, to date, inflation and changing prices have not had a material adverse effect on our revenues or earnings. However, based on economic circumstances, especially in China, we may experience upward price pressure for product during 2011.

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

Foreign Exchange Rate Risk

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose us to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. Our primary risk exposures are from changes in the rates between the U.S. dollar and the Euro, U.S. dollar and the Pound Sterling and between the Euro and the Pound Sterling. In 2010 and 2009, we entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pound Sterling for Euros, and also in 2009, Pound Sterling for U.S. dollars. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

We enter into forward foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash inflow resulting from the sale of products to foreign customers will be materially affected by changes in exchange rates. We do not hold or issue financial instruments for trading purposes. The forward foreign exchange contracts are designated for firmly committed or forecasted sales. These contracts settle in less than one year.

The forward foreign exchange contracts generally requires us to exchange Euros for U.S. dollars, Pound Sterling for U.S. dollars or Pound Sterling for Euros at maturity, at rates agreed upon at the inception of the contracts. Our counterparties to derivative transactions are major financial institutions with an investment grade or better credit rating; however, we are exposed to credit risk with these institutions. The credit risk is limited to the unrealized gains in such contracts should these counterparties fail to perform as contracted.

At December 31, 2010, forward foreign exchange contracts with a notional value of $21,990,000 were outstanding to exchange various currencies with maturities ranging from January 2011 to September 2011, to sell the equivalent of approximately $5,290,000 in foreign currencies at contracted rates and to buy approximately $16,700,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. Realized losses of $326,000 for 2010, realized gains of $1,810,000 for 2009 and realized losses of $1,708,000 for 2008, from cash flow hedges were recorded in cost of goods sold. Realized gains of $81,000, $258,000 and $1,036,000 for 2010, 2009 and 2008, respectively, from cash flow hedges were recorded in selling, general and administrative expenses due to hedge ineffectiveness. Realized losses of $6,000 for 2009 and realized gains of $586,000 for 2008 from forward contracts not designated as hedging instruments were recorded in selling, general and administrative expenses. At December 31, 2010, we did not have any forward foreign exchange contracts that do not qualify as hedges.

We do not anticipate any material adverse effect on our operations or financial position relating to these forward foreign exchange contracts. Based on our overall currency rate exposure at December 31, 2010, a 1% change in currency rates would not have a material effect on the financial position, results of operations or cash flows of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

K•Swiss Inc.

We have audited K•Swiss Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). K•Swiss Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on K•Swiss Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, K•Swiss Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K•Swiss Inc. as of December 31, 2010 and 2009, and the related consolidated statements of earnings/loss and comprehensive earnings/loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California

February 16, 2011

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Grant Thornton LLP, the registered public accounting firm that audited the Company’s financial statements, has issued a report on internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

February 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

K•Swiss Inc.

We have audited the accompanying consolidated balance sheets of K•Swiss Inc. (a Delaware corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings/loss and comprehensive earnings/loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included Schedule II—Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K•Swiss Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K•Swiss Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Los Angeles, California

February 16, 2011

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands)

	2010	2009
A S S E T S
CURRENT ASSETS
Cash and cash equivalents (Note A4)	$49,164	$139,663
Restricted cash and cash equivalents and restricted investments available for sale (Note B)	22,918	22,270
Investments available for sale (Note C)	66,277	31,209
Accounts receivable, less allowance for doubtful accounts of $1,780 and $2,162 for 2010 and 2009, respectively (Notes A13 and N)	24,040	27,487
Inventories (Note A5)	66,959	48,183
Prepaid expenses and other current assets (Notes A12 and F)	5,058	2,472
Income taxes receivable (Notes A9 and J)	770	13,821
Deferred income taxes (Notes A9 and J)	—	2,881

Total current assets	235,186	287,986
PROPERTY, PLANT AND EQUIPMENT, net (Notes A6, A7, D and O)	20,695	22,053
OTHER ASSETS
Intangible assets (Notes A8 and E)	18,212	15,259
Deferred income taxes (Notes A9 and J)	3,913	9,538
Other	10,159	9,314

Total other assets	32,284	34,111

	$288,165	$344,150

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

CURRENT LIABILITIES
Bank lines of credit and current portion of long-term debt (Note G)	$566	$3,463
Trade accounts payable	19,111	11,639
Accrued income taxes payable (Note A9)	203	335
Accrued liabilities (Notes A12, F and H)	13,068	12,898

Total current liabilities	32,948	28,335
OTHER LIABILITIES
Long-term debt (Note G)	404	744
Contingent purchase price (Notes P and Q)	5,799	—
Other liabilities (Notes A9 and I)	14,101	13,288

Total other liabilities	20,304	14,032
COMMITMENTS AND CONTINGENCIES (Note K)
STOCKHOLDERS’ EQUITY (Note M)
Preferred Stock-authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A–authorized 90,000,000 shares of $0.01 par value; 29,761,756 shares issued, 27,340,139 shares outstanding and 2,421,617 shares held in treasury at December 31, 2010 and 29,519,757 shares issued, 27,098,140 shares outstanding and 2,421,617 shares held in treasury at December 31, 2009	298	295
Class B, convertible–authorized 18,000,000 shares of $0.01 par value; 8,039,524 shares issued and outstanding at December 31, 2010 and 2009	80	80
Additional paid-in capital	69,064	66,082
Treasury Stock	(58,190)	(58,190)
Retained earnings	220,174	288,386
Accumulated other comprehensive earnings/(loss) –
Foreign currency translation (Note A10)	3,543	5,672
Net loss on hedge derivatives (Notes A12 and F)	(150)	(566)
Net gain on investments available for sale and restricted investments available for sale (Notes B and C)	94	24

Total stockholders’ equity	234,913	301,783

	$288,165	$344,150

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS/LOSS

AND COMPREHENSIVE EARNINGS/LOSS

Year Ended December 31,

(Dollar amounts and shares in thousands, except per share amounts)

	2010	2009	2008
Revenues (Notes A13, N and O)	$216,987	$240,729	$327,405
Cost of goods sold (Notes A14, A18 and F)	131,908	154,558	195,385

Gross profit	85,079	86,171	132,020
Selling, general and administrative expenses (Notes A10, A13, A15, A16, A18, F and L)	142,474	118,303	139,899
Impairment on intangibles and goodwill (Notes A8 and E)	—	4,830	—

Operating loss (Note O)	(57,395)	(36,962)	(7,879)
Other (expense)/income, net (Notes A19, P and R)	(3,320)	(1,249)	30,000
Interest income, net (Notes O, P and Q)	435	1,050	8,216

(Loss)/Earnings before income taxes and discontinued operations	(60,280)	(37,161)	30,337
Income tax expense/(benefit) (Notes A9, J and O)	7,932	(9,663)	5,882

(Loss)/Earnings from continuing operations	(68,212)	(27,498)	24,455
Loss from discontinued operations, less applicable income tax benefit of $0, $648 and $2,312 for 2010, 2009 and 2008, respectively (Notes A1, A19 and R)	—	(464)	(3,570)

NET (LOSS)/EARNINGS	$(68,212)	$(27,962)	$20,885

(Loss)/Earnings per common share (Notes A17 and M)
Basic:
(Loss)/Earnings from continuing operations	$(1.94)	$(0.79)	$0.70
Loss from discontinued operations	—	(0.01)	(0.10)

Net (Loss)/Earnings	$(1.94)	$(0.80)	$0.60

Diluted:
(Loss)/Earnings from continuing operations	$(1.94)	$(0.79)	$0.69
Loss from discontinued operations	—	(0.01)	(0.10)

Net (Loss)/Earnings	$(1.94)	$(0.80)	$0.59

Weighted average number of shares outstanding (Note A17)
Basic	35,218	34,962	34,785

Diluted	35,218	34,962	35,407

Dividends declared per common share (Note M)	$—	$—	$2.20

Net (Loss)/Earnings	$(68,212)	$(27,962)	$20,885
Other comprehensive (loss)/earnings, net of tax—
Foreign currency translation adjustments, net of income taxes of $0, $0 and $0 for 2010, 2009 and 2008, respectively (Note A10)	(2,129)	4,274	(11,968)
Change in deferred gain/(loss) on hedge derivatives, net of income taxes of $0, $0 and $0 for 2010, 2009 and 2008, respectively (Notes A12 and F)	416	(3,987)	4,640
Change in deferred gain on investments available for sale and restricted investments available for sale, net of income taxes of $36, $12 and $0 for 2010, 2009 and 2008, respectively (Notes B and C)	70	24	—

Comprehensive (Loss)/Earnings	$(69,855)	$(27,651)	$13,557

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three years ended December 31, 2010

(Dollar amounts in thousands)

	Common Stock				Addi- tional paid-in capital	Treasury Stock		Retained earnings	Accumulated other comprehensive earnings	Total
	Class A		Class B			Class A
	Shares	Amount	Shares	Amount		Shares	Amount
BALANCE AT JANUARY 1, 2008	28,970,733	$290	8,059,524	$81	$55,657	2,272,161	$(56,070)	$372,128	$12,147	$384,233
Exercise of options (Note M)	247,659	2	—	—	1,619	—	—	—	—	1,621
Excess income tax benefit of options exercised (Note M)	—	—	—	—	823	—	—	—	—	823
Stock-based compensation (Notes A18 and M)	—	—	—	—	3,313	—	—	—	—	3,313
Purchase of Treasury Stock	—	—	—	—	—	149,456	(2,120)	—	—	(2,120)
Dividends paid (Note M)	—	—	—	—	—	—	—	(76,665)	—	(76,665)
Net earnings for the year	—	—	—	—	—	—	—	20,885	—	20,885
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	(11,968)	(11,968)
Net gain on hedge derivatives (Notes A12 and F)	—	—	—	—	—	—	—	—	4,640	4,640

BALANCE AT DECEMBER 31, 2008	29,218,392	292	8,059,524	81	61,412	2,421,617	(58,190)	316,348	4,819	324,762
Conversion of shares (Note M)	20,000	1	(20,000)	(1)	—	—	—	—	—	—
Exercise of options (Note M)	281,365	2	—	—	929	—	—	—	—	931
Excess income tax benefit of options exercised (Note M)	—	—	—	—	550	—	—	—	—	550
Stock-based compensation (Notes A18 and M)	—	—	—	—	3,191	—	—	—	—	3,191
Net loss for the year	—	—	—	—	—	—	—	(27,962)	—	(27,962)
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	4,274	4,274
Net loss on hedge derivatives (Notes A12 and F)	—	—	—	—	—	—	—	—	(3,987)	(3,987)
Net gain on investments available for sale (Note C)	—	—	—	—	—	—	—	—	24	24

BALANCE AT DECEMBER 31, 2009	29,519,757	295	8,039,524	80	66,082	2,421,617	(58,190)	288,386	5,130	301,783
Exercise of options (Note M)	241,999	3	—	—	1,244	—	—	—	—	1,247
Stock-based compensation (Notes A18 and M)	—	—	—	—	1,738	—	—	—	—	1,738
Net loss for the year	—	—	—	—	—	—	—	(68,212)	—	(68,212)
Foreign currency translation (Note A10)	—	—	—	—	—	—	—	—	(2,129)	(2,129)
Net gain on hedge derivatives (Notes A12 and F)	—	—	—	—	—	—	—	—	416	416
Net gain on investments available for sale and restricted investments available for sale (Notes B and C)	—	—	—	—	—	—	—	—	70	70

BALANCE AT DECEMBER 31, 2010	29,761,756	$298	8,039,524	$80	$69,064	2,421,617	$(58,190)	$220,174	$3,487	$234,913

The accompanying notes are an integral part of this statement.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Dollar amounts in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net (loss)/earnings from continuing operations	$(68,212)	$(27,498)	$24,455
Adjustments to reconcile net (loss)/earnings from continuing operations to net cash (used in)/provided by continuing operating activities:
Depreciation and amortization (Note O)	3,659	4,159	3,534
Impairment on intangibles and goodwill (Note E)	—	4,830	—
Change in contingent purchase price/mandatorily redeemable minority interest (Notes P and Q)	3,689	(3,759)	(490)
Net loss on disposal of property, plant and equipment	7	789	74
Deferred income taxes	8,469	(212)	(1,823)
Stock-based compensation	1,738	3,191	3,313
Excess income tax benefit of stock-based compensation	—	(550)	(823)
Decrease/(Increase) in accounts receivable	3,485	6,523	(4,409)
(Increase)/Decrease in inventories	(18,060)	21,579	(5,560)
Decrease/(Increase) in income taxes receivable	13,052	(13,821)	—
(Increase)/Decrease in prepaid expenses and other assets	(2,493)	3,255	3,031
Increase/(Decrease) in accounts payable and accrued liabilities	7,931	(20,962)	(3,792)

Net cash (used in)/provided by operating activities from continuing operations	(46,735)	(22,476)	17,510
Net cash provided by/(used in) discontinued operations	—	4,945	(1,222)

Net cash (used in)/provided by operating activities	(46,735)	(17,531)	16,288
Cash flows from investing activities:
Change in restricted cash and cash equivalents	14,435	(22,270)	—
Purchase of investments available for sale and restricted investments available for sale	(87,961)	(31,115)	—
Proceeds from the maturity or sale of available for sale securities	37,073	—	—
Purchase of Form Athletics and Palladium (Notes P and Q)	(1,600)	—	(2,684)
Purchase of intangible assets	—	—	(6,015)
Purchase of property, plant and equipment (Note O)	(2,377)	(1,444)	(5,050)
Proceeds from disposal of property, plant and equipment	29	—	—

Net cash used in investing activities	(40,401)	(54,829)	(13,749)
Cash flows from financing activities:
Borrowings under bank lines of credit	42,875	49,674	27,287
Repayments on bank lines of credit and long-term debt	(46,111)	(50,948)	(27,245)
Repurchase of stock	—	—	(2,120)
Payment of dividends	—	—	(76,665)
Excess income tax benefit of stock-based compensation	—	550	823
Proceeds from stock options exercised	1,247	931	1,621

Net cash (used in)/provided by financing activities	(1,989)	207	(76,299)
Effect of exchange rate changes on cash	(1,374)	4,393	(10,052)

Net decrease in cash and cash equivalents	(90,499)	(67,760)	(83,812)
Cash and cash equivalents at beginning of year	139,663	207,423	291,235

Cash and cash equivalents at end of year	$49,164	$139,663	$207,423

Supplemental disclosure of cash flow information:
Non-cash investing activities:

On July 23, 2010 and July 1, 2008, the Company purchased the capital stock of Form Athletics and Palladium, respectively. In connection with the acquisitions, the assets acquired and liabilities assumed were as follows (Notes P and Q):

Fair value of assets acquired	$39		$10,775
Fair value of liabilities assumed	(18)		(17,815)
Contingent purchase price/Mandatorily redeemable minority interest	(2,110)		(4,249)
Excess fair value over purchase price	3,689		13,973

Cash paid on acquisitions	$1,600		$2,684

Cash paid during the year for:
Interest	$131	$261	$265
Income taxes	$1,093	$710	$2,128

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations

K•Swiss Inc. (the “Company”) designs, develops and markets footwear, apparel and accessories for athletic, high performance sports and fitness activities and casual wear under the K•Swiss brand. Since July 2008 and July 2010, the Company also designs, develops and markets footwear for adventurers for all terrains under the Palladium brand and apparel for mixed martial arts under the Form Athletics brand, respectively. The Company operates in an industry dominated by a small number of very large competitors. The size of these competitors enables them to lead the product direction of the industry, and therefore, potentially diminish the value of the Company’s products. In addition to generally greater resources, these competitors spend substantially more money on advertising and promotion than the Company and therefore dominate market share. The Company’s market share is estimated at less than one percent. Lastly, due to the recent global economic crisis, the retail environment has been particularly challenging during the few several years, which could negatively impact the Company’s operations.

The Company purchases significantly all of its products from a small number of contract manufacturers in Asia. This concentration of suppliers in this location subjects the Company to the risk of interruptions of product flow for various reasons which could lead to possible loss of sales, which would adversely affect operating results. In addition, there are other risks associated with doing business in Asia, especially China, where the Company’s intellectual property rights may not be protected.

In November 2001, the Company acquired the worldwide rights and business of Royal Elastics, an Australian-based designer and manufacturer of elasticated footwear. On April 30, 2009, the Company sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks to Royal Elastics Holdings Ltd., a third party, in an arm’s length transaction. Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the accompanying financial information. See further discussion in Note R.

In July 2008, the Company purchased a 57% equity interest in Palladium SAS (“Palladium”) for a total purchase price of €5,350,000, or approximately $8,448,000 (including a loan of €3,650,000, or approximately $5,764,000). In June 2009, the Company purchased the remaining 43% equity interest in Palladium for €5,000,000 (or $7,034,000) plus a variable future price, i.e. the Contingent Purchase Price (“CPP”), the terms of which were amended in May 2010. In May 2010, the Company revised the terms of the remaining future purchase price to be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. Excluding the initial recognition of the CPP, any change in CPP is based on the change in net present value of the €3,000,000 and the current quarter’s EBITDA projection, and will be recognized as interest income or interest expense during the current quarter. The fair value of the CPP at December 31, 2010 was $3,689,000 (or €2,777,000). See further discussion in Note P.

In July 2010, the Company entered into a Membership Interest Purchase Agreement with Form Athletics, LLC (“Form Athletics”) and its Members to purchase Form Athletics for $1,600,000 in cash

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

1.	Nature of Operations—(Continued)

and additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletics’ EBITDA for the twelve months ended December 31, 2012 (“Form CPP”). The fair value of the Form CPP will be determined each quarter based on the net present value of the current quarter’s projection of Form Athletics’ EBITDA for the twelve months ended December 31, 2012. Any subsequent changes to the Form CPP will be recognized as interest income or interest expense during the applicable quarter. The fair value of the Form CPP at December 31, 2010 was $2,110,000. The acquisition of Form Athletics was recorded as a 100% purchase acquisition and the Form CPP liability was recognized and accordingly, the results of operations of the acquired business are included in the Consolidated Financial Statements from the date of acquisition. See further discussion in Note Q.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 2009 and 2008 presentation to conform to the 2010 presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity and do not affect previously reported cash flows from operations, investing and financing activities or net change in cash and cash equivalents.

4.	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents as of December 31, 2010 and 2009 is $26,503,000 and $36,369,000, respectively, of balances maintained in foreign bank accounts.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Events or changes in circumstances that may trigger impairment reviews include among other factors, significant changes in business climate, operating results, planned investments, or an expectation that the carrying amount may not be recoverable. The test for impairment involves the use of estimates relating to the fair values of business operations with which the goodwill is associated and the fair values of intangible assets with indefinite lives.

The Company reviews goodwill for impairment in a two-step process. The first step is to determine whether there is potential impairment by comparing the estimated fair value of a reporting unit to its carrying value (which includes goodwill). If the fair value exceeds the carrying value, then goodwill is not considered impaired, however, if the carrying amount exceeds the fair value, then step two is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating fair value to all assets and liabilities. The excess, if any, is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount of goodwill, then impairment is recognized.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

8.	Goodwill and Intangible Assets—(Continued)

Determining the fair value of goodwill and other intangible assets is highly subjective and requires the use of estimates and assumptions. The Company uses estimates including estimated future revenues, royalty rates and discount rates, among other factors. The Company also considers the following factors:

•	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

•	changes in consumer demand or acceptance of the Company’s brands and products; and

•	other considerations that could affect fair value or otherwise indicate potential impairment.

In addition, facts and circumstances could change, including further deterioration of general economic conditions, customers reducing orders in response to such conditions and increased competition. These and/or other factors could result in changes to the calculation of the fair value which could result in future impairment of the Company’s remaining goodwill and other intangible assets. Changes in any one or more of these estimates and assumptions could produce different financial results.

9.	Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

9.	Income Taxes—(Continued)

The Company evaluates the future realization of its deferred tax assets quarterly. The Company reviews each material tax jurisdiction for which a deferred tax asset has been recorded. The Company’s analysis includes a review of past results, future income, the tax life of net operating loss carryforwards and tax credits. The Company assesses whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. All evidence is evaluated in forming a conclusion whether a valuation allowance, if any, needs to be recorded. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable.

The accounting for the uncertainty in income tax positions prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements. The evaluation of a tax position is a two-step process. The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is greater than 50% likely of being realized upon ultimate settlement.

Any tax position recognized would be an adjustment to the effective tax rate. The Company recognizes interest expense and penalties on income tax liabilities in income tax expense on its Consolidated Statement of Earnings/Loss. The Company recognizes its uncertain tax positions in either accrued income taxes, if determined to be short-term, or other liabilities if determined to be long-term, on its Consolidated Balance Sheet. For federal tax purposes, the Company’s 2007 through 2009 tax years remain open for examination by the tax authorities under the normal three year statute of limitations, however, the 2006 tax year remains open for examination for limited issues. Generally, for state tax purposes, the Company’s 2006 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

11.	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the bank lines of credit and current portion of long-term debt, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The fair value of long-term debt is measured by obtaining the current interest rate from the financial institutions and then comparing that to the actual interest rate owed on the debt. At December 31, 2010, the fair value of the long-term debt is estimated at $398,000.

During 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which enhances the usefulness of fair value measurements. ASU 2010-06 requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. It amends the disclosures about fair value measurements in FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” ASC No. 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements which increase the consistency and the comparability of fair value measurements in financial statement disclosures. ASC No. 820 applies in situations where other accounting pronouncements require or permit fair value measurements.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2010 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted investments available for sale	$22,918	$22,918	$—	$—
Investments available for sale	66,277	15,090	51,187	—
Forward exchange contracts—assets	244	—	244	—
Forward exchange contracts—liabilities	671	—	671	—
Contingent purchase price—Palladium (1)	3,689	—	—	3,689
Contingent purchase price—Form Athletics (2)	2,110	—	—	2,110

(1)	See Note P for further discussion on valuation.

(2)	See Note Q for further discussion on valuation.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

11.	Fair Value of Financial Instruments—(Continued)

The Company purchases its investments available for sale and restricted investments available for sale through several major financial institutions. These financial institutions have hired a third party to measure the fair value of these investments.

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

The Company’s counterparty (“Counterparty”) to a majority of its forward exchange contracts is a major financial institution. These forward exchange contracts are measured at fair value by the Counterparty based on a variety of pricing factors, which include the market price of the derivative instrument available in the dealer-market.

During the year ended December 31, 2010, there were no transfers between Level 1, Level 2 and Level 3 measurements. In addition, there were no changes in the valuation technique of assets and liabilities measured on a recurring basis during the year ended December 31, 2010.

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

The Company enters into forward foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual net cash inflow resulting from the sale of products to foreign customers will be materially affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The forward foreign exchange contracts are designated for firmly committed or forecasted sales. These contracts settle in less than one year.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

12.	Financial Risk Management and Derivatives—(Continued)

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

Licensing and other fees earned on sales by foreign licensees and distributors are included in revenues and recognized under the accrual basis of accounting and totaled $8,092,000, $6,507,000 and $7,635,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

Shipping and handling costs billed to customers are included in sales and the related costs are included in selling, general and administrative expenses in the Consolidated Statements of Earnings/Loss. Shipping and handling costs included in selling, general and administrative expenses totaled $3,260,000, $3,093,000 and $3,460,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

14.	Cost of Goods Sold

Cost of goods sold includes the landed cost of inventory (which includes procurement costs of the Company’s Asian purchasing office and factory inspections, inbound freight charges, broker and consolidation charges and duties), production mold expenses and inventory and royalty reserves. Cost of goods sold may not be comparable to those of other entities as a result of recognizing warehousing costs within selling, general and administrative expenses. These warehousing costs were $13,610,000, $13,489,000 and $16,537,000 for the years ending December 31, 2010, 2009 and 2008, respectively.

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

Advertising costs are generally expensed as incurred and are included in selling, general and administrative expenses. Advertising costs also include athlete endorsement fees, which are amortized over the contractual terms of the agreements. Advertising expenses amounted to $43,955,000, $19,148,000 and $33,107,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company engages in cooperative advertising programs with its customers. The Company recognizes this expense, based on the expected usage of the programs, in advertising expense.

17.	Loss/Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net (loss)/earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to issue common stock were exercised.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted (loss)/earnings per share (“EPS”) computations (shares in thousands):

	2010		2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,218	$(1.94)	34,962	$(0.80)	34,785	$0.60
Effect of dilutive stock options	—	—	—	—	622	(0.01)

Diluted EPS	35,218	$(1.94)	34,962	$(0.80)	35,407	$0.59

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

17.	Loss/Earnings per Share—(Continued)

Because the Company had a net loss for the years ended December 31, 2010 and 2009, the number of diluted shares is equal to the number of basic shares at December 31, 2010 and 2009, respectively. Outstanding stock options would have had an anti-dilutive effect on diluted EPS for the years ended December 31, 2010 and 2009. Outstanding stock options with exercise prices greater than the average market price of a share of the Company’s common stock also have an anti-dilutive effect on diluted EPS. The following options were not included in the computation of diluted EPS because of their anti-dilutive effect:

	2010	2009	2008
Options to purchase shares of common stock (in thousands)	1,154	1,127	222
Exercise prices	$11.64—$34.75 December 2012—	$9.52—$34.75 May 2012—	$15.62—$34.75 July 2013—
Expiration dates	December 2020	August 2019	August 2018

18.	Stock-Based Compensation

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

Other expense for the year ended December 31, 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated CPP for Palladium, see Note P for further discussion.

Other expense for the year ended December 31, 2009 includes a loss upon purchase of the remaining 43% of Palladium of $2,616,000, see Note P for further discussion, offset by a gain on sale of certain assets of the Royal Elastics brand of $1,367,000, see Note R for further discussion.

Other income for the year ended December 31, 2008, consists of the recognition of a $30,000,000 payment as a result of a settlement agreement with Payless ShoeSource, Inc., a Missouri corporation and Payless ShoeSource Inc., a Delaware corporation (collectively, “Payless”) in connection with the Company’s 2004 action filed against Payless in the United States District Court for the Central District of California (Western District), in which the Company alleged trademark and trade dress infringement, trademark dilution, unfair competition and breach of contract. The settlement agreement provided, among other things, that Payless would pay the Company $30,000,000 in compensatory damages claimed by the Company from Payless’ advertising, promotion and sale of certain footwear.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE B—RESTRICTED CASH AND CASH EQUIVALENTS AND RESTRICTED INVESTMENTS

AVAILABLE FOR SALE

The Company collateralizes its lines of credit (non-Palladium) with the following at December 31 (in thousands):

	2010	2009
Restricted cash and cash equivalents	$7,835	$22,270
Restricted investments available for sale:
U.S. Treasury Notes	15,055	—
Accrued interest income on U.S. Treasury Notes	28	—

Total restricted investments available for sale	15,083	—

	$22,918	$22,270

The restricted investments are classified as available for sale and are stated at fair value. At December 31, 2010, gross unrealized holding gains were $51,000. The change in net unrealized holding gains that are included in comprehensive income was $34,000 for the year ended December 31, 2010. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security.

Investments by contractual maturities as of December 31, 2010 are as follows (in thousands):

Within one year	$17,874
After one year through five years	5,044
After five years through ten years	—
After ten years	—

$22,918

NOTE C—INVESTMENTS AVAILABLE FOR SALE

The Company’s investments are classified as available for sale and are stated at fair value. The Company’s investments available for sale at December 31 are as follows (in thousands):

	2010	2009
U.S. Treasury Notes	$15,068	$15,048
U.S. Government Corporations and Agencies	3,502	16,088
Corporate Notes and Bonds	47,005	—
Accrued interest income	702	73

	$66,277	$31,209

At December 31, 2010 and 2009, gross unrealized holding gains were $151,000 and $48,000, respectively, and gross unrealized holding losses were $60,000 and $12,000, respectively. The change in net unrealized holding gains that are included in comprehensive income is $36,000 and $24,000 for the years ended December 31, 2010 and 2009, respectively. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE C—INVESTMENTS AVAILABLE FOR SALE—(Continued)

During the year ended December 31, 2010, the Company received proceeds from the sale of investments available for sale of $6,002,000 and the related gain on sale was not significant. There were no sales of investments available for sale during the year ended December 31, 2009. Realized gain and losses are recognized using the actual cost of the instrument.

Investments by contractual maturities as of December 31, 2010 are as follows (in thousands):

Within one year	$41,943
After one year through five years	24,334
After five years through ten years	—
After ten years	—

$66,277

NOTE D—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consist of the following (in thousands):

	2010	2009
Building and improvements	$11,313	$11,246
Information systems	22,727	22,273
Furniture, machinery and equipment	8,233	8,117

	42,273	41,636
Less accumulated depreciation and amortization	(22,273)	(20,278)

	20,000	21,358
Land	695	695

	$20,695	$22,053

NOTE E—INTANGIBLE ASSETS

Intangible assets as of December 31 consist of the following (in thousands):

	2010	2009
Goodwill	$5,150	$4,608
Trademarks	15,742	13,331
Less accumulated amortization	(2,680)	(2,680)

	$18,212	$15,259

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE E—INTANGIBLE ASSETS—(Continued)

The change in the carrying amount of goodwill and intangible assets during year ended December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Beginning Balance	$15,259	$22,776
Trademarks acquired (Note Q)	3,150	—
Goodwill acquired (Note Q)	539	—
Purchase accounting adjustments to goodwill (Note P)	—	(3,077)
Impairment losses—goodwill	—	(2,177)
Impairment losses—trademarks	—	(2,653)
Foreign currency translation effects	(736)	390

Ending Balance	$18,212	$15,259

The Company has performed the annual reassessment and impairment test as of October 1, 2010 of its Palladium intangible assets related to trademarks and determined there was no impairment of its intangible assets. The Company performed the annual reassessment and impairment tests required as of October 1, 2009 of its Palladium goodwill and intangible assets and determined that goodwill related to Palladium was impaired by $2,177,000 (this represented a 100% impairment of this asset) and Palladium’s intangible assets related to trademarks were impaired by $2,653,000.

Impairment losses are included in the Corporate Expenses category for segment reporting purposes. See further discussion in Note O.

During the year ended December 31, 2010, the Company acquired trademarks of $3,150,000 and goodwill of $539,000 as a result of the acquisition of Form Athletics, see discussion in Note Q.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE F—FINANCIAL RISK MANAGEMENT AND DERIVATIVES

At December 31, 2010, forward foreign exchange contracts with a notional value of $21,990,000 were outstanding to exchange various currencies with maturities ranging from January 2011 to September 2011, to sell the equivalent of approximately $5,290,000 in foreign currencies at contracted rates and to buy approximately $16,700,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. At December 31, 2010 and 2009, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

The fair value of the Company’s derivatives as of December 31 is as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2010	2009	Balance Sheet Location	2010	2009
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$244	$184	Accrued liabilities	$671	$351

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)			Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)			Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009	2008		2010	2009	2008		2010	2009	2008
Foreign exchange contracts	$416	$(3,987)	$4,640	Cost of goods sold	$(326)	$1,810	$(1,708)	Selling, general and administrative expenses	$81	$258	$1,036

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2010	2009	2008
Foreign exchange contracts	Selling, general and administrative expenses	$—	$(6)	$568

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE G—BANK LINES OF CREDIT AND OTHER DEBT

At December 31, 2010 and 2009, the Company had debt outstanding of $970,000 and $4,207,000 (in each case attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), respectively, (excluding outstanding letters of credit of $2,362,000 and $700,000 at December 31, 2010 and 2009, respectively).

The terms of and current borrowings under the Company’s lines of credit with Bank of America, N.A. (the “Bank”) (not including borrowings by Palladium) as of December 31, 2010 are as follows (dollars in thousands):

Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
$ —	$2,362	$18,638	$21,000	Prime - 0.75%, or 2.50%	July 1, 2013

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

Pursuant to the Loan Agreement, the Company has agreed to secure its obligations under the Facility with securities and other investment property owned by the Company in certain securities accounts (the “Collateral Accounts,” or the Company’s restricted cash and cash equivalents and restricted investments available for sale, see Note B) and to guarantee the obligations of the Foreign Subsidiary Borrowers under their credit facilities with the Bank, or any affiliate of the Bank. The obligations of the Company under the Facility are guaranteed by its wholly owned subsidiary, K•Swiss Sales Corp.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE G—BANK LINES OF CREDIT AND OTHER DEBT—(Continued)

At December 31, 2010 and 2009, Palladium debt outstanding under its lines of credit and term loans was $970,000 and $4,207,000, respectively. There were no letters of credit outstanding under these facilities at December 31, 2010 or 2009. The breakdown of the debt outstanding at December 31 is as follows (dollars and Euros in thousands):

	2010	2009
Secured Fixed Rate Term Loans with Financial Institutions of €1,320 (or approximately $1,754 and $1,892 at December 31, 2010 and 2009, respectively), at interest rates ranging from 5.42% to 5.84% at December 31, 2010 and 2009, due between February 2012 and February 2013 (1)	$689	$1,048
Secured Variable Rate Lines of Credit with Financial Institutions (1):
Facility of €4,000 (or approximately $5,314 and $5,735 at December 31, 2010 and 2009, respectively) at approximately 1.69% and 1.37% at December 31, 2010 and 2009, respectively, due December 31, 2011 and 2010, respectively	205	—
Facilities of €1,000 and €2,400 (or approximately $1,328 and $3,441) at December 31, 2010 and 2009 respectively, at interest rates ranging from approximately 2.21% to 2.99% at December 31, 2010 and ranging from approximately 1.91% to 2.85% at December 31, 2009, due June 30, 2011 and 2010, respectively (2)	68	3,145
Accrued interest	8	14

Total	$970	$4,207

Short-term	$566	$3,463

Long-term	$404	$744

(1)	These are secured by Palladium’s assets including accounts receivable, inventory and/or intellectual property rights (i.e. trademarks), as well as Palladium common stock.

(2)	These lines of credit are renewable every six months. The amount available under these facilities was €1,000 (or approximately $1,328) during the six month period July 1 through December 31, 2010 and the amount available during the sixth month period July 1 through December 31, 2009 ranged from €1,700 to €2,400 (or approximately $2,437 to $3,441), depending on Palladium’s cash needs. The lines of credit facility amounts in the table above are the maximum amounts that could be borrowed upon at December 31, 2010 and 2009. Subsequent to December 31, 2010 and 2009, these lines of credit were renewed until June 30, 2011 and 2010, respectively, and the maximum facility amount available between January 1 through June 30, 2011 and 2010 range from €1,150 to €1,350 (or approximately $1,528 to $1,793) and €1,600 to €2,400 (or approximately $2,294 to $3,441), respectively.

Amounts due under Palladium’s lines of credit and term loans as of December 31, 2010 are as follows (in thousands):

Year ending December 31,
2011	$566
2012	252
2013	152
2014	—
Thereafter	—

$970

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE G—BANK LINES OF CREDIT AND OTHER DEBT—(Continued)

In accordance with these financing arrangements with the financial institutions, Palladium must meet minimum working capital requirements and is restricted as to the amount of dividends it can pay. At December 31, 2010, Palladium was in compliance with its debt covenants.

Interest expense of $118,000 and $214,000 was incurred on the Company’s bank loans and lines of credit during the years ended December 31, 2010 and 2009, respectively.

NOTE H—ACCRUED LIABILITIES

Accrued liabilities as of December 31 consist of the following (in thousands):

	2010	2009
Compensation	$3,205	$3,548
Advertising	3,566	1,736
Legal	2,130	1,058
Production molds	847	1,735
Other	3,320	4,821

	$13,068	$12,898

NOTE I—OTHER LIABILITIES

Other liabilities as of December 31 consist of the following (in thousands):

	2010	2009
Deferred compensation	$7,297	$6,736
Uncertain tax positions, net of federal benefit of $542 and $516, for 2010 and 2009, respectively (Note J)	6,804	6,552

	$14,101	$13,288

NOTE J—INCOME TAXES

The provision for income tax expense/(benefit) includes the following for the years ended December 31 (in thousands):

	2010	2009	2008
Current:
United States
Federal	$(699)	$(10,681)	$6,786
State	74	339	(146)
Foreign	565	664	707
Deferred:
United States
Federal	6,156	2,178	(1,022)
State	1,967	(1,062)	(132)
Foreign	(131)	(1,101)	(311)

	$7,932	$(9,663)	$5,882

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE J—INCOME TAXES—(Continued)

The deferred income tax expense of $7,992,000 for the year ended December 31, 2010 includes the change in the valuation allowance of $27,178,000 during 2010.

A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 is as follows:

	2010	2009	2008
U.S. Federal statutory rate	35.0%	(35.0)%	34.0%
State income taxes	3.9	(2.0)	4.4
Net results of foreign subsidiaries	(6.2)	4.0	(17.2)
Valuation allowance	(45.1)	—	—
Goodwill impairment	—	4.3	—
Other	(0.8)	2.7	(1.8)

	(13.2)%	(26.0)%	19.4%

At any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken by the Company. Additionally, the Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings.

The federal income tax returns for 2006, 2007 and 2008, certain state returns for 2007 and 2008 and certain foreign income tax returns for 2005 through 2007 are currently under various stages of audit by the applicable taxing authorities. The Company received a Notice of Proposed Adjustment from the Internal Revenue Service (“IRS”) for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,316,000. This issue has been sent to the IRS Appeal’s office for further consideration. The Company does not agree with this adjustment and plans to vigorously defend its position. The Company does not believe that an additional tax accrual is required at this time. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. The Company’s material tax jurisdiction is the United States.

At December 31, 2010, the Company had a net deferred tax asset after valuation allowance of $3,913,000. The ultimate realization of this net deferred tax asset is dependent upon the generation of future taxable income outside of the U.S. during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The deferred tax assets for which valuation allowances were not established relate to foreign jurisdictions where the Company expects to realize these assets. The accounting for deferred taxes is based upon an estimate of future operating results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE J—INCOME TAXES—(Continued)

enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

	2010	2009
Net current deferred income tax assets	$—	$2,881
Net non-current deferred income tax assets	3,913	9,538

Net deferred income tax asset	$3,913	$12,419

Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2010	2009
Assets
State taxes	$3,465	$671
Bad debts reserve	359	396
Inventory reserve and capitalized costs	1,982	2,132
Sales return reserve	289	238
Deferred compensation plan	2,845	2,602
Stock-based compensation	3,545	3,012
Foreign research and development credit	291	180
Alternative minimum tax credit and U.S. foreign tax credit	2,409	1,548
Palladium Contingent Purchase Price	116	—
Federal net operating losses	15,467	—
Foreign net operating losses	3,179	4,079
Other	1,644	1,022

Gross deferred tax assets	35,591	15,880
Liabilities
Contingent purchase payments	(156)	(154)
Depreciation	(4,163)	(3,295)
Other	(181)	(12)

Gross deferred tax liabilities	(4,500)	(3,461)
Valuation allowance
United States	(26,717)	—
Foreign	(461)	—

Valuation allowance	(27,178)	—

Net deferred tax asset	$3,913	$12,419

During 2010, the Company moved into a three year pre-tax cumulative loss position. In addition, the Company decided during the third quarter of 2010 to continue with its aggressive advertising campaign into 2011. As such, the Company could no longer rely on a decrease in advertising expenses during 2011 to support future profitability sufficient enough to realize its deferred tax assets in the near future and recorded a valuation allowance of $27,178,000 in 2010. For 2010, the Company has recorded an income tax receivable of $770,000 for U.S. tax losses that will be carried back to the 2008 tax year. At December 31, 2010, the Company has a U.S. alternative minimum tax credit

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE J—INCOME TAXES—(Continued)

carryforward of approximately $655,000, which does not expire and a U.S. foreign tax credit carryforward of approximately $1,754,000 which will begin to expire in 2019. The Company has foreign net operating losses of $3,179,000 at December 31, 2010, which are primarily related to the pre-acquisition losses of Palladium, a French company. The carryforward period in France is unlimited. The Company has not recorded a valuation allowance against certain foreign net operating losses as the Company believes it is more-likely-than-not that the loss carryforwards will be utilized. This assessment could change in future periods if the Company does not achieve taxable income in these foreign tax jurisdictions or projections of future taxable income decline. If an increase in the valuation allowance in future periods is required, this would result in an increase in the Company’s income tax expense and could materially impact the effective income tax rate in the period recorded.

The Company did not record any valuation allowances against deferred tax assets at December 31, 2009. For 2009, the Company had a U.S. tax loss of $13,821,000, which was recorded as Income Taxes Receivable on the Consolidated Balance Sheet. The refund was received during the fourth quarter of 2010. The entire loss was carried back to the 2004 and 2005 tax years and fully realized. In addition, at December 31, 2009, the Company had a U.S. alternative minimum tax credit carryforward of approximately $655,000, which does not expire and a U.S. foreign tax credit carryforward of approximately $893,000 which will begin to expire in 2019. The Company has foreign net operating losses of $4,079,000 at December 31, 2009, which are primarily related to the pre-acquisition losses of Palladium, as discussed above.

The Company’s recognized uncertain tax positions at December 31 are as follows (in thousands):

	2010	2009
Uncertain tax positions	$6,302	$6,165
Interest on uncertain tax positions	1,044	903

Total uncertain tax positions, gross	7,346	7,068
Less federal income tax benefit	(542)	(516)

Total uncertain tax positions, net	$6,804	$6,552

During the years ended December 31, 2010, 2009 and 2008 the Company recognized income tax expense related to uncertain tax positions of $137,000, $45,000 and $782,000, respectively, and interest expense on uncertain tax positions of $141,000, $147,000 and $160,000, respectively. The Company did not recognize any related penalties for uncertain tax positions for the years ended December 31, 2010, 2009 and 2008.

The Company does not expect its uncertain tax positions to change significantly over the next twelve months. A reconciliation of the beginning and ending amount of the Company’s uncertain tax positions, gross, at December 31 is as follows (in thousands):

	2010	2009
Beginning balance	$7,068	$6,876
Additions for uncertain tax positions	922	1,107
Reductions for uncertain tax positions:
Expiration of statute of limitations	(644)	(858)
Other	—	(57)

Ending balance	$7,346	$7,068

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE K—COMMITMENTS AND CONTINGENCIES

The Company leases its principal warehouse facility through January 2015. In addition, certain property and equipment is leased primarily on a month-to-month basis. Rent expense for operating leases was approximately $6,581,000, $5,724,000 and $5,098,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has entered into endorsement agreements with athletes that are sponsored by the Company through April 2014. The Company has entered into licensing agreements which require the Company to pay minimum royalties through June 2014.

Future minimum rental payments under leases, future minimum endorsement fees under endorsement agreements and future minimum royalties under licensing agreements at December 31, 2010 are as follows (in thousands):

	Year ending December 31,
	2011	2012	2013	2014	Thereafter	Total
Rental payments	$6,328	$5,095	$3,473	$2,862	$3,608	$21,366
Endorsement fees	5,615	3,534	2,385	37	—	11,571
Royalty fees	1,170	1,190	560	30	—	2,950

	$13,113	$9,819	$6,418	$2,929	$3,608	$35,887

The Company has product purchase obligations of approximately $60,391,000 at December 31, 2010. The Company generally orders product four to five months in advance of sales based primarily on advance futures orders received from customers. Product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

The Company has outstanding letters of credit totaling approximately $2,362,000 at December 31, 2010. These letters of credit collateralize the Company’s obligations to third parties for the purchase of inventory. The letters of credit outstanding at December 31, 2010 have original terms from one to thirteen months. The fair value of these letters of credit approximates the fees currently charged for similar agreements and is not significant at December 31, 2010 and 2009.

The Company may owe a CPP, that is equal to €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. At December 31, 2010, the CPP calculated in accordance with this formula was $3,689,000 (or approximately €2,777,000), which approximated the fair value of this liability.

The Company may owe a Form CPP in an amount equal to Form Athletics’ EBITDA for the twelve months ended December 31, 2012. At December 31, 2010, the Form CPP calculated in accordance with this formula was $2,110,000, which approximated the fair value of this liability.

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE L—EMPLOYEE BENEFIT PLANS

In 1988, the Company adopted a domestic discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The Company contribution into this plan was approximately $30,000, $30,000 and $36,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE M—STOCKHOLDERS’ EQUITY

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

In 1999, the Company adopted the 1999 Stock Incentive Plan under which it was authorized to award up to 2,400,000 shares or options to employees and directors of the Company. As amended, the number of options or awards available for issuance under the 1999 Stock Incentive Plan was 4,600,000 shares of Class A Common Stock. The awards have a term of ten years and generally become fully vested between the grant date and the ninth year following the grant date. At December 31, 2010, there were no awards available under the 1999 Stock Incentive Plan for future grants.

In 2009, the Company adopted the 2009 Stock Incentive Plan under which it is authorized to award up to 3,000,000 shares or options of the Company’s Class A Common Stock to employees and directors of the Company. The awards have a term of ten years and generally become fully vested between the third and fifth years following the grant date. At December 31, 2010, 2,595,000 awards remain available for grant under the 2009 Stock Incentive Plan.

The following table summarizes compensation costs related to the Company’s stock-based compensation plans (in thousands) for the year ended December 31:

	2010	2009	2008
Cost of sales	$146	$210	$241
Selling, general and administrative	1,592	2,981	3,072

Pre-tax stock-based compensation expenses	1,738	3,191	3,313
Income tax benefit	65	1,080	1,157

Total stock-based compensation expense	$1,673	$2,111	$2,156

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE M—STOCKHOLDERS’ EQUITY—(Continued)

There were no capitalized stock-based compensation costs during the years ended December 31, 2010, 2009 and 2008. The Company recognizes stock-based compensation expense using the graded-vesting attribution method. The remaining unrecognized compensation expense related to unvested awards at December 31, 2010 is $4,583,000 and the weighted-average period of time over which this expense will be recognized is approximately 1.9 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of options, the Company realized income tax benefits in the years ended December 31, 2009 and 2008 that have been credited to additional paid-in capital.

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

On November 12, 2008, the Board of Directors approved a special dividend of $2.00 per share payable on December 24, 2008 to stockholders of record on December 10, 2008. Section 7 of the Company’s 1999 Stock Incentive Plan provides that under certain circumstances, the Board of Directors may make appropriate and proportionate adjustments in (a) the number of shares that may be acquired upon exercise, and (b) the exercise prices of such options to reflect the payment of a special cash dividend to stockholders. On November 12, 2008, the Board of Directors approved a reduction to the exercise price on all of the Company’s outstanding stock options by $2.00 per share under the terms of the anti-dilution provisions of the Company’s 1999 Stock Incentive Plan. The number of stock options repriced was 2,036,966 to 121 employees, with a weighted average exercise price prior to repricing of $11.46 and an average remaining contractual life of 5.1 years. The compensation cost recognized during 2008 relating to this repricing was $1,249,000 and it is expected to result in non-cash expense of approximately $488,000 over the next seven years. There were no modifications to stock option awards during 2010 or 2009.

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

	2010	2009	2008
Expected life (years)	6	5	7
Risk-free interest rate	2.4%	2.0%	3.0%
Expected volatility	46.0%	45.5%	40.8%
Expected dividend yield	—	—	1.2%

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE M—STOCKHOLDERS’ EQUITY—(Continued)

The following table summarizes the stock option transactions for 2010, 2009 and 2008:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding January 1, 2008	2,051,572	$12.52
Granted	548,500	13.47
Repriced	2,496,357	10.33
Exercised	(247,659)	6.55
Canceled	(2,672,425)	13.79

Options outstanding December 31, 2008	2,176,345	9.37
Granted	995,165	6.96
Exercised	(281,365)	3.31
Canceled	(118,080)	12.59

Options outstanding December 31, 2009	2,772,065	8.98
Granted	318,300	11.21
Exercised	(241,999)	5.15
Canceled	(89,471)	9.95

Options outstanding December 31, 2010	2,758,895	$9.54	6.07	$9,078,000

Options exercisable December 31, 2010	1,297,454	$9.18	4.17	$5,112,000

Options exercisable at December 31, 2009 and 2008 were 1,321,720 and 972,292, respectively. The weighted-average grant-date fair value of stock options granted during 2010, 2009 and 2008 was $5.35, $2.82 and $6.35, respectively.

The Company reflects income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its consolidated statement of cash flows. Cash proceeds, income tax benefit and intrinsic value of related stock options exercised during the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
Proceeds from stock options exercised	$1,247	$931	$1,621
Income tax benefit related to stock options exercised	$—	$730	$844
Intrinsic value of stock options exercised	$1,681	$1,946	$2,570

The Company issues new shares of Class A Common Stock to satisfy stock option exercises. Shares that are repurchased under the Company’s current stock repurchase programs will reduce the dilutive impact of the Company’s share-based compensation plans. Under its stock repurchase programs, the Company did not purchase shares of Class A Common Stock during the year ended December 31, 2010.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE N—CONCENTRATIONS OF CREDIT RISK

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

During the years ended December 31, 2010, 2009 and 2008, there were no customers that accounted for more than 10% of total revenues. At December 31, 2010 and 2009, approximately 39% and 38%, respectively, of accounts receivable were from six customers. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures, and for international receivables from distributors, the use of letters of credit and letters of guarantee.

NOTE O—SEGMENT INFORMATION

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

	Year ended December 31,
	2010	2009	2008
Revenues from unrelated entities (1):
United States	$92,382	$101,181	$138,390
EMEA	71,730	91,719	129,313
Other International	52,875	47,829	59,702

	$216,987	$240,729	$327,405

Inter-geographic revenues:
United States	$4,290	$4,796	$6,629
EMEA	6	12	10
Other International	132	105	33,410

	$4,428	$4,913	$40,049

Total revenues:
United States	$96,672	$105,977	$145,019
EMEA	71,736	91,731	129,323
Other International	53,007	47,934	93,112
Less inter-geographic revenues	(4,428)	(4,913)	(40,049)

	$216,987	$240,729	$327,405

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE O—SEGMENT INFORMATION—(Continued)

	Year ended December 31,
	2010	2009	2008
Operating (loss)/profit:
United States	$(36,288)	$(13,337)	$(3,907)
EMEA	(10,942)	(3,044)	13,660
Other International	5,327	5,573	10,038
Less corporate expenses (2)	(17,222)	(23,596)	(25,931)
Eliminations	1,730	(2,558)	(1,739)

	$(57,395)	$(36,962)	$(7,879)

Interest income:
United States	$859	$1,932	$7,271
EMEA	16	16	624
Other International	56	58	537

Total interest income	931	2,006	8,432

Interest expense:
United States	369	665	24
EMEA	127	274	192
Other International	—	17	—

Total interest expense	496	956	216

Interest income, net	$435	$1,050	$8,216

Income tax expense/(benefit):
United States	$7,497	$(9,227)	$5,486
EMEA	182	(142)	371
Other International	253	(294)	25

	$7,932	$(9,663)	$5,882

Provision for depreciation and amortization:
United States	$2,547	$3,100	$2,748
EMEA	553	885	610
Other International	559	174	176

	$3,659	$4,159	$3,534

Capital expenditures:
United States	$853	$421	$3,325
EMEA	503	810	1,253
Other International	1,021	213	472

	$2,377	$1,444	$5,050

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE O—SEGMENT INFORMATION—(Continued)

	December 31,
	2010	2009
Long-lived assets (3):
United States	$18,271	$19,967
EMEA	993	886
Other International	1,431	1,200

	$20,695	$22,053

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.

(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire corporation and are not segment/region specific. The decrease in corporate expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 was a result of decreased data processing expenses and compensation expenses. The decrease in data processing expense was a result of decreases in on-going maintenance expense for the Company’s SAP computer software system due to the completion of the SAP implementation in certain international regions in the fourth quarter of 2008. The decrease in compensation expenses, which include bonus/incentive related expenses and employee recruiting and relocation expenses, resulted primarily from a decrease in stock option compensation expenses. In addition, there was no impairment charge recognized during the year ended December 31, 2010, whereas for the year ended December 31, 2009, an impairment charge on the goodwill and intangible assets related to Palladium was recognized. The decrease of corporate expenses during the year ended December 31, 2009 compared to the year ended December 31, 2008 was a result of decreases in data processing expenses, legal expenses and accounting expenses offset by an impairment charge on the goodwill and intangible assets related to Palladium, as discussed above. The decrease in data processing expenses was a result of a decrease in on-going maintenance expenses for the Company’s SAP computer software system, as discussed above. The decrease in legal expenses was a result of a decrease in expenses incurred to defend the Company’s trademarks. The decrease in accounting expenses was a result of lower auditing fees for non-recurring 2008 events and a reduction of the outsourcing of certain accounting services.

(3)	Long-lived assets consist of property, plant and equipment, net.

NOTE P—PALLADIUM

On May 16, 2008, the Company entered into a Share Purchase and Shareholders’ Rights Agreement (the “Agreement”) by and among an individual, Palladium and the Company providing for the purchase of a 57% equity interest in Palladium from its shareholders for a total purchase price of €5,350,000, or approximately $8,448,000 (including a loan of €3,650,000, or approximately $5,764,000). Pursuant to the terms of the Agreement, the Company also agreed to acquire the remaining 43% equity interest in Palladium, subject to certain conditions set forth in the Agreement, which would occur in the first half of 2013, except in certain circumstances. If the purchase occurred in the first half of 2013, then the purchase price would be equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 plus

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE P—PALLADIUM—(Continued)

€1,700,000. Otherwise the purchase price would be equal to €1,700,000 plus an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended (i) December 31 of the year preceding the purchase (or September 30, 2008 if the purchase occurred prior to December 31, 2009) or (ii) December 31, 2012, at the option of the seller. At December 31, 2008, the fair value of this liability was approximately $3,759,000, which was subject to final determination at the time of purchase in accordance with the Agreement. Closing of the 57% equity purchase occurred on July 1, 2008. As discussed in more detail below, the acquisition of Palladium was recorded as a 100% purchase acquisition and accordingly, the results of operations of the acquired business are included in the Consolidated Financial Statements from the date of acquisition. In addition, as discussed in more detail below, the Company purchased the remaining 43% equity interest in Palladium on June 2, 2009.

Upon the initial purchase of the 57% equity interest, the Company determined that the mandatory redemption provisions of the Agreement required the Company to purchase the remaining 43% equity interest as a single unit and that there were no substantive conditions to the future purchase of this remaining 43% equity interest that would reasonably change the redemption conditions from mandatory to contingent. As such, at July 1, 2008, the Company recorded a liability, Mandatorily Redeemable Minority Interest (“MRMI”) on its balance sheet at fair value, or $4,249,000. Subsequent changes to the fair value of the MRMI will be recorded as interest income or interest expense. The fair value of the MRMI will be determined each quarter based on the current quarter’s projection of EBITDA for the twelve months ended December 31 of the current year, but not less than the amount determined at the previous twelve month measurement date per the Agreement. The change in MRMI is based on the current quarter’s EBITDA projection and will be recognized as interest income or interest expense during the current quarter.

On June 2, 2009, the Company entered into Amendment No. 1 to the Share Purchase and Shareholders’ Rights Agreement by and among an individual, Palladium and the Company providing for the purchase of the remaining 43% equity interest in Palladium for €5,000,000 plus a variable future price (see discussion below). The payment of the €5,000,000 (or $7,034,000) was paid on June 16, 2009. The future purchase price is equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 less €3,300,000, but not to exceed €6,700,000. The fair value of this new liability, or the CPP, will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year, less €3,300,000, but not less than zero. The change in CPP is based on the current quarter’s EBITDA projection and will be recognized as interest income or interest expense during the current quarter. As a result of purchasing the remaining 43% equity interest, the Company recognized a loss of $2,616,000 on the purchase, which is recorded in Other (Expense)/Income, net on the Consolidated Statement of Earnings/Loss. The loss was calculated as the difference between the purchase price and its MRMI. The fair value of the CPP at December 31, 2009 was zero. The Company did not recognize interest income or interest expense as a result of changes in CPP during 2009.

On May 1, 2010, the Company entered into Amendment No. 2 to the Share Purchase and Shareholders’ Rights Agreement to revise the terms of the remaining future purchase price for Palladium payable in 2013. Pursuant to Amendment No. 2, the fair value of the future purchase price for Palladium, i.e. the CPP, will be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE P—PALLADIUM—(Continued)

twelve months ended December 31, 2012. The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. Excluding the initial recognition of the CPP, any change in CPP is based on the change in net present value of the €3,000,000 and the current quarter’s EBITDA projection, and will be recognized as interest income or interest expense during the current quarter. During the second quarter of 2010, the Company recognized the initial fair value of the CPP of $3,320,000, which is recorded in Other (expense)/income, net on its Consolidated Statements of Earnings/Loss.

In addition during 2009, certain adjustments were made to goodwill to finalize the purchase accounting for the acquisition of Palladium. Goodwill was reduced by $3,077,000 and a deferred tax asset was created. The deferred tax asset recognized represents Palladium’s pre-acquisition net operating losses. The Company believes that these net operating losses will be utilized in the future which is based on anticipated future taxable income sufficient to utilize these losses and the indefinite carryforward of net operating losses allowed for under local tax law.

The change in the CPP or the change in the fair value of MRMI during the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
Beginning Balance	$—	$3,759	$—
Initial valuation of CPP/MRMI	3,320	—	4,249
Change in the net present value of the CPP and/or change in EBITDA projection	369	658	(490)
Purchase of remaining 43% of Palladium	—	(4,417)	—

Ending Balance	$3,689	$—	$3,759

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE P—PALLADIUM—(Continued)

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

The lines of credit of approximately $4,853,000 include amounts outstanding under Palladium’s bank lines of credit and the current portion of long-term debt with financial institutions. The loans are paid either on a monthly or quarterly basis and have maturity dates ranging from February 2012 to February 2013. See Note G for further discussion. On a pro forma basis, as if Palladium had been acquired at the beginning of 2008, consolidated revenues, earnings from continuing operations, net earnings and earnings per diluted common share would have been as follows for the year ended December 31, 2008 (dollar amounts in thousands):

Unaudited Pro Forma 2008
Revenues	$337,900
Earnings from continuing operations	$23,492
Net Earnings	$19,922
Earnings per diluted common share:
Earnings from continuing operations	$0.66
Net earnings	$0.56

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE P—PALLADIUM—(Continued)

In addition, in a separate transaction on March 28, 2008, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Palladium. The Assignment Agreement provided for the Company’s assumption of Palladium’s rights and obligations under a certain intellectual property purchase and sale agreement by and between Palladium and Consolidated Shoe Company pursuant to which Palladium agreed to acquire certain intellectual property from Consolidated Shoe Company for a purchase price of $6,000,000.

These intangible assets are accounted for at the lower of carrying value or fair value. These indefinite-lived assets will be evaluated for impairment at least annually, and more often when events indicate that an impairment exists. See Note E.

NOTE Q—FORM ATHLETICS

On July 23, 2010, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Form Athletics and its Members to purchase Form Athletics for $1,600,000 in cash. Pursuant to the Purchase Agreement, the Company is obligated to pay additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletics’ EBITDA for the twelve months ended December 31, 2012, or the Form CPP. The purchase price of $1,600,000 and the net present value of the initial estimate of the Form CPP was capitalized. The fair value of the Form CPP will be determined each quarter based on the net present value of the current quarter’s projection of Form Athletics’ EBITDA for the twelve months ended December 31, 2012. Any subsequent changes to the Form CPP will be recognized as interest income or interest expense during the applicable quarter.

The acquisition of Form Athletics was recorded as a 100% purchase acquisition and the Form CPP liability was recognized and accordingly, the results of operations of the acquired business are included in the Company’s Consolidated Financial Statements from the date of acquisition. A trademark asset totaling $3,150,000 and goodwill of $539,000 have been recognized for the amount of the excess purchase price paid over fair market value of the net assets acquired. The amount of goodwill that is deductible for tax purposes is $507,000 and will be amortized over 15 years. At July 23, 2010, the acquired assets and liabilities assumed in the purchase of Form Athletics is as follows (in thousands):

Balance at July 23, 2010
Inventory	$39
Intangible assets	3,689

Total assets	$3,728

Current liabilities	$18
Form CPP	2,110

Total liabilities	2,128
Contribution by K•Swiss Inc.	1,600

Total stockholders’ equity	1,600

Total liabilities and stockholders’ equity	$3,728

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE Q—FORM ATHLETICS—(Continued)

The change in the Form CPP for the year ended December 31, 2010 is as follows (in thousands):

Beginning balance	$—
Initial recognition of the net present value of the Form CPP	2,110

Ending balance	$2,110

Form Athletics was established in January 2010 and designs, develops and distributes apparel for mixed martial arts under the Form Athletics brand worldwide. The purchase of Form Athletics was part of an overall strategy to enter the action sports market. Since Form Athletics began operating in early 2010, operating results prior to the Company’s purchase of Form Athletics were not significant and pro forma information would not be materially different than what is reported on the Company’s Consolidated Financial Statements.

The intangible assets are accounted for at the lower of carrying value or fair value. These indefinite-lived assets will be evaluated for impairment at least annually, and more often when events indicate that impairment exists.

NOTE R—SALE OF ROYAL ELASTICS

On April 30, 2009, the Company sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1,043,000, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4,000,000. In respect to this sale, the Company received a $1,104,000 promissory note from REH and REH agreed to pay the company $2,896,000 in cash by April 30, 2010. As of December 31, 2010, however the Company only received approximately $2,438,000 in cash. The difference between what the Company expected to receive and what had been received by April 30, 2010 was added to the principal amount of the promissory note balance such that as of December 31, 2010, the Company holds a promissory note in the principal amount of approximately $1,562,000 from REH. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. The pre-tax gain on sale of $1,367,000 for the year ended December 31, 2009 was recorded in Other (Expense)/Income, net on the Consolidated Statement of Earnings/Loss. Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the accompanying financial statements. The operations of Royal Elastics for year ended December 31 is as follows (in thousands):

	2009	2008
Revenues	$5,339	$12,755
Cost of goods sold	3,708	9,416

Gross profit	1,631	3,339
Selling, general and administrative expenses	1,814	7,970

Operating loss	(183)	(4,631)
Interest expense, net	(929)	(1,251)

Loss before income taxes	(1,112)	(5,882)
Income tax benefit	(648)	(2,312)

Net loss from discontinued operations	$(464)	$(3,570)

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE S—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2010 and 2009 follows (in thousands except for per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2010
Revenues	$65,870	$46,831	$61,621	$42,665	$216,987
Gross profit	28,646	17,526	25,102	13,805	85,079
Net loss	(4,698)	(14,545)	(28,334)	(20,635)	(68,212)
Loss per share
Basic and Diluted Net loss	$(0.13)	$(0.41)	$(0.80)	$(0.58)	$(1.94)
2009
Revenues	$74,044	$54,032	$70,633	$42,020	$240,729
Gross profit	28,292	16,260	26,292	15,327	86,171
Loss from continuing operations	(1,605)	(11,065)	(2,588)	(12,240)	(27,498)
(Loss)/Earnings from discontinued operations	512	(432)	(296)	(248)	(464)
Net loss	(1,093)	(11,497)	(2,884)	(12,488)	(27,962)
Loss per share
Basic and Diluted
Loss from continuing operations	$(0.04)	$(0.32)	$(0.07)	$(0.35)	$(0.79)
(Loss)/Earnings from discontinued operations	0.01	(0.01)	(0.01)	(0.01)	(0.01)
Net loss	(0.03)	(0.33)	(0.08)	(0.36)	(0.80)

NOTE T—SUBSEQUENT EVENT

In January 2011, the Company and one of its international distributors entered into a settlement and termination agreement. The Company agreed to an early termination of this distributor’s contracts for an amount equal to $3,000,000. This amount was received on February 8, 2011 and will be classified as Other Income on the Company’s Consolidated Financial Statements for the quarter ended March 31, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2010 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and “Management’s Report on Internal Control Over Financial Reporting” on pages 43 and 44, respectively.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information disclosed in Part I under the heading “Executive Officers of the Registrant,” the information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held June 1, 2011 to be filed with the S.E.C. within 120 days after December 31, 2010 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held June 1, 2011 to be filed with the S.E.C. within 120 days after December 31, 2010 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held June 1, 2011 to be filed with the S.E.C. within 120 days after December 31, 2010 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held June 1, 2011 to be filed with the S.E.C. within 120 days after December 31, 2010 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held June 1, 2011 to be filed with the S.E.C. within 120 days after December 31, 2010 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

3.1	Second Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on March 27, 2009)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 filed with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. 2009 Stock Incentive Plan (incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the S.E.C. on May 22, 2009)

10.6	K•Swiss Inc. Employee Stock Option Agreement (Officers) Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.7	K•Swiss Inc. Non-Employee Director Stock Option Agreement Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.8	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1993)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 1994)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.16	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.17	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.18	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.19	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated August 1, 2009 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.20	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.21	Employment Agreement between the Registrant and Steven B. Nichols dated as of December 22, 2010 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on December 23, 2010)

10.22	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.23	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended
June 30, 2008)

10.24	Loan Agreement dated June 30, 2010, between the Company and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on July 2, 2010)

10.25	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.26	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.27	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.28	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.29	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.30	Amendment No. 1 to Share Purchase and Shareholders’ Rights Agreement, dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 4, 2009)

10.31	Amendment No. 2 to Share Purchase and Shareholders’ Rights Agreement, dated May 1, 2010 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) Schedules

Page
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	90

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
George Powlick, Vice President of Finance, Chief Administrative Officer, Chief Financial Officer and Secretary

February 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	STEVEN NICHOLS Steven Nichols	Chairman of the Board, President and Chief Executive Officer	February 16, 2011

/s/	GEORGE POWLICK George Powlick	Vice President of Finance, Chief Administrative Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Director	February 16, 2011

/s/	LAWRENCE FELDMAN	Director	February 16, 2011

Lawrence Feldman

/s/	STEPHEN FINE	Director	February 16, 2011

Stephen Fine

/s/	MARK LOUIE	Director	February 16, 2011

Mark Louie

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B		Column C		Column D	Column E
			Additions
Description	(1) Balance at Beginning of Period		(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(1) Write-offs and Deductions, Net	(1) Balance at End of Period
Allowance for bad debts	(2010)	$2,162	$691	$—	$(1,073)	$1,780
	(2009)	2,897	(257)	—	(478)	2,162
	(2008)	2,941	(158)	378	(264)	2,897

Allowance for inventories	(2010)	$4,859	$3,028	$—	$(3,140)	$4,747
	(2009)	12,718	6,949	—	(14,808)	4,859
	(2008)	7,187	10,991	77	(5,537)	12,718

Allowance for sales returns	(2010)	$1,198	$6,760	$—	$(6,570)	$1,388
	(2009)	1,305	4,121	—	(4,228)	1,198
	(2008)	3,084	8,164	53	(9,996)	1,305

(1)	Includes activity related to the Royal Elastics brand for 2008 and 2009.

(2)	Acquired from the purchase of Palladium.

EXHIBIT INDEX

Exhibit

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002