Form 10-Q
period 2011-03-31
K SWISS INC
filed 2011-05-06
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at May 5, 2011:

Class A	27,389,988
Class B	8,039,524

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,716	$49,164
Restricted cash and cash equivalents and restricted investments available for sale (Note 3)	22,722	22,918
Investments available for sale (Note 4)	50,741	66,277
Accounts receivable, less allowance for doubtful accounts of $1,786 and $1,780 for March 31, 2011 and December 31, 2010, respectively	49,420	24,040
Inventories	80,427	66,959
Prepaid expenses and other current assets	5,028	5,058
Income taxes receivable (Note 9)	—	770

Total current assets	240,054	235,186

PROPERTY, PLANT AND EQUIPMENT, net (Note 10)	20,093	20,695
OTHER ASSETS
Intangible assets (Note 5)	18,352	18,212
Deferred income taxes (Note 9)	4,502	3,913
Other	10,102	10,159

Total other assets	32,956	32,284

Total assets	$293,103	$288,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit (Note 7)	$6,113	$273
Current portion of long-term debt (Note 7)	307	293
Trade accounts payable	20,881	19,111
Accrued income taxes payable	67	203
Accrued liabilities	17,720	13,068

Total current liabilities	45,088	32,948

OTHER LIABILITIES
Long-term debt (Note 7)	193	404
Contingent purchase price (Notes 12 and 13)	6,070	5,799
Other liabilities	14,508	14,101

Total other liabilities	20,771	20,304

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	—	—
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 29,811,605 shares issued, 27,389,988 outstanding and 2,421,617 shares held in treasury at March 31, 2011 and 29,761,756 shares issued, 27,340,139 shares outstanding and 2,421,617 shares held in treasury at December 31, 2010	298	298
Class B, convertible – authorized 18,000,000 shares of $0.01 par value; 8,039,524 shares issued and outstanding at March 31, 2011 and December 31, 2010	80	80
Additional paid-in capital	69,899	69,064
Treasury Stock	(58,190)	(58,190)
Retained earnings	210,332	220,174
Accumulated other comprehensive earnings/(loss):
Foreign currency translation	5,874	3,543
Net loss on hedge derivatives	(1,116)	(150)
Net gain on investments available for sale and restricted investments available for sale (Notes 3 and 4)	67	94

Total stockholders’ equity	227,244	234,913

Total liabilities and stockholders’ equity	$293,103	$288,165

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS/LOSS

AND COMPREHENSIVE EARNINGS/LOSS

(Dollar amounts and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues (Note 10)	$72,620	$65,870
Cost of goods sold	44,094	37,224

Gross profit	28,526	28,646
Selling, general and administrative expenses	40,783	35,323

Operating loss (Note 10)	(12,257)	(6,677)
Other income (Note 11)	3,000	—
Interest (expense)/income, net	(61)	139

Loss before income taxes	(9,318)	(6,538)
Income tax expense/(benefit) (Note 9)	524	(1,840)

Net Loss	$(9,842)	$(4,698)

Loss per common share (Note 2)
Basic	$(0.28)	$(0.13)

Diluted	$(0.28)	$(0.13)

Weighted average number of shares outstanding (Note 2)
Basic	35,391	35,142

Diluted	35,391	35,142

Dividends declared per common share	$—	$—

Net Loss	$(9,842)	$(4,698)
Other Comprehensive (Loss)/Earnings, net of tax:
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the three months ended March 31, 2011 and 2010, respectively	2,331	(3,120)
Change in deferred (loss)/gain on hedge derivatives, net of income taxes of $0 and $0 for the three months ended March 31, 2011 and 2010, respectively	(966)	784
Change in deferred (loss)/gain on investments available for sale and restricted investments available for sale, net of income tax (benefit)/expense of ($14) and $6 for the three months ended March 31, 2011 and 2010, respectively	(27)	12

Comprehensive Loss	$(8,504)	$(7,022)

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(9,842)	$(4,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation/amortization	907	754
Change in contingent purchase price	271	—
Net loss on disposal of property, plant and equipment	74	—
Deferred income taxes	(575)	(2,126)
Stock-based compensation	608	519
Increase in accounts receivable	(25,384)	(12,998)
(Increase)/decrease in inventories	(14,295)	7,261
Decrease in income taxes receivable	770	—
Decrease/(Increase) in prepaid expenses and other assets	620	(1,114)
Increase in accounts payable and accrued liabilities	6,647	3,071

Net cash used in operating activities	(40,199)	(9,331)

Cash flows from investing activities:
Change in restricted cash and cash equivalents	462	14,266
Purchase of investments available for sale and restricted investments available for sale	(5,249)	(45,334)
Proceeds from the maturity or sale of available for sale securities and restricted investments available for sale	19,953	—
Purchase of property, plant and equipment	(289)	(328)

Net cash provided by/(used in) investing activities	14,877	(31,396)

Cash flows from financing activities:
Borrowings under bank lines of credit	7,641	11,690
Repayments on bank lines of credit and long-term debt	(1,998)	(9,759)
Proceeds from stock options exercised	228	88

Net cash provided by financing activities	5,871	2,019

Effect of exchange rate changes on cash	2,003	(2,695)

Net decrease in cash and cash equivalents	(17,448)	(41,403)

Cash and cash equivalents at beginning of period	49,164	139,663

Cash and cash equivalents at end of period	$31,716	$98,260

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$21	$40
Income taxes	$164	$390

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of March 31, 2011 and the results of its operations and its cash flows for the three months ended March 31, 2011 and 2010 have been included for the periods presented. The results of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain reclassifications have been made to the 2010 presentation to conform to the 2011 presentation.

2.	Loss per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted loss per share (“EPS”) computations (shares in thousands):

	Three Months Ended March 31,
	2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,391	$(0.28)	35,142	$(0.13)
Effect of Dilutive Stock Options	—	—	—	—

Diluted EPS	35,391	$(0.28)	35,142	$(0.13)

Because the Company had a net loss for the three months ended March 31, 2011 and 2010, the number of diluted shares is equal to the number of basic shares at March 31, 2011 and 2010, respectively. Outstanding stock options would have had an anti-dilutive effect on diluted EPS for the three months ended March 31, 2011 and 2010. Outstanding stock options with exercise prices greater than the average market price of a share of the Company’s common stock also have an anti-dilutive effect on diluted EPS and were as follows (shares in thousands):

	Three Months Ended March 31,
	2011	2010
Options to purchase shares of common stock	1,169	1,076
Exercise prices	$10.95 – $34.75	$10.00 – $34.75
Expiration dates	May 2012 – December 2020	May 2012 – August 2019

3.	Restricted Cash and Cash Equivalents and Restricted Investments Available for Sale

The Company collateralizes its lines of credit (non-Palladium) with the following (in thousands):

	March 31, 2011	December 31, 2010
Restricted cash and cash equivalents	$7,374	$7,835
Restricted investments available for sale:
U.S. Treasury Notes	10,046	15,055
Corporate Notes and Bonds	5,225	—
Accrued interest income	77	28

Total restricted investments available for sale	15,348	15,083

Total restricted cash and cash equivalents and restricted investments available for sale	$22,722	$22,918

The restricted investments are classified as available for sale and are stated at fair value. At March 31, 2011, gross unrealized holding gains were $42,000 and gross unrealized holding losses were $14,000 and at March 31, 2010, gross unrealized holding losses were $6,000. The change in net unrealized holding losses that were included in comprehensive income were $15,000 and $4,000 for the three months ended March 31, 2011 and 2010, respectively. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security. Investments by contractual maturities as of March 31, 2011 were as follows (in thousands):

Within one year	$20,556
After one year through five years	2,166
After five years through ten years	—
After ten years	—

$22,722

4.	Investments Available for Sale

The Company’s investments are classified as available for sale and are stated at fair value. The Company’s investments available for sale were as follows (in thousands):

	March 31, 2011	December 31, 2010
U.S. Treasury Notes	$15,039	$15,068
U.S. Government Corporations and Agencies	3,501	3,502
Corporate Notes and Bonds	31,637	47,005
Accrued interest income	564	702

Total investments available for sale	$50,741	$66,277

At March 31, 2011 and 2010, gross unrealized holding gains were $86,000 and $133,000, respectively, and gross unrealized holding losses were $12,000 and $72,000, respectively. The change in net unrealized holding losses that were included in comprehensive income was $12,000 for the three months ended March 31, 2011 and the change in net unrealized holding gains that were included in comprehensive income was $16,000 for the three months ended March 31, 2010. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security. Investments by contractual maturities as of March 31, 2011 were as follows (in thousands):

Within one year	$42,524
After one year through five years	8,217
After five years through ten years	—
After ten years	—

$50,741

During the three months ended March 31, 2011, the Company received proceeds from the sale of investments available for sale of $10,959,000 and a related gain on sale of $6,000. There were no sales of investments available for sale during the three months ended March 31, 2010. Realized gains and losses are recognized using the actual cost of the investment.

5.	Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Goodwill	$5,150	$5,150
Trademarks	15,882	15,742
Less accumulated amortization	(2,680)	(2,680)

Total intangible assets	$18,352	$18,212

The change in the carrying amount of goodwill and intangible assets during the three months ended March 31, 2011 was as follows (in thousands):

Three Months Ended March 31, 2011
Beginning Balance	$18,212
Foreign currency translation effects	140

Ending Balance	$18,352

The Company performed the annual reassessment and impairment test as of October 1, 2010 of its Palladium intangible assets related to trademarks and determined there was no impairment of its intangible assets. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Company does not believe that a triggering event has occurred through March 31, 2011 to require an updated impairment test.

6.	Financial Risk Management and Derivatives

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposures are from changes in the rates between the U.S. dollar and the Euro, U.S. dollar and the Pound Sterling and between the Euro and the Pound Sterling. In 2011 and 2010, the Company entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pound Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

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

At March 31, 2011, forward foreign exchange contracts with a notional value of $20,964,000 were outstanding to exchange various currencies with maturities ranging from April 2011 to December 2011, to sell the equivalent of approximately $5,464,000 in foreign currencies at contracted rates and to buy approximately $15,500,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. At March 31, 2011, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

The fair value of the Company’s derivatives on its Consolidated Balance Sheets were as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2011	December 31, 2010	Balance Sheet Location	March 31, 2011	December 31, 2010
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$197	$244	Accrued liabilities	$766	$671

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$(966)	$784	Cost of goods sold	$285	$(348)	Selling, general and administrative expenses	$(6)	$(1)

7.	Bank Lines of Credit and Other Debt

At March 31, 2011 and December 31, 2010, the Company had debt outstanding of $6,613,000 and $970,000 (attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), respectively, (excluding outstanding letters of credit of $2,807,000 at March 31, 2011 and $2,362,000 at December 31, 2010).

The terms of and current borrowings under the Company’s line of credit with Bank of America, N.A. (the “Bank”) (not including borrowings by Palladium) as of March 31, 2011 was as follows (dollars in thousands):

Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
$ —	$2,807	$18,193	$21,000	Prime - 0.75%, or 2.50%	July 1, 2013

Pursuant to the Loan Agreement between the Company and the Bank (“Loan Agreement”), the Company has agreed to secure its obligations under the Facility with securities and other investment property owned by the Company in certain securities accounts (the “Collateral Accounts,” or the Company’s restricted cash and cash equivalents and restricted investments available for sale, see Note 3) and to guarantee the obligations of certain of the Company’s foreign subsidiaries under their credit facilities with the Bank, or any affiliate of the Bank. The obligations of the Company under the Loan Agreement are guaranteed by its wholly owned subsidiary, K•Swiss Sales Corp. On April 18, 2011, the Company and K•Swiss Sales Corp. entered into the First Amendment to the Loan Agreement with the Bank which permits the Company, among other things, to incur borrowings denominated in Euros, Pound Sterling and Canadian Dollars, in addition to borrowings denominated in U.S. Dollars.

Palladium debt outstanding under its lines of credit and term loans was $6,613,000 and $970,000 at March 31, 2011 and December 31, 2010, respectively. The terms of and current borrowing under Palladium’s lines of credit facilities and term loans at March 31, 2011 was as follows (dollars and Euros in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate at March 31, 2011	Expiration Date
Secured lines of credit (1)	$—	$—	$1,907	$1,907	Variable, 2.39% - 3.15%	June 30, 2011
Secured line of credit	6,113	—	—	6,113	Variable, 1.74%	December 31, 2011
Fixed rate loans	498	—	—	498	5.42% - 5.84%	2012 - 2013
Accrued interest	2	—	—	2

	$6,613	$—	$1,907	$8,520

(1)	Under these lines of credit, the facility amount available between January 1 through June 30, 2011 ranges from €1,150 to €1,350 (or approximately $1,625 to $1,907).

There were no letters of credit outstanding under these facilities at March 31, 2011 or December 31, 2010. Interest expense of $15,000 and $40,000 was incurred on Palladium’s bank loans and lines of credit during the three months ended March 31, 2011 and 2010, respectively.

8.	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the lines of credit, current portion of long-term debt, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The fair value of long-term debt is measured by obtaining the current interest rate from the financial institutions and then comparing that to the actual interest rate owed on the debt. At March 31, 2011, the fair value of the long-term debt is estimated at $192,000.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2011 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted investments available for sale	$15,348	$10,050	$5,298	$—
Investments available for sale	50,741	15,076	35,665	—
Forward exchange contracts – assets	197	—	197	—
Forward exchange contracts – liabilities	766	—	766	—
Contingent purchase price – Palladium (1)	3,960	—	—	3,960
Contingent purchase price – Form Athletics (2)	2,110	—	—	2,110

(1)	See Note 12 for further discussion of valuation.
(2)	See Note 13 for further discussion of valuation.

The Company purchases its investments available for sale and restricted investments available for sale through several major financial institutions. These financial institutions have hired third parties to measure the fair value of these investments.

U.S. Treasury Notes are measured at fair value by obtaining information from a number of live data sources including active market makers and inter-dealer brokers. These data sources are reviewed based on their historical accuracy for individual issues and maturity ranges.

U.S. Government Corporations and Agency securities and Corporate Notes and Bonds are measured at fair value by obtaining (a) a bullet (non-call) spread scale that is created for each issuer going out to forty years (these spreads represent credit risk and are obtained from the new issue market, secondary trading and dealer quotes), (b) an option adjusted spread model which is incorporated to adjust spreads of issues that have early redemption features and (c) final spreads are added to the U.S. Treasury curve and a special cash discounting yield/price routine calculates prices from final yields to accommodate odd coupon payment dates. Evaluators maintain quality by surveying the dealer community, obtaining benchmark quotes, incorporating relevant trade data and updating spreads daily.

The Company’s counterparty (“Counterparty”) to a majority of its forward exchange contracts is a major financial institution. These forward exchange contracts are measured at fair value by the Counterparty based on a variety of pricing factors, which include the market price of the derivative instrument available in the dealer-market.

During the three months ended March 31, 2011, there were no transfers between Level 1, Level 2 and Level 3 measurements. In addition, there were no changes in the valuation technique of assets and liabilities measured on a recurring basis during the three months ended March 31, 2011.

9.	Income Taxes

Income tax expense for the three months ended March 31, 2011 was $524,000 and the income tax benefit for the three months ended March 31, 2010 was $1,840,000. The income tax benefit for the three months ended March 31, 2010 was ultimately reversed in the third quarter of 2010, as discussed below.

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

At March 31, 2011, the Company had a net deferred tax asset after valuation allowance of $4,502,000 which consists of $770,000 for U.S. tax losses that will be carried back to the 2008 tax year and foreign net operating losses which are primarily related to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period. The U.S. deferred tax asset was classified as an income tax receivable on December 31, 2010. In March 2011, the Company was informed by the Internal Revenue Service (“IRS”) that the refund for the carryback of the 2010 loss to the 2008 tax year would not be paid until the conclusion of the 2008 IRS tax audit (see below). The Company has not recorded a valuation allowance against these assets as the Company believes it is more-likely-than-not that the income tax receivable will be recognized and the loss carryforward will be utilized. The ultimate realization of the loss carryforward is dependent upon the generation of future taxable income outside of the U.S. during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The deferred tax assets for which valuation allowances were not established relate to foreign jurisdictions where the Company expects to realize these assets. The accounting for deferred taxes is based upon an estimate of future operating results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

During the second quarter of 2010, the Company moved into a three year pre-tax cumulative loss but had sufficient objectively verifiable evidence to demonstrate that its U.S. deferred tax asset would be realized, such as strong earnings history, no evidence of tax losses expiring unused and the end of its aggressive advertising campaign during 2010. During the third quarter of 2010, the Company continued to have the significant weight of the three year pre-tax cumulative loss to overcome. In addition to other significant positive evidence considered in the prior quarter, the Company decided during the third quarter of 2010 to continue with its aggressive advertising campaign into 2011. As such, the Company could no longer rely on a decrease in advertising expenses during 2011 to support future profitability sufficient enough to realize its U.S. deferred tax assets in the near future. Therefore, during the third quarter of 2010, the Company recorded a valuation allowance of $20,222,000 against its U.S. deferred tax assets.

At March 31, 2011, uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $6,522,000 and $1,104,000, respectively, all of which would affect the income tax rate if reversed. During the three months ended March 31, 2011, the Company recognized income tax expense and interest expense related to uncertain tax positions of $220,000 and $60,000, respectively. During the three months ended March 31, 2010, the Company recognized income tax expense and interest expense related to uncertain tax positions of $230,000 and $67,000, respectively.

The federal income tax returns for 2006, 2007, 2008 and 2009 and certain state returns for 2007 and 2008 are currently under various stages of audit by the applicable taxing authorities. The Company received a Notice of Proposed Adjustment from the IRS for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,399,000. This issue has been sent to the IRS Appeal’s office for further consideration. The Company does not agree with this adjustment and plans to vigorously defend its position. The Company does not believe that an additional tax accrual is required at this time. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. The Company’s material tax jurisdiction is the United States.

10.	Segment Information

The Company’s predominant business is the design, development and distribution of athletic footwear. The Company has identified its footwear products business to be its only segment as substantially all of the Company’s revenues are from sales of footwear products. The Company is organized into three geographic regions: the United States, Europe, Middle East and Africa (“EMEA”) and Other International. The Company’s Other International geographic region includes the Company’s operations in Asia. Certain reclassifications have been made to the 2010 presentation to conform to the 2011 presentation. The following tables summarize information by geographic region of the Company’s footwear segment (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues from unrelated entities (1):
United States	$31,459	$23,940
EMEA	23,485	27,158
Other International	17,676	14,772

Total revenues from unrelated entities	$72,620	$65,870

Inter-geographic revenues:
United States	$1,327	$1,311
EMEA	—	—
Other International	99	35

Total inter-geographic revenues	$1,426	$1,346

Total revenues:
United States	$32,786	$25,251
EMEA	23,485	27,158
Other International	17,775	14,807
Less inter-geographic revenues	(1,426)	(1,346)

Total revenues	$72,620	$65,870

Operating (loss)/profit:
United States	$(10,155)	$(7,392)
EMEA	(2,223)	2,316
Other International	4,134	2,309
Less corporate expenses (2)	(4,098)	(4,103)
Eliminations	85	193

Total operating loss	$(12,257)	$(6,677)

	March 31, 2011	December 31, 2010
Long-lived assets (3):
United States	$17,740	$18,271
EMEA	1,006	993
Other International	1,347	1,431

Total long-lived assets	$20,093	$20,695

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company and are not segment/region specific. Corporate expenses for the three months ended March 31, 2011 were comparable to the three months ended March 31, 2010, which consisted of a decrease in legal expense as a result of a decrease in expenses incurred to defend the Company’s trademarks, offset by increases in compensation expenses. The increase in compensation expenses, which includes bonus/incentive related expenses and employee recruiting and relocation expenses, resulted from a partial reserve of an employee receivable, an increase in head count and an increase in stock option compensation expense.
(3)	Long-lived assets consist of property, plant and equipment, net.

During the three months ended March 31, 2011 and 2010, there were no customers that accounted for more than 10% of revenues. At March 31, 2011, approximately 36% of accounts receivable were from seven customers. At December 31, 2010, approximately 39% of accounts receivable were from six customers.

11.	Other Income

The Company and one of its international distributors entered into a mutual settlement and termination agreement in which the Company agreed to an early termination of this distributor’s contracts for $3,000,000. This amount was received on February 8, 2011 and was included in Other Income on the Company’s Consolidated Financial Statements. The agreements were terminated as a result of this distributor not performing in accordance with their contracts, and there was no litigation of any claims. In the meantime, the Company is pursuing relationships with other distributors for this region. The loss of this distributor will not have a significant impact on the Company’s revenues or gross margin.

12.	Palladium Contingent Purchase Price

On May 1, 2010, the Company entered into Amendment No. 2 to the Share Purchase and Shareholders’ Rights Agreement with Palladium to revise the terms of the remaining future purchase price for Palladium payable in 2013. Pursuant to Amendment No. 2, the fair value of the future purchase price for Palladium, i.e. the Contingent Purchase Price (“CPP”), will be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. Excluding the initial recognition of the CPP, any change in CPP is based on the change in net present value of the €3,000,000 and the current quarter’s EBITDA projection, and will be recognized as interest income or interest expense during the current quarter.

The change in the CPP for the three months ended March 31, 2011 is as follows (in thousands):

Three Months Ended March 31,
2011
Beginning balance	$3,689
Change in net present value of the CPP	271

Ending balance	$3,960

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

Balance at July 23, 2010
Inventories	$39
Intangible assets	3,689

Total assets	$3,728

Current liabilities	$18
Form CPP	2,110

Total liabilities	2,128
Contribution by K•Swiss Inc.	1,600

Total stockholders’ equity	1,600

Total liabilities and stockholders’ equity	$3,728

The change in the Form CPP for the three months ended March 31, 2011 is as follows (in thousands):

Three Months Ended March 31, 2011

Beginning balance	$2,110
Change in net present value of the Form CPP	—

Ending balance	$2,110

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

Overview

Our total revenues increased 10.2% in the three months ended March 31, 2011 from the three months ended March 31, 2010. Our overall gross profit margin, as a percentage of revenues, decreased to 39.3% for the three months ended March 31, 2011 compared to 43.5% for the three months ended March 31, 2010 as a result of an increase in inventory and royalty reserves and greater discounts given to customers due to production delays by our factories during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Our selling, general and administrative expenses increased to $40,783,000 for the three months ended March 31, 2011 from $35,323,000 for the three months ended March 31, 2010, as a result of increases in advertising and compensation expenses, offset by a decrease in legal expenses. Other income for the three months ended March 31, 2011 consists of the recognition of $3,000,000 resulting from the settlement and termination of one of our agreements with an international distributor. At March 31, 2011, our total futures orders with start ship dates from April 2011 through September 2011 were $105,156,000, an increase of 45.0% from March 31, 2010. Of this amount, domestic futures orders were $47,164,000, an increase of 62.0%, and international futures orders were $57,992,000, an increase of 33.6%. We incurred a net loss for the three months ended March 31, 2011 of $9,842,000 (including other income described above), or $0.28 per diluted share, compared to a net loss of $4,698,000, or $0.13 per diluted share for the three months ended March 31, 2010.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the Consolidated Statements of Earnings/Loss relative to revenues.

	Three Months Ended March 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of goods sold	60.7	56.5

Gross profit	39.3	43.5
Selling, general and administrative expenses	56.2	53.6
Other income, net	4.1	—
Interest (expense)/income, net	(0.1)	0.2

Loss before income taxes	(12.9)	(9.9)
Income tax expense/(benefit)	0.7	(2.8)

Net loss	(13.6)%	(7.1)%

Revenues

Total revenues increased 10.2% to $72,620,000 for the three months ended March 31, 2011 from $65,870,000 for the three months ended March 31, 2010. The breakdown of revenues (dollar amounts in thousands) is as follows:

	Three Months Ended March 31,
	2011	2010	% Change
Domestic
K•Swiss brand	$30,078	$23,404	28.5%
Palladium brand	1,202	536	124.3
Form brand	179	—	100.0

Total domestic	$31,459	$23,940	31.4%

International
K•Swiss brand	$30,699	$33,169	(7.4%)
Palladium brand	10,462	8,761	19.4

Total international	$41,161	$41,930	(1.8%)

Total revenues	$72,620	$65,870	10.2%

K•Swiss brand revenues increased to $60,777,000 for the three months ended March 31, 2011 from $56,573,000 for the three months ended March 31, 2010, an increase of $4,204,000 or 7.4%. The increase in K•Swiss brand domestic sales of 28.5% and the decrease in K•Swiss brand international sales of 7.4% is directionally consistent with the trends in futures orders at December 31, 2010. The increase for the three months ended March 31, 2011 was the result of an increase in average wholesale prices per pair, offset by a decrease in the volume of footwear sold. The volume of footwear sold decreased 3.1% to 1,793,000 pair for the three months ended March 31, 2011 from 1,850,000 pair for the three months ended March 31, 2010. The decrease in the volume of footwear sold for the three months ended March 31, 2011 was primarily the result of a decrease in sales of the lifestyle category of 32.4%, offset by an increase in sales of the performance category of 65.2%. The average wholesale price per pair increased to $29.31 for the three months ended March 31, 2011 from $27.21 for the three months ended March 31, 2010, an increase of 7.7%. The increase in the average wholesale price per pair is attributable primarily to product mix of sales offset slightly by a higher level of sales of closeout product during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Palladium brand revenues increased 25.5% to $11,664,000 for the three months ended March 31, 2011 compared to $9,297,000 for the three months ended March 31, 2010. The increase in Palladium sales for the three months ended March 31, 2011 was due to the increase in worldwide sales in regions other than France. This increase in Palladium brand worldwide sales in regions other than France is due to our continued marketing and selling efforts of Palladium product in these regions beginning in the second half of 2009. The volume of footwear sold increased 21.5% to 320,000 pair for the three months ended March 31, 2011 from 264,000 pair for the three months ended March 31, 2010, due to an increase in sales in regions other than France, as discussed above. The average underlying wholesale price per pair was $36.06 for the three months ended March 31, 2011 and $35.16 for the three months ended March 31, 2010, an increase of 2.6%, attributable primarily to product mix and geographic mix of sales.

Gross Profit Margin

Gross profit margin, as a percentage of revenues, decreased to 39.3% for the three months ended March 31, 2011, from 43.5% for the three months ended March 31, 2010. K•Swiss brand gross profit margin, as a percentage of revenues, was 34.1% for the three months ended March 31, 2011, a decrease from 40.6% for the three months ended March 31, 2010. The decrease was the result of an increase in inventory and royalty reserves and greater discounts given to customers due to production delays by our factories for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Palladium brand gross profit margin, as a percentage of revenues, was 46.6% for the three months ended March 31, 2011, an increase from 46.1% for the three months ended March 31, 2010. Decreases in our gross margin may occur in the future as we are beginning to experience the inflationary pressures of our contract manufacturing in Asia, especially China, with increases in, among other things, labor, raw material and freight/transportation. Our gross profit margin may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses. These warehousing costs were $4,161,000 and $3,700,000 for the three months ended March 31, 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased to $40,783,000 (56.2% of revenues) for the three months ended March 31, 2011, from $35,323,000 (53.6% of revenues) for the three months ended March 31, 2010, an increase of $5,460,000 or 15.5%. The increase in selling, general and administrative expenses for the three months ended March 31, 2011 was a result of increases in advertising expenses and compensation expenses, offset by a decrease in legal expenses. Advertising expenses increased 18.6% for the three months ended March 31, 2011, as a result of strategic efforts to drive revenue in domestic markets. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, increased 21.0% for the three months ended March 31, 2011, as a result of an increase in headcount, a partial reserve of an employee receivable and an increase in stock option compensation expenses. Legal expenses decreased 44.9% for the three months March 31, 2011 as a result of decreased expenses incurred to defend our trademarks. Corporate expenses of $4,098,000 and $4,103,000 for the three months ended March 31, 2011 and 2010, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company. Corporate expenses for the three months ended March 31, 2011 were comparable to the three months ended March 31, 2010, and included a decrease in legal expense offset by an increase in compensation expenses, as discussed above.

Other Income, Interest and Taxes

Other income for the three months ended March 31, 2011 consisted of a $3,000,000 settlement agreement between us and one of our international distributors relating to the termination of this distributor’s contracts. The agreements were terminated as a result of this distributor not performing in accordance with their contracts, and there was no litigation of any claims. In the meantime, we are pursuing relationships with other distributors for this region. The loss of this distributor will not have a significant impact on our revenues or gross margin.

Net interest expense was $61,000 (0.1% of revenues) for the three months ended March 31, 2011 and net interest income was $139,000 (0.2% of revenues) for the three months ended March 31, 2010. The change in net interest expense for the three months ended March 31, 2011 was a result of the amount recognized for the change in the fair value of the Palladium Contingent Purchase Price, lower average balances in cash and investments available for sale, offset by a decrease in interest expense on Palladium debt and slightly higher interest rates earned on cash, restricted cash and investments available for sale and investments available for sale.

Income tax expense for the three months ended March 31, 2011 was $524,000 and the income tax benefit for the three months ended March 31, 2010 was $1,840,000. The income tax benefit for the three months ended March 31, 2010 was ultimately reversed in the third quarter of 2010, as discussed below.

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

At March 31, 2011, we had a net deferred tax asset after valuation allowance of $4,502,000 which consists of $770,000 for U.S. tax losses that will be carried back to the 2008 tax year and foreign net operating losses which are primarily related to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period. The U.S. deferred tax asset was classified as an income tax receivable on December 31, 2010. In March 2011, we were informed by the Internal Revenue Service (“IRS”) that the refund for the carryback of the 2010 loss to the 2008 tax year would not be paid until the conclusion of the 2008 IRS tax audit (see below). We have not recorded a valuation allowance against these assets as we believe it is more-likely-than-not that the income tax receivable will be recognized and the loss carryforward will be utilized. The ultimate realization of the loss carryforward is dependent upon the generation of future taxable income outside of the U.S. during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The deferred tax assets for which valuation allowances were not established relate to foreign jurisdictions where we expect to realize these assets. The accounting for deferred taxes is based upon an estimate of future operating results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

During the second quarter of 2010, we moved into a three year pre-tax cumulative loss but had sufficient objectively verifiable evidence to demonstrate that our U.S. deferred tax asset would be realized, such as strong earnings history, no evidence of tax losses expiring unused and the end of our aggressive advertising campaign during 2010. During the third quarter of 2010, we continued to have the significant weight of the three year pre-tax cumulative loss to overcome. In addition to other significant positive evidence considered in the prior quarter, we decided during the third quarter of 2010 to continue with our aggressive advertising campaign into 2011. As such, we could no longer rely on a decrease in advertising expenses during 2011 to support future profitability sufficient enough to realize our U.S. deferred tax assets in the near future. Therefore, during the third quarter of 2010, we recorded a valuation allowance of $20,222,000 against our U.S. deferred tax assets.

At March 31, 2011, uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $6,522,000 and $1,104,000, respectively, all of which would affect the income tax rate if reversed. During the three months ended March 31, 2011, we recognized income tax expense and interest expense related to uncertain tax positions of $220,000 and $60,000, respectively. During the three months ended March 31, 2010, we recognized income tax expense and interest expense related to uncertain tax positions of $230,000 and $67,000, respectively.

The federal income tax returns for 2006, 2007, 2008 and 2009 and certain state returns for 2007 and 2008 are currently under various stages of audit by the applicable taxing authorities. We received a Notice of Proposed Adjustment from the IRS for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,399,000. This issue has been sent to the IRS Appeal’s office for further consideration. We do not agree with this adjustment and plan to vigorously defend our position. We do not believe that an additional tax accrual is required at this time. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Our material tax jurisdiction is the United States.

The net loss for the three months ended March 31, 2011 was $9,842,000, or $0.28 per share (diluted loss per share), and $4,698,000, or $0.13 per share (diluted loss per share), for the three months ended March 31, 2010.

Futures Orders

At March 31, 2011 and 2010, total futures orders with start ship dates from April 2011 and 2010 through September 2011 and 2010 were approximately $105,156,000 and $72,529,000, respectively, an increase of 45.0%. The 45.0% increase in total futures orders is comprised of a 36.9% increase in the second quarter 2011 futures orders and a 51.0% increase in the third quarter 2011 futures orders. At March 31, 2011 and 2010, domestic futures orders with start ship dates from April 2011 and 2010 through September 2011 and 2010 were approximately $47,164,000 and $29,115,000, respectively, an increase of 62.0%. At March 31, 2011 and 2010, international futures orders with start ship dates from April 2011 and 2010 through September 2011 and 2010 were approximately $57,992,000 and $43,414,000, respectively, an increase of 33.6%. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty.

Liquidity and Capital Resources

We experienced net cash outflows from our operating activities of approximately $40,199,000 and $9,331,000 during the three months ended March 31, 2011 and 2010, respectively. The increase in operating cash outflows for the three months ended March 31, 2011 is due the differences in the amounts of changes in inventories and accounts receivables and the increase in net loss, offset by the differences in the amounts of changes in accounts payable and accrued liabilities, prepaid expenses and other assets and deferred income taxes. The change in inventory was due to the timing of sales to customers and purchases from suppliers. The change in accounts receivable was due to the timing of sales to customers and receipts from customers. The change in accounts payable and accrued liabilities was due to the timing of payments to suppliers. The change in prepaid expenses and other assets was due to changes in premiums or discounts on investments available for sale and restricted investments available for sale, prepaid inventory, prepaid minimum royalty balances and foreign exchange contracts, offset by changes in prepaid endorsement balances. The change in the deferred income taxes was mainly due to the change in the tax valuation allowance.

We had net cash inflows from our investing activities of approximately $14,877,000 for the three months ended March 31, 2011 and net cash outflows of $31,396,000 for the three months ended March 31, 2010. The change in cash inflows from investing activities for the three months ended March 31, 2011 was due to a decrease of purchases of investments available for sale and an increase of proceeds from the maturity or sale of investments available for sale and restricted investments available for sale, offset by changes in restricted cash and cash equivalents. The changes in restricted cash and cash equivalents, restricted investments available for sale and investments available for sale are due to the Company’s strategy to shift to higher yielding liquid investments or liquidation of investments into cash for operating activities.

We had net cash inflows from our financing activities of approximately $5,871,000 and $2,019,000 for the three months ended March 31, 2011 and 2010, respectively. The increase in net cash inflows from financing activities for the three months ended March 31, 2011 was due to an increase in net borrowings on Palladium lines of credit and long-term debt.

In November 2009, the Board of Directors approved a stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock. As of March 31, 2011, $70,000,000 is remaining in this program. We adopted the $70,000,000 program because we believed that depending upon the then-array of alternatives, repurchasing our shares could be a good use of excess cash. We have made purchases under all stock repurchase programs from August 1996 through May 5, 2011 (the day prior to the filing of this Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At March 31, 2011 and December 31, 2010, we had debt outstanding of $6,613,000 and $970,000 (attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), respectively, (excluding outstanding letters of credit of $2,807,000 at March 31, 2011 and $2,362,000 at December 31, 2010).

The terms of and current borrowings under our line of credit with Bank of America, N.A. (the “Bank”) (not including borrowings by Palladium) as of March 31, 2011 was as follows (dollars in thousands):

Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
$ —	$2,807	$18,193	$21,000	Prime - 0.75%, or 2.50%	July 1, 2013

Pursuant to the Loan Agreement between us and the Bank (“Loan Agreement”), we have agreed to secure our obligations under the Facility with securities and other investment property owned by us in certain securities accounts (the “Collateral Accounts,” or our restricted cash and cash equivalents and restricted investments available for sale) and to guarantee the obligations of certain of our foreign subsidiaries under their credit facilities with the Bank, or any affiliate of the Bank. The obligations of the Company under the Loan Agreement are guaranteed by our wholly owned subsidiary, K•Swiss Sales Corp. On April 18, 2011, the Company and K•Swiss Sales Corp. entered into the First Amendment to the Loan Agreement with the Bank which permits us, among other things, to incur borrowings denominated in Euros, Pound Sterling and Canadian Dollars, in addition to borrowings denominated in U.S. Dollars.

The terms of and current borrowing under Palladium’s lines of credit facilities and term loans at March 31, 2011 was as follows (dollars and Euros in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate at March 31, 2011	Expiration Date
Secured lines of credit (1)	$—	$—	$1,907	$1,907	Variable, 2.39% - 3.15%	June 30, 2011
Secured line of credit	6,113	—	—	6,113	Variable, 1.74%	December 31, 2011
Fixed rate loans	498	—	—	498	5.42% - 5.84%	2012 - 2013
Accrued interest	2	—	—	2

	$6,613	$—	$1,907	$8,520

(1)	Under these lines of credit, the facility amount available between January 1 through June 30, 2011 ranges from €1,150 to €1,350 (or approximately $1,625 to $1,907).

There were no letters of credit outstanding under these facilities at March 31, 2011 or December 31, 2010. Interest expense of $15,000 and $40,000 was incurred on Palladium’s bank loans and lines of credit during the three months ended March 31, 2011 and 2010, respectively.

No other material capital commitments existed at March 31, 2011. Depending on our future growth rate, funds may be required by our operating activities. With continued use of our revolving credit facilities, existing cash balances and internally generated funds, we believe our present and currently anticipated sources of capital are sufficient to sustain our anticipated capital needs for the remainder of 2011. At March 31, 2011, we were in compliance with all relevant covenants under our credit facilities.

Our working capital decreased $7,272,000 to $194,966,000 at March 31, 2011 from $202,238,000 at December 31, 2010. Working capital decreased during the three months ended March 31, 2011 mainly due to decreases in cash and cash equivalents and investments available for sale and increases in bank lines of credit, accrued liabilities and trade accounts payable, offset by increases in accounts receivable and inventories.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2011 or 2010, nor did we have any off-balance sheet arrangements outstanding at March 31, 2011 or 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2011 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

Item 1A.	Risk Factors

There have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which Item 1A is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2011, the Company did not repurchase any shares of K•Swiss Class A Common Stock. $70,000,000 remains available for repurchase under the Company’s repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Second Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on March 27, 2009)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock

Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 filed with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. 2009 Stock Incentive Plan (incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the S.E.C. on May 22, 2009)

10.6	K•Swiss Inc. Employee Stock Option Agreement (Officers) Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.7	K•Swiss Inc. Non-Employee Director Stock Option Agreement Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.8	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1993)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 1994)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.16	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.17	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.18	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.19	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated August 1, 2009 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.20	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.21	Employment Agreement between the Registrant and Steven B. Nichols dated as of December 22, 2010 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on December 23, 2010)

10.22	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.23	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.24	Loan Agreement dated June 30, 2010, between the K•Swiss Inc. and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on July 2, 2010)

10.25	First Amendment to Loan Agreement dated April 18, 2011 between K•Swiss Inc., K•Swiss Sales Corp. and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 21, 2011)

10.26	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.27	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.28	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.29	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.30	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.31	Amendment No. 1 to Share Purchase and Shareholders’ Rights Agreement, dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 4, 2009)

10.32	Amendment No. 2 to Share Purchase and Shareholders’ Rights Agreement, dated May 1, 2010 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K•Swiss Inc.

Date: May 5, 2011	By:	/s/ George Powlick
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