Form 10-Q
period 2011-06-30
K SWISS INC
filed 2011-08-04
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at August 3, 2011:

Class A	27,521,971
Class B	8,039,524

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,185	$49,164
Restricted cash and cash equivalents and restricted investments available for sale (Note 3)	22,698	22,918
Investments available for sale (Note 4)	17,730	66,277
Accounts receivable, less allowance for doubtful accounts of $2,107 and $1,780 for June 30, 2011 and December 31, 2010, respectively	40,401	24,040
Inventories	101,120	66,959
Prepaid expenses and other current assets (Note 6)	5,544	5,058
Income taxes receivable (Note 9)	0	770

Total current assets	232,678	235,186

PROPERTY, PLANT AND EQUIPMENT, net (Note 10)	19,663	20,695
OTHER ASSETS
Intangible assets (Notes 5 and 8)	14,715	18,212
Deferred income taxes (Note 9)	4,730	3,913
Other	10,140	10,159

Total other assets	29,585	32,284

Total assets	$281,926	$288,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit (Note 7)	$11,281	$273
Current portion of long-term debt (Note 7)	316	293
Trade accounts payable	28,336	19,111
Accrued income taxes payable	916	203
Accrued liabilities (Note 6)	12,375	13,068

Total current liabilities	53,224	32,948

OTHER LIABILITIES
Long-term debt (Note 7)	173	404
Contingent purchase price (Notes 12 and 13)	4,148	5,799
Other liabilities	14,907	14,101

Total other liabilities	19,228	20,304

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	0	0
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 29,943,588 shares issued, 27,521,971 shares outstanding and 2,421,617 shares held in treasury at June 30, 2011 and 29,761,756 shares issued, 27,340,139 shares outstanding and 2,421,617 shares held in treasury at December 31, 2010	299	298
Class B, convertible – authorized 18,000,000 shares of $0.01 par value; 8,039,524 shares issued and outstanding at June 30, 2011 and December 31, 2010	80	80
Additional paid-in capital	70,993	69,064
Treasury Stock	(58,190)	(58,190)
Retained earnings	190,306	220,174
Accumulated other comprehensive earnings/(loss):
Foreign currency translation	6,879	3,543
Net unrealized loss on hedge derivatives (Note 6)	(929)	(150)
Net unrealized gain on investments available for sale and restricted investments available for sale (Notes 3 and 4)	36	94

Total stockholders’ equity	209,474	234,913

Total liabilities and stockholders’ equity	$281,926	$288,165

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS/LOSS

AND COMPREHENSIVE EARNINGS/LOSS

(Dollar amounts and shares in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Revenues (Note 10)	$138,162	$112,701	$65,542	$46,831
Cost of goods sold (Note 6)	87,129	66,529	43,035	29,305

Gross profit	51,033	46,172	22,507	17,526
Selling, general and administrative expenses (Note 6)	80,613	68,303	39,830	32,980
Impairment on intangibles and goodwill (Notes 5 and 8)	3,689	0	3,689	0

Operating loss (Note 10)	(33,269)	(22,131)	(21,012)	(15,454)
Other income/(expense) (Note 11)	3,000	(3,320)	0	(3,320)
Interest income, net	1,963	367	2,024	228

Loss before income taxes	(28,306)	(25,084)	(18,988)	(18,546)
Income tax expense/(benefit) (Note 9)	1,562	(5,841)	1,038	(4,001)

Net Loss	$(29,868)	$(19,243)	$(20,026)	$(14,545)

Loss per common share (Note 2)
Basic	$(0.84)	$(0.55)	$(0.56)	$(0.41)

Diluted	$(0.84)	$(0.55)	$(0.56)	$(0.41)

Weighted average number of shares outstanding (Note 2)
Basic	35,433	35,164	35,475	35,186

Diluted	35,433	35,164	35,475	35,186

Dividends declared per common share	$0	$0	$0	$0

Net Loss	$(29,868)	$(19,243)	$(20,026)	$(14,545)
Other Comprehensive Earnings/(Loss), net of tax:
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the six months ended June 30, 2011 and 2010, respectively, and net of income taxes of $0 and $0 for the three months ended June 30, 2011 and 2010, respectively	3,336	(6,996)	1,005	(3,876)
Change in deferred (loss)/gain on hedge derivatives, net of income taxes of $0 and $0 for the six months ended June 30, 2011 and 2010, respectively, and net of income taxes of $0 and $0 for the three months ended June 30, 2011 and 2010, respectively	(779)	1,610	187	826
Change in deferred (loss)/gain on investments available for sale and restricted investments available for sale, net of income tax (benefit)/expense of ($30) and $1 for the six months ended June 30, 2011 and 2010, respectively, and net of income tax (benefit) of ($16) and ($5) for the three months ended June 30, 2011 and 2010, respectively	(58)	2	(31)	(10)

Comprehensive Loss	$(27,369)	$(24,627)	$(18,865)	$(17,605)

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(29,868)	$(19,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation/amortization	1,801	1,685
Impairment on intangibles and goodwill	3,689	0
Change in contingent purchase price	(1,651)	3,320
Net loss on disposal of property, plant and equipment	43	0
Deferred income taxes	(787)	(5,868)
Stock-based compensation	1,006	969
Increase in accounts receivable	(16,366)	(2,692)
(Increase)/Decrease in inventories	(34,981)	1,687
Decrease in income taxes receivable	770	0
Decrease/(Increase) in prepaid expenses and other assets	778	(3,904)
Increase in accounts payable and accrued liabilities	10,137	7,468

Net cash used in operating activities	(65,429)	(16,578)

Cash flows from investing activities:
Change in restricted cash and cash equivalents	462	14,266
Purchase of investments available for sale and restricted investments available for sale	(6,310)	(65,053)
Proceeds from the maturity or sale of available for sale securities and restricted investments available for sale	53,416	0
Purchase of property, plant and equipment	(719)	(758)
Proceeds from disposal of property, plant and equipment	31	0

Net cash provided by/(used in) investing activities	46,880	(51,545)

Cash flows from financing activities:
Borrowings under bank lines of credit	22,279	19,315
Repayments on bank lines of credit and long-term debt	(11,480)	(21,359)
Proceeds from stock options exercised	920	535

Net cash provided by/(used in) financing activities	11,719	(1,509)

Effect of exchange rate changes on cash	2,851	(6,110)

Net decrease in cash and cash equivalents	(3,979)	(75,742)

Cash and cash equivalents at beginning of period	49,164	139,663

Cash and cash equivalents at end of period	$45,185	$63,921

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$77	$75
Income taxes	$328	$824

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of June 30, 2011 and the results of its operations and its cash flows for the six and three months ended June 30, 2011 and 2010 have been included for the periods presented. The results of operations and cash flows for the six and three months ended June 30, 2011 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain reclassifications have been made to the 2010 presentation to conform to the 2011 presentation.

2.	Loss per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted loss per share (“EPS”) computations (shares in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2011		2010		2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,433	$(0.84)	35,164	$(0.55)	35,475	$(0.56)	35,186	$(0.41)
Effect of Dilutive Stock Options	0	0.00	0	0.00	0	0.00	0	0.00

Diluted EPS	35,433	$(0.84)	35,164	$(0.55)	35,475	$(0.56)	35,186	$(0.41)

Because the Company had a net loss for the six and three months ended June 30, 2011 and 2010, the number of diluted shares is equal to the number of basic shares at June 30, 2011 and 2010, respectively. Outstanding stock options would have had an anti-dilutive effect on diluted EPS for the six and three months ended June 30, 2011 and 2010. Outstanding stock options with exercise prices greater than the average market price of a share of the Company’s common stock also have an anti-dilutive effect on diluted EPS and were as follows (shares in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Options to purchase shares of common stock	1,160	1,004	1,160	276
Exercise prices	$11.52 to $34.75	$11.52 to $34.75	$11.52 to $34.75	$12.53 to $34.75
Expiration dates	May 2012 to April 2021	May 2012 to May 2020	May 2012 to April 2021	May 2013 to May 2020

3.	Restricted Cash and Cash Equivalents and Restricted Investments Available for Sale

The Company collateralizes its lines of credit (non-Palladium) with the following (in thousands):

	June 30, 2011	December 31, 2010
Restricted cash and cash equivalents	$7,374	$7,835
Restricted investments available for sale:
U.S. Treasury Notes	10,036	15,055
Corporate Notes and Bonds	5,172	0
Accrued interest income	116	28

Total restricted investments available for sale	15,324	15,083

Total restricted cash and cash equivalents and restricted investments available for sale	$22,698	$22,918

The restricted investments are classified as available for sale and are stated at fair value. At June 30, 2011, gross unrealized holding gains were $36,000 and gross unrealized holding losses were $4,000 and at June 30, 2010, gross unrealized holding gains were $54,000. Included in comprehensive income was a change in net unrealized losses of $13,000 for the six months ending June 30, 2011 and a change in net unrealized holding gains of $35,000 for the six months ended June 30, 2010. Included in comprehensive income were changes in net unrealized holding gains of $3,000 and $39,000 for the three months ended June 30, 2011 and 2010, respectively. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security. Investments by contractual maturities as of June 30, 2011 were as follows (in thousands):

Within one year	$21,628
After one year through five years	1,070
After five years through ten years	0
After ten years	0

$22,698

4.	Investments Available for Sale

The Company’s investments are classified as available for sale and are stated at fair value. The Company’s investments available for sale were as follows (in thousands):

	June 30, 2011	December 31, 2010
U.S. Treasury Notes	$5,004	$15,068
U.S. Government Corporations and Agencies	1,502	3,502
Corporate Notes and Bonds	10,991	47,005
Accrued interest income	233	702

Total investments available for sale	$17,730	$66,277

At June 30, 2011 and 2010, gross unrealized holding gains were $24,000 and $132,000, respectively, and gross unrealized holding losses were $2,000 and $146,000, respectively. Included in comprehensive income were changes in unrealized holding losses of $45,000 and $34,000 for the six and three months ended June 30, 2011, respectively. Included in comprehensive income were changes in unrealized holding losses of $33,000 and $49,000 for the six and three months ended June 30, 2010, respectively. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security. Investments by contractual maturities as of June 30, 2011 were as follows (in thousands):

Within one year	$16,225
After one year through five years	1,505
After five years through ten years	0
After ten years	0

$17,730

During the six and three months ended June 30, 2011, the Company received proceeds from the sale of investments available for sale of $23,812,000 and $12,853,000, respectively, and related gains on sale of $12,000 and $6,000, respectively. There were no sales of investments available for sale during the six and three months ended June 30, 2010. Realized gains and losses are recognized using the actual cost of the investment.

5.	Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Goodwill	$4,611	$5,150
Trademarks	12,784	15,742
Less accumulated amortization	(2,680)	(2,680)

Total intangible assets	$14,715	$18,212

The change in the carrying amount of goodwill and intangible assets during the six and three months ended June 30, 2011 was as follows (in thousands):

	Six Months Ended June 30, 2011	Three Months Ended June 30, 2011
Beginning Balance	$18,212	$18,352
Impairment losses – goodwill	(539)	(539)
Impairment losses – trademarks	(3,150)	(3,150)
Foreign currency translation effects	192	52

Ending Balance	$14,715	$14,715

During the second quarter of 2011, after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Form Athletics goodwill and trademarks was impaired. As a result, the Company evaluated the future discounted net cash flows and recognized impairment losses of $3,689,000, which represents a 100% impairment of the Form Athletics goodwill and trademarks, for the six and three months ended June 30, 2011.

The Company performed the annual reassessment and impairment test as of October 1, 2010 of its Palladium intangible assets related to trademarks and determined there was no impairment of its intangible assets. The Company does not believe that a triggering event has occurred through June 30, 2011 to require an updated impairment test. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

At June 30, 2011, forward foreign exchange contracts with a notional value of $21,943,000 were outstanding to exchange various currencies with maturities ranging from July 2011 to March 2012, to sell the equivalent of approximately $5,043,000 in foreign currencies at contracted rates and to buy approximately $16,900,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. At June 30, 2011, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

The fair value of the Company’s derivatives on its Consolidated Balance Sheets were as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2011	December 31, 2010	Balance Sheet Location	June 30, 2011	December 31, 2010
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$253	$244	Accrued liabilities	$640	$671

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the six months ended June 30, 2011 and 2010 were as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$(779)	$1,610	Cost of goods sold	$(124)	$(584)	Selling, general and administrative expenses	$(25)	$68

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$187	$826	Cost of goods sold	$(409)	$(236)	Selling, general and administrative expenses	$(19)	$69

7.	Bank Lines of Credit and Other Debt

At June 30, 2011 and December 31, 2010, the Company had debt outstanding of $11,770,000 and $970,000, respectively, (excluding outstanding letters of credit of $792,000 at June 30, 2011 and $2,362,000 at December 31, 2010).

Debt outstanding under the Company’s Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”) (not including borrowings by Palladium) was $10,824,000 at June 30, 2011 and there were no borrowings at December 31, 2010. The terms of and current borrowings under the Loan Agreement as of June 30, 2011 were as follows (dollars in thousands):

Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
$10,824	$792	$9,384	$21,000	2.74%(1)	July 2011 to October 2011 (2)

(1)	This represents the weighted average interest rate of the current borrowings under the Loan Agreement. The interest is at the Company’s option at (i) the Bank’s prime rate minus 0.75 percentage points, or (ii) IBOR plus 1.25 percentage points.
(2)	This represents the expiration dates of the current borrowings under the Loan Agreement. The Loan Agreement expires July 1, 2013.

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

Palladium debt outstanding under its lines of credit and term loans was $946,000 and $970,000 at June 30, 2011 and December 31, 2010, respectively. The terms of and current borrowings under Palladium’s lines of credit facilities and term loans at June 30, 2011 was as follows (dollars and Euros in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
Secured lines of credit (1)	$422	$0	$1,526	$1,948	Variable, 2.71% to 3.63%	June 30, 2011
Secured line of credit	35	0	5,738	5,773	Variable, 2.07%	December 31, 2011
Fixed rate loans	486	0	0	486	5.42% to 5.84%	2012 to 2013
Accrued interest	3	0	0	3

	$946	$0	$7,264	$8,210

(1)	Under these lines of credit, the facility amount available between January 1 through June 30, 2011 ranged from €1,150 to €1,350 (or approximately $1,660 to $1,948). These lines of credit have been renewed until December 31, 2011 with a facility amount available between July 1 through December 31, 2011 of €1,000 (or approximately $1,443).

Interest expense of $71,000 and $68,000 was incurred on all bank loans and lines of credit during the six months ended June 30, 2011 and 2010, respectively. Interest expense of $56,000 and $28,000 was incurred on all bank loans and lines of credit during the three months ended June 30, 2011 and 2010, respectively.

8.	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the lines of credit, current portion of long-term debt, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The fair value of long-term debt is measured by obtaining the current interest rate from the financial institutions and then comparing that to the actual interest rate owed on the debt. At June 30, 2011, the fair value of the long-term debt is estimated at $172,000.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2011 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted investments available for sale	$15,324	$10,063	$5,261	$0
Investments available for sale	17,730	5,025	12,705	0
Forward exchange contracts – assets	253	0	253	0
Forward exchange contracts – liabilities	640	0	640	0
Contingent purchase price – Palladium (1)	4,148	0	0	4,148

(1)	See Note 12 for further discussion of valuation.

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

During the six and three months ended June 30, 2011, there were no transfers between Level 1, Level 2 and Level 3 measurements. In addition, there were no changes in the valuation technique of assets and liabilities measured on a recurring basis during the six and three months ended June 30, 2011.

The following table provides Form Athletics goodwill, intangible assets and contingent purchase price carried at fair value measured on a non-recurring basis (in thousands):

	June 30, 2011				Six and Three Months Ended June 30, 2011
		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobser- vable Inputs (Level 3)
					Total Gains/ (Losses)
Form Athletics Goodwill (1)	$0	$0	$0	$0	$(539)
Form Athletics Trademarks (1)	0	0	0	0	(3,150)
Form Contingent Purchase Price (2)	0	0	0	0	2,110

(1)	See Note 5 for further discussion of valuation.
(2)	See Note 13 for further discussion of valuation.

9.	Income Taxes

Income tax expense for the six and three months ended June 30, 2011 was $1,562,000 and $1,038,000, respectively, and the income tax benefit for the six and three months ended June 30, 2010 was $5,841,000 and $4,001,000, respectively. The income tax benefit for the six and three months ended June 30, 2010 was ultimately reversed in the third quarter of 2010, as discussed below.

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

At June 30, 2011, the Company had a net deferred tax asset after valuation allowance of $4,730,000 which consists of $770,000 for U.S. tax losses that will be carried back to the 2008 tax year and foreign net operating losses which are primarily related to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period. The U.S. deferred tax asset was classified as an income tax receivable at December 31, 2010. In March 2011, the Company was informed by the Internal Revenue Service (“IRS”) that the refund for the carryback of the 2010 loss to the 2008 tax year would not be paid until the conclusion of the 2008 IRS tax audit (see below). The Company has not recorded a valuation allowance against the net deferred tax asset as the Company believes it is more-likely-than-not that the income tax receivable will be recognized and the loss carryforward will be utilized. The ultimate realization of the loss carryforward is dependent upon the generation of future taxable income outside of the U.S. during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The deferred tax assets for which valuation allowances were not established relate to foreign jurisdictions where the Company expects to realize these assets. The accounting for deferred taxes is based upon an estimate of future operating results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

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

At June 30, 2011, uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $6,732,000 and $1,165,000, respectively, all of which would affect the income tax rate if reversed. During the six and three months ended June 30, 2011, the Company recognized income tax expense related to uncertain tax positions of $430,000 and $210,000, respectively, and interest expense related to uncertain tax positions of $122,000 and $62,000, respectively. During the six and three months ended June 30, 2010, the Company recognized income tax expense related to uncertain tax positions of $370,000 and $140,000, respectively, and interest expense related to uncertain tax positions of $134,000 and $67,000, respectively.

The federal income tax returns for 2006, 2007, 2008 and 2009 and certain state returns for 2007 and 2008 are currently under various stages of audit by the applicable taxing authorities. The Company received a Notice of Proposed Adjustment from the IRS for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,488,000. This issue has been sent to the IRS Appeal’s office for further consideration. The Company does not agree with this adjustment and plans to vigorously defend its position. The Company does not believe that an additional tax accrual is required at this time. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. The Company’s material tax jurisdiction is the United States.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Revenues from unrelated entities (1):
United States	$64,035	$46,644	$32,576	$22,704
EMEA	42,746	39,548	19,261	12,390
Other International	31,381	26,509	13,705	11,737

Total revenues from unrelated entities	$138,162	$112,701	$65,542	$46,831

Inter-geographic revenues:
United States	$2,715	$2,444	$1,388	$1,133
EMEA	1,446	0	1,446	0
Other International	136	67	37	32

Total inter-geographic revenues	$4,297	$2,511	$2,871	$1,165

Total revenues:
United States	$66,750	$49,088	$33,964	$23,837
EMEA	44,192	39,548	20,707	12,390
Other International	31,517	26,576	13,742	11,769
Less inter-geographic revenues	(4,297)	(2,511)	(2,871)	(1,165)

Total revenues	$138,162	$112,701	$65,542	$46,831

Operating (loss)/profit:
United States	$(18,280)	$(14,868)	$(8,125)	$(7,517)
EMEA	(8,854)	(3,025)	(6,631)	(5,341)
Other International	5,328	3,649	1,194	1,381
Less corporate expenses (2)	(11,592)	(8,125)	(7,494)	(4,022)
Eliminations	129	238	44	45

Total operating loss	$(33,269)	$(22,131)	$(21,012)	$(15,454)

	June 30, 2011	December 31, 2010
Long-lived assets (3):
United States	$17,237	$18,271
EMEA	999	993
Other International	1,427	1,431

Total long-lived assets	$19,663	$20,695

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company and are not segment/region specific. Corporate expenses for the six and three months ended June 30, 2011 increased as a result of an impairment charge on the goodwill and intangible assets related to Form Athletics and an increase in compensation expenses, offset by a decrease in legal expenses. The increase in compensation expenses, which includes bonus/incentive related expenses and employee recruiting and relocation expenses, resulted from a partial reserve of an employee receivable, an increase in head count and an increase in stock option compensation expense. The decrease in legal expenses was a result of decreases in expenses incurred to defend the Company’s trademarks.
(3)	Long-lived assets consist of property, plant and equipment, net.

During the six and three months ended June 30, 2011 and 2010, there were no customers that accounted for more than 10% of revenues. At June 30, 2011, approximately 41% of accounts receivable were from six customers. At December 31, 2010, approximately 39% of accounts receivable were from six customers.

11.	Other Income/Expense

During the six months ended June 30, 2011, the Company and one of its international distributors entered into a mutual settlement and termination agreement in which the Company agreed to an early termination of this distributor’s contracts for $3,000,000. This amount was received on February 8, 2011 and was included in Other Income on the Company’s Consolidated Financial Statements. The contracts with this distributor were terminated as a result of this distributor not performing in accordance with their contracts, and there was no litigation. The Company is in the process of securing another distributor for this region. The loss of this distributor will not have a significant impact on the Company’s revenues or gross margin.

Other expense for the six and three months ended June 30, 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated Contingent Purchase Price related to Palladium as described in Note 12.

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

The change in the CPP for the six and three months ended June 30, 2011 and 2010 was as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$3,689	$0	$3,960	$0
Initial recognition of the net present value of the CPP	0	3,320	0	3,320
Change in net present value of the CPP	459	0	188	0

Ending balance	$4,148	$3,320	$4,148	$3,320

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

The acquisition of Form Athletics was recorded as a 100% purchase acquisition and the Form CPP liability was recognized and accordingly, the results of operations of the acquired business were included in the Company’s Consolidated Financial Statements from the date of acquisition. A trademark asset totaling $3,150,000 and goodwill of $539,000, were recognized for the amount of the excess purchase price paid over fair market value of the net assets acquired. The amount of goodwill that was deductible for tax purposes was $507,000 and will be amortized over 15 years. At July 23, 2010, the acquired assets and liabilities assumed in the purchase of Form Athletics was as follows (in thousands):

Balance at July 23, 2010
Inventories	$39
Intangible assets	3,689

Total assets	$3,728

Current liabilities	$18
Form CPP	2,110

Total liabilities	2,128
Contribution by K•Swiss Inc.	1,600

Total stockholders’ equity	1,600

Total liabilities and stockholders’ equity	$3,728

The change in the Form CPP for the six and three months ended June 30, 2011 was as follows (in thousands):

	Six Months Ended June 30, 2011	Three Months Ended June 30, 2011
Beginning balance	$2,110	$2,110
Change in net present value of the Form CPP	(2,110)	(2,110)

Ending balance	$0	$0

During the second quarter of 2011, after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Form Athletics goodwill and trademark was impaired and recognized impairment losses of $3,689,000 (see Note 5) and reversed the Form CPP liability of $2,110,000, which was recognized as interest income.

Form Athletics was established in January 2010 and designs, develops and distributes apparel for mixed martial arts under the Form Athletics brand worldwide. The purchase of Form Athletics was part of an overall strategy to enter the action sports market. Since Form Athletics began operating in early 2010, operating results prior to the Company’s purchase of Form Athletics were not significant and pro forma information was not materially different than what was reported on the Company’s Consolidated Financial Statements.

14.	Recent Accounting Pronouncements

Fair Value Measurement

Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” ensures that U.S. generally accepted accounting principles are aligned with International Accounting Standards. ASU 2011-04 does not modify the requirements for when fair value measurements apply, but rather clarifies on how to measure and disclose fair value under Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurement.” ASU 2011-04 clarifies the following:

•	The highest and best use and valuation premise concepts apply only to nonfinancial assets;

•	The option to measure certain groups of financial assets and liabilities on a net basis;

•	Provides guidance on incorporating certain premiums and discounts in fair value measurement;

•	Provides guidance on measuring the fair value of items classified in shareholders’ equity; and

•	New disclosures include:

•	For both recurring and nonrecurring fair value measurements, the reason for the measurement;

•	All transfers between levels of the fair value hierarchy;

•	For Level 2 fair value measurements, a description of the valuation technique(s) and inputs used in those measurements;

•	For Level 3 fair value measurement:

•	Quantitative information about significant unobservable inputs;

•	Description of the valuation processes;

•	Qualitative discussion about the sensitivity of the measurements;

•	Information about the use of a nonfinancial asset when it differs from the asset’s highest and best use; and

•	The level of fair value hierarchy for assets and liabilities that are not measured at fair value but whose fair value is required to be disclosed.

Any revisions resulting from a change in valuation technique or its application will be accounted for as a change in accounting estimate, in accordance with ASC No. 250, “Accounting Changes and Error Corrections.” If an entity changes a valuation technique and related inputs as a result of applying the amended guidance, then the entity must disclose the change and quantify its total effect, if practicable. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect ASU 2011-04 will have a material impact on its financial position and results of operations, however, it may change certain fair value disclosures.

Comprehensive Income

ASU 2011-05, “Presentation of Comprehensive Income,” improves the comparability of financial reporting and ensures that U.S. generally accepted accounting principles are aligned with International Accounting Standards. ASU 2011-05 requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The components of other comprehensive income (“OCI”) have not changed, nor has the guidance on when OCI items are reclassified to net income, however, ASU 2011-05 requires entities to present all reclassification adjustments to OCI to net income on the face of the statement of comprehensive income. Similarly, ASU 2011-05 does not change the guidance to disclose OCI components gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented or disclosed in the notes to the financial statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. ASU 2011-05 should be applied retrospectively and early adoption is permitted. The Company does not expect ASU 2011-05 will have a material impact on its financial position and results of operations, however, it may change certain disclosures.

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

Overview

Our total revenues increased 22.6% and 40.0% in the six and three months ended June 30, 2011, respectively, from the six and three months ended June 30, 2010, respectively. Our overall gross profit margin, as a percentage of revenues, decreased to 36.9% and 34.3% for the six and three months ended June 30, 2011, respectively, compared to 41.0% and 37.4% for the six and three months ended June 30, 2010, respectively, as a result of an increase in inventory and royalty reserves, greater discounts given to customers due to production delays by our factories and increase in product costs during the six and three months ended June 30, 2011 compared to the six and three months ended June 30, 2010. Our selling, general and administrative expenses increased to $80,613,000 and $39,830,000 for the six and three months ended June 30, 2011, respectively, from $68,303,000 and $32,980,000 for the six and three months ended June 30, 2010, respectively, as a result of increases in advertising, compensation and other warehousing expenses, and for the six months ended June 30, 2011, offset by a decrease in legal expenses. In addition for the six and three months ended June 30, 2011, an impairment charge of $3,689,000 on goodwill and intangible assets related to the trademarks of the Form Athletics brand, offset by a reversal of $2,110,000 of the Form Contingent Purchase Price, which was recorded in interest income, net, were recognized. Other income for the six months ended June 30, 2011 consists of the recognition of $3,000,000 resulting from the settlement and termination of one of our agreements with an international distributor. Other expense for the six and three months ended June 30, 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated Contingent Purchase Price for Palladium. At June 30, 2011, our total futures orders with start ship dates from July 2011 through December 2011 were $89,915,000, an increase of 39.2% from June 30, 2010. Of this amount, domestic futures orders were $37,016,000, an increase of 47.9%, and international futures orders were $52,899,000, an increase of 33.7%. We incurred a net loss for the six months ended June 30, 2011 of $29,868,000 (including other income described above), or $0.84 per diluted share, compared to a net loss of $19,243,000 (including other expense described above), or $0.55 per diluted share for the six months ended June 30, 2010. We incurred a net loss for the three months ended June 30, 2011 of $20,026,000 (including other income described above), or $0.56 per diluted share, compared to a net loss of $14,545,000 (including other expense described above), or $0.41 per diluted share for the three months ended June 30, 2010.

In April 2010 one of our contract manufacturers ceased its operations. As a result we secured production capacity in new facilities during 2010, which caused production delays throughout the remainder of 2010 and 2011, as these facilities gained expertise in producing our product. At June 30, 2011, these production delays have been significantly reduced. Starting in 2011, we began to experience the inflationary pressures of our contract manufacturing in Asia, especially in China, with increases in, among other things, labor, raw materials and freight/transportation. As a result of the increase in these product costs, we have raised selling prices approximately 6% in the United States for all orders received after May 15, 2011, which will mainly affect future order shipments after November 30, 2011.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the Consolidated Statements of Earnings/Loss relative to revenues.

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.1	59.0	65.7	62.6

Gross profit	36.9	41.0	34.3	37.4
Selling, general and administrative expenses	58.3	60.6	60.8	70.4
Impairment on intangibles and goodwill	2.7	0.0	5.6	0.0
Other income/(expense)	2.2	(3.0)	0.0	(7.1)
Interest income, net	1.4	0.3	3.1	0.5

Loss before income taxes	(20.5)	(22.3)	(29.0)	(39.6)
Income tax expense/(benefit)	1.1	(5.2)	1.6	(8.5)

Net loss	(21.6)%	(17.1)%	(30.6)%	(31.1)%

Revenues

Total revenues increased 22.6% to $138,162,000 for the six months ended June 30, 2011 from $112,701,000 for the six months ended June 30, 2010 and total revenues increased 40.0% to $65,542,000 for the three months ended June 30, 2011 from $46,831,000 for the three months ended June 30, 2010. The breakdown of revenues (dollar amounts in thousands) is as follows:

	Six Months Ended June 30,			Three Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Domestic
K•Swiss brand	$61,690	$45,754	34.8%	$31,612	$22,350	41.4%
Palladium brand	1,994	890	124.0	792	354	123.7
Form brand	351	0	0	172	0	0

Total domestic	$64,035	$46,644	37.3%	$32,576	$22,704	43.5%

International
K•Swiss brand	$59,148	$54,665	8.2%	$28,449	$21,496	32.3%
Palladium brand	14,906	11,392	30.8	4,444	2,631	68.9
Form brand	73	0	0	73	0	0

Total international	$74,127	$66,057	12.2%	$32,966	$24,127	36.6%

Total revenues	$138,162	$112,701	22.6%	$65,542	$46,831	40.0%

K•Swiss brand revenues increased to $120,838,0000 and $60,061,000 for the six and three months ended June 30, 2011, respectively, from $100,419,000 and $43,846,000 for the six and three months ended June 30, 2010, respectively, an increase of $20,419,000, or 20.3%, and $16,215,000, or 37.0%, respectively. The increase in K•Swiss brand domestic and international sales of 41.4% and 32.3%, respectively, for the three months ended June 30, 2011, is directionally consistent with the trends in futures orders at March 31, 2011. The increase for the six and three months ended June 30, 2011 was the result of an increase in average wholesale prices per pair and an increase in the volume of footwear sold. The volume of footwear sold increased to 3,666,000 and 1,874,000 pair for the six and three months ended June 30, 2011, respectively, from 3,326,000 and 1,476,000 pair for the six and three months ended June 30, 2010, respectively. The increase in the volume of footwear sold for the three months ended June 30, 2011 was primarily the result of an increase in sales of the performance category of 78.8% and the lifestyle category of 3.1%. The average wholesale price per pair increased to $29.01 and $28.73 for the six and three months ended June 30, 2011, respectively, from $26.85 and $26.39 for the six and three months ended June 30, 2010, respectively, an increase of 8.0% and 8.9%, respectively. The increase in the average wholesale price per pair is attributable primarily to product mix of sales offset slightly by a higher level of sales of closeout product during the six and three months ended June 30, 2011 compared to the six and three months ended June 30, 2010.

Palladium brand revenues increased 37.6% and 75.4% to $16,900,000 and $5,236,000 for the six and three months ended June 30, 2011, respectively, compared to $12,282,000 and $2,985,000 for the six and three months ended June 30, 2010, respectively. The increase in Palladium sales for the six and three months ended June 30, 2011 was due to the increase in worldwide sales in regions other than France. This increase in Palladium brand worldwide sales in regions other than France is due to our continued marketing and selling efforts of Palladium product in these regions beginning in the second half of 2009. The volume of footwear sold increased to 473,000 and 153,000 pair for the six and three months ended June 30, 2011, respectively, from 381,000 and 117,000 pair for the six and three months ended June 30, 2010, respectively, due to an increase in sales in regions other than France, as discussed above. The average underlying wholesale price per pair was $35.35 and $33.85 for the six and three months ended June 30, 2011, respectively, and $32.04 and $25.01 for the six and three months ended June 30, 2010, respectively, an increase of 10.3% and 35.3%, respectively, attributable primarily to product mix, geographic mix of sales and a decrease in closeout product in France, as a percentage of sales, which sell at lower prices.

Gross Profit Margin

Gross profit margin, as a percentage of revenues, decreased to 36.9% and 34.3% for the six and three months ended June 30, 2011, respectively, from 41.0% and 37.4% for the six and three months ended June 30, 2010, respectively. K•Swiss brand gross profit margin, as a percentage of revenues, was 33.1% and 32.2% for the six and three months ended June 30, 2011, respectively, a decrease from 38.6% and 36.0% for the six and three months ended June 30, 2010, respectively. The decrease was the result of an increase in inventory and royalty reserves, greater discounts given to customers due to production delays by our factories and an increase in product costs during the six and three months ended June 30, 2011 compared to the six and three months ended June 30, 2010. In April 2010 one of our contract manufacturers ceased its operations. As a result we secured production capacity in new facilities during 2010, which caused production delays throughout the remainder of 2010 and 2011, as these facilities gained expertise in producing our product. At June 30, 2011, these production delays have been significantly reduced. Starting in 2011, we began to experience the inflationary pressures of our contract manufacturing in Asia, especially in China, with increases in, among other things, labor, raw materials and freight/transportation. As a result of the increase in these product costs, we have raised selling prices approximately 6% in the United States for all orders received after May 15, 2011, which will mainly affect future order shipments after November 30, 2011. Palladium brand gross profit margin, as a percentage of revenues, was 42.9% and 34.7% for the six and three months ended June 30, 2011, an increase from 40.7% and 23.4% for the six and three months ended June 30, 2010, respectively. The increase in gross profit margin is mainly due to a lower percentage of sales of close out product for the six and three months ended June 30, 2011. Our gross profit margin may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses. These warehousing costs were $8,448,000 and $4,287,000 for the six and three months ended June 30, 2011, respectively, compared to $6,810,000 and $3,111,000 for the six and three months ended June 30, 2010, respectively.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased to $80,613,000 (58.3% of revenues) and $39,830,000 (60.8% of revenues) for the six and three months ended June 30, 2011, respectively, from $68,303,000 (60.6% of revenues) and $32,980,000 (70.4% of revenues) for the six and three months ended June 30, 2010, respectively, as a result of increases in advertising, compensation and other warehousing expenses, and for the six months ended June 30, 2011, offset by a decrease in legal expenses. Advertising expenses increased 18.7% and 18.8% for the six and three months ended June 30, 2011, respectively, as a result of strategic efforts to drive revenue in domestic and international markets. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, increased 21.5% and 22.0% for the six and three months ended June 30, 2011, respectively, as a result of an increase in headcount and a partial reserve of an employee receivable. Other warehousing expenses, which do not include compensation expenses, increased 29.1% and 45.1% for the six and three months ended June 30, 2011, respectively, as a result of increases in freight and transportation costs to customers, rent and storage expenses and third party handling fees as a result of an increase in inventory balances, increase in sales, and increase in the number of customers and increase in volume of shipments to customers. Legal expenses decreased 39.9% for the six months June 30, 2011 as a result of decreased expenses incurred to defend our trademarks. Corporate expenses of $7,903,000 and $3,805,000 for the six and three months ended June 30, 2011, respectively, and $8,125,000 and $4,022,000 for the six and three months ended June 30, 2010, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company. The decrease in corporate expenses for the six and three months ended June 30, 2011 was due to the decrease in legal expenses, partially offset by compensation expenses for reasons described above.

Impairment on Intangibles and Goodwill

An impairment charge of $3,689,000 on goodwill and intangible assets related to the Form Athletics brand was recognized in the six and three months ended June 30, 2011, after a review of sales, backlog, cash flows and marketing strategy was undertaken. These impairment charges are included as corporate expenses for 2011 for the six and three months ended June 30, 2011.

Other Income, Interest and Taxes

Other income for the six months ended June 30, 2011 consisted of a $3,000,000 settlement agreement between us and one of our international distributors relating to the termination of this distributor’s contracts. The contracts with this distributor were terminated as a result of this distributor not performing in accordance with their contracts, and there was no litigation. We are in the process of securing another distributor for this region. The loss of this distributor will not have a significant impact on our revenues or gross margin. Other expense for the six and three months ended June 30, 2010 consisted of the recognition of $3,320,000, which represents the net present value of the estimated Contingent Purchase Price for Palladium, as discussed below.

On May 1, 2010, we entered into Amendment No. 2 to the Share Purchase and Shareholders’ Rights Agreement with Palladium to revise the terms of the remaining future purchase price for Palladium payable in 2013. Pursuant to Amendment No. 2, the fair value of the future purchase price for Palladium, i.e. the Contingent Purchase Price (“CPP”), will be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. For the six and three months ended June 30, 2010, we recognized the initial fair value of the CPP of $3,320,000 as other expense in the Consolidated Statement of Earnings/Loss, which represents the net present value of €3,000,000 at June 30, 2010.

Net interest income was $1,963,000 (1.4% of revenues) and $2,024,000 (3.1% of revenue) for the six and three months ended June 30, 2011, respectively, and net interest income was $367,000 (0.3% of revenue) and $228,000 (0.5% of revenues) for the six and three months ended June 30, 2010, respectively. The increase in net interest income for the six and three months ended June 30, 2011 was a primarily a result of the reversal of the Form CPP of $2,110,000 and slightly higher interest rates earned on cash, restricted cash and investments available for sale and investments available for sale, offset by the amount recognized for the change in the fair value of the Palladium CPP, increase in interest expense on debt and lower average balances in cash and investments available for sale.

Income tax expense for the six and three months ended June 30, 2011 was $1,562,000 and $1,038,000, respectively, and the income tax benefit for the six and three months ended June 30, 2010 was $5,841,000 and $4,001,000, respectively. The income tax benefit for the six and three months ended June 30, 2010 was ultimately reversed in the third quarter of 2010, as discussed below.

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

At June 30, 2011, we had a net deferred tax asset after valuation allowance of $4,730,000 which consists of $770,000 for U.S. tax losses that will be carried back to the 2008 tax year and foreign net operating losses which are primarily related to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period. The U.S. deferred tax asset was classified as an income tax receivable at December 31, 2010. In March 2011, we were informed by the Internal Revenue Service (“IRS”) that the refund for the carryback of the 2010 loss to the 2008 tax year would not be paid until the conclusion of the 2008 IRS tax audit (see below). We have not recorded a valuation allowance against the net deferred tax asset as we believe it is more-likely-than-not that the income tax receivable will be recognized and the loss carryforward will be utilized. The ultimate realization of the loss carryforward is dependent upon the generation of future taxable income outside of the U.S. during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The deferred tax assets for which valuation allowances were not established relate to foreign jurisdictions where we expect to realize these assets. The accounting for deferred taxes is based upon an estimate of future operating results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

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

At June 30, 2011, uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $6,732,000 and $1,165,000, respectively, all of which would affect the income tax rate if reversed. During the six and three months ended June 30, 2011, we recognized income tax expense related to uncertain tax positions of $430,000 and $210,000, respectively, and interest expense related to uncertain tax positions of $122,000 and $62,000, respectively. During the six and three months ended June 30, 2010, we recognized income tax expense related to uncertain tax positions of $370,000 and $140,000, respectively, and interest expense related to uncertain tax positions of $134,000 and $67,000, respectively.

The federal income tax returns for 2006, 2007, 2008 and 2009 and certain state returns for 2007 and 2008 are currently under various stages of audit by the applicable taxing authorities. We received a Notice of Proposed Adjustment from the IRS for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,488,000. This issue has been sent to the IRS Appeal’s office for further consideration. We do not agree with this adjustment and plan to vigorously defend our position. We do not believe that an additional tax accrual is required at this time. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Our material tax jurisdiction is the United States.

The net loss for the six months ended June 30, 2011 was $29,868,000, or $0.84 per diluted share, compared to a net loss of $19,243,000, or $0.55 per diluted share for the six months ended June 30, 2010. The net loss for the three months ended June 30, 2011 was $20,026,000, or $0.56 per diluted share, compared to a net loss of $14,545,000, or $0.41 per diluted share for the three months ended June 30, 2010.

Futures Orders

At June 30, 2011 and 2010, total futures orders with start ship dates from July 2011 and 2010 through December 2011 and 2010 were approximately $89,915,000 and $64,601,000, respectively, an increase of 39.2%. The 39.2% increase in total futures orders is comprised of a 48.5% increase in the third quarter 2011 futures orders and an 18.5% increase in the fourth quarter 2011 futures orders. At June 30, 2011 and 2010, domestic futures orders with start ship dates from July 2011 and 2010 through December 2011 and 2010 were approximately $37,016,000 and $25,034,000, respectively, an increase of 47.9%. At June 30, 2011 and 2010, international futures orders with start ship dates from July 2011 and 2010 through December 2011 and 2010 were approximately $52,899,000 and $39,567,000, respectively, an increase of 33.7%. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty.

Liquidity and Capital Resources

We experienced net cash outflows from our operating activities of approximately $65,429,000 and $16,578,000 during the six months ended June 30, 2011 and 2010, respectively. The increase in operating cash outflows for the six months ended June 30, 2011 is due to the differences in the amounts of changes in inventories, accounts receivables, CPP and the increase in net loss, offset by the differences in the amounts of changes in deferred income taxes, prepaid expenses and other assets, impairment on intangibles and goodwill and accounts payable and accrued liabilities. The change in inventory was due to the timing of sales to customers and purchases from suppliers. In addition, during the six months ended June 30, 2011, there was an overall increase in inventory to support strategic initiatives and growth in futures orders. The change in accounts receivable was due to the timing of sales to customers and receipts from customers. The change in accounts payable and accrued liabilities was due to the timing of payments to suppliers. The change in prepaid expenses and other assets was due to changes in premiums or discounts on investments available for sale and restricted investments available for sale, prepaid payments to vendors, prepaid minimum royalty balances and foreign exchange contracts. The change in the deferred income taxes was mainly due to the change in the tax valuation allowance. The change in CPP and impairment of intangibles and goodwill is related to the impairment of Form Athletics goodwill and trademarks and the reversal of the related CPP liability.

We had net cash inflows from our investing activities of approximately $46,880,000 for the six months ended June 30, 2011 and net cash outflows of $51,545,000 for the six months ended June 30, 2010. The change in cash inflows from investing activities for the six months ended June 30, 2011 compared to the same period of the prior year was due to a decrease of purchases of investments available for sale and an increase of proceeds from the maturity or sale of investments available for sale and restricted investments available for sale, offset by changes in restricted cash and cash equivalents. The changes in restricted cash and cash equivalents, restricted investments available for sale and investments available for sale are due to the Company’s strategy to shift to higher yielding liquid investments or liquidation of investments into cash for operating activities.

We had net cash inflows from our financing activities of approximately $11,719,000 for the six months ended June 30, 2011 and net cash outflows from financing activities of $1,509,000 for the six months ended June 30, 2010. The increase in net cash inflows from financing activities for the six months ended June 30, 2011 compared to the same period of the prior year was due to an increase in net borrowings on our lines of credit and long-term debt. The increase in bank borrowings during the six months ended June 30, 2011 is primarily to support inventory growth for strategic initiatives and growth in futures orders, as discussed above, in Europe, as we can borrow funds in Euros, which reduces the Company’s overall exposure to foreign exchange fluctuations.

In November 2009, the Board of Directors approved a stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock. As of June 30, 2011, $70,000,000 is remaining in this program. We adopted the $70,000,000 program because we believed that depending upon the then-array of alternatives, repurchasing our shares could be a good use of excess cash. We have made purchases under all stock repurchase programs from August 1996 through August 3, 2011 (the day prior to the filing of this Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At June 30, 2011 and December 31, 2010, we had debt outstanding of $11,770,000 and $970,000, respectively, (excluding outstanding letters of credit of $792,000 at June 30, 2011 and $2,362,000 at December 31, 2010).

Debt outstanding under our Loan Agreement (the “Loan Agreement)” with Bank of America, N.A. (the “Bank”) (not including borrowings by Palladium) was $10,824,000 at June 30, 2011 and there were no borrowings at December 31, 2010. The terms of and current borrowings under the Loan Agreement as of June 30, 2011 were as follows (dollars in thousands):

Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
$ 10,824	$792	$9,384	$21,000	2.74%(1)	July 2011 to October 2011 (2)

(1)	This represents the weighted average interest rate of the current borrowings under the Loan Agreement. The interest is at our option at (i) the Bank’s prime rate minus 0.75 percentage points, or (ii) IBOR plus 1.25 percentage points.
(2)	This represents the expiration dates of the current borrowings under the Loan Agreement. The Loan Agreement expires July 1, 2013.

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

Palladium debt outstanding under its lines of credit and term loans was $946,000 and $970,000 at June 30, 2011 and December 31, 2010, respectively. The terms of and current borrowings under Palladium’s lines of credit facilities and term loans at June 30, 2011 was as follows (dollars and Euros in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
Secured lines of credit (1)	$422	$0	$1,526	$1,948	Variable, 2.71% to 3.63%	June 30, 2011
Secured line of credit	35	0	5,738	5,773	Variable, 2.07%	December 31, 2011
Fixed rate loans	486	0	0	486	5.42% to 5.84%	2012 to 2013
Accrued interest	3	0	0	3

	$946	$0	$7,264	$8,210

(1)	Under these lines of credit, the facility amount available between January 1 through June 30, 2011 ranged from €1,150 to €1,350 (or approximately $1,660 to $1,948). These lines of credit have been renewed until December 31, 2011 with a facility amount available between July 1 through December 31, 2011 of €1,000 (or approximately $1,443).

Interest expense of $71,000 and $68,000 was incurred on all bank loans and lines of credit during the six months ended June 30, 2011 and 2010, respectively. Interest expense of $56,000 and $28,000 was incurred on all bank loans and lines of credit during the three months ended June 30, 2011 and 2010, respectively.

No other material capital commitments existed at June 30, 2011. Depending on our future growth rate, funds may be required by our operating activities. With continued use of our revolving credit facilities, existing cash balances and internally generated funds, we believe our present and currently anticipated sources of capital (including asset based financing) are sufficient to sustain our anticipated capital needs for the remainder of 2011. At June 30, 2011, we were in compliance with all relevant covenants under our credit facilities.

Our working capital decreased $22,784,000 to $179,454,000 at June 30, 2011 from $202,238,000 at December 31, 2010. Working capital decreased during the six months ended June 30, 2011 mainly due to decreases in investments available for sale and cash and cash equivalents and increases in bank lines of credit and trade accounts payable, offset by increases in inventories and accounts receivable.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the six and three months ended June 30, 2011 or 2010, nor did we have any off-balance sheet arrangements outstanding at June 30, 2011 or 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2011 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the second quarter of 2011, the Company did not repurchase any shares of K•Swiss Class A Common Stock. $70,000,000 remains available for repurchase under the Company’s repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Second Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on March 27, 2009)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 filed with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. 2009 Stock Incentive Plan (incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the S.E.C. on May 22, 2009)

10.6	K•Swiss Inc. Employee Stock Option Agreement (Officers) Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.7	K•Swiss Inc. Non-Employee Director Stock Option Agreement Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.8	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1993)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 1994)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.16	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.17	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.18	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.19	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated August 1, 2009 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.20	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.21	Employment Agreement between the Registrant and Steven B. Nichols dated as of December 22, 2010 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on December 23, 2010)

10.22	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.23	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.24	Loan Agreement dated June 30, 2010, between the K•Swiss Inc. and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on July 2, 2010)

10.25	First Amendment to Loan Agreement dated April 18, 2011 between K•Swiss Inc., K•Swiss Sales Corp. and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 21, 2011)

10.26	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.27	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.28	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.29	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.30	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.31	Amendment No. 1 to Share Purchase and Shareholders’ Rights Agreement, dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 4, 2009)

10.32	Amendment No. 2 to Share Purchase and Shareholders’ Rights Agreement, dated May 1, 2010 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K•Swiss Inc.

Date: August 3, 2011	By:	/s/ George Powlick
George Powlick, Vice President Finance, Chief Administrative Officer, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.