Form 10-Q
period 2011-09-30
K SWISS INC
filed 2011-11-03
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at November 2, 2011:

Class A	27,558,970
Class B	8,039,524

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,419	$49,164
Restricted cash and cash equivalents and restricted investments available for sale (Note 3)	22,702	22,918
Investments available for sale (Note 4)	6,228	66,277
Accounts receivable, less allowance for doubtful accounts of $1,966 and $1,780 for September 30, 2011 and December 31, 2010, respectively	43,298	24,040
Inventories	93,700	66,959
Prepaid expenses and other current assets	10,181	5,058
Income taxes receivable (Note 9)	0	770

Total current assets	213,528	235,186

PROPERTY, PLANT AND EQUIPMENT, net (Note 10)	20,122	20,695
OTHER ASSETS
Intangible assets (Notes 5 and 8)	14,575	18,212
Deferred income taxes (Note 9)	3,853	3,913
Other	4,719	10,159

Total other assets	23,147	32,284

Total assets	$256,797	$288,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit (Note 7)	$15,060	$273
Current portion of long-term debt (Note 7)	284	293
Trade accounts payable	14,822	19,111
Accrued income taxes payable	0	203
Accrued liabilities	22,612	13,068

Total current liabilities	52,778	32,948

OTHER LIABILITIES
Long-term debt (Note 7)	155	404
Contingent purchase price (Notes 12 and 13)	3,886	5,799
Other liabilities	7,610	14,101

Total other liabilities	11,651	20,304

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	0	0
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 29,979,254 shares issued, 27,557,637 shares outstanding and 2,421,617 shares held in treasury at September 30, 2011 and 29,761,756 shares issued, 27,340,139 shares outstanding and 2,421,617 shares held in treasury at December 31, 2010	300	298
Class B, convertible – authorized 18,000,000 shares of $0.01 par value; 8,039,524 shares issued and outstanding at September 30, 2011 and December 31, 2010	80	80
Additional paid-in capital	71,440	69,064
Treasury Stock	(58,190)	(58,190)
Retained earnings	174,888	220,174
Accumulated other comprehensive earnings/(loss):
Foreign currency translation	3,931	3,543
Net unrealized loss on hedge derivatives (Note 6)	(89)	(150)
Net unrealized gain on investments available for sale and restricted investments available for sale (Notes 3 and 4)	8	94

Total stockholders’ equity	192,368	234,913

Total liabilities and stockholders’ equity	$256,797	$288,165

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS/LOSS

AND COMPREHENSIVE EARNINGS/LOSS

(Dollar amounts and shares in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Revenues (Note 10)	$218,194	$174,192	$80,456	$61,491
Cost of goods sold	138,413	102,987	51,631	36,458

Gross profit	79,781	71,205	28,825	25,033
Selling, general and administrative expenses	120,620	106,988	42,357	38,685

Operating loss (Note 10)	(40,839)	(35,783)	(13,532)	(13,652)
Other income/(expense) (Note 11)	3,000	(3,320)	0	0
Interest income/(expense), net	95	170	242	(197)

Loss before income taxes and discontinued operations	(37,744)	(38,933)	(13,290)	(13,849)
Income tax expense (Note 9)	1,904	8,152	342	13,993

Loss from continuing operations	(39,648)	(47,085)	(13,632)	(27,842)
Loss from discontinued operations, less applicable income taxes of $0 and $0 for the nine months ended September 30, 2011 and 2010, respectively, and $0 and $0 for the three months ended September 30, 2011 and 2010, respectively (Note 13)	(5,638)	(492)	(1,786)	(492)

Net Loss	$(45,286)	$(47,577)	$(15,418)	$(28,334)

Loss per common share (Note 2)
Basic:
Loss from continuing operations	$(1.12)	$(1.34)	$(0.38)	$(0.79)
Loss from discontinued operations	(0.16)	(0.01)	(0.05)	(0.01)

Net Loss	$(1.28)	$(1.35)	$(0.43)	$(0.80)

Diluted:
Loss from continuing operations	$(1.12)	$(1.34)	$(0.38)	$(0.79)
Loss from discontinued operations	(0.16)	(0.01)	(0.05)	(0.01)

Net Loss	$(1.28)	$(1.35)	$(0.43)	$(0.80)

Weighted average number of shares outstanding (Note 2)
Basic	35,480	35,192	35,572	35,246

Diluted	35,480	35,192	35,572	35,246

Dividends declared per common share	$0	$0	$0	$0

Net Loss	$(45,286)	$(47,577)	$(15,418)	$(28,334)
Other Comprehensive Earnings/(Loss), net of tax:
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the nine months ended September 30, 2011 and 2010, respectively, and net of income taxes of $0 and $0 for the three months ended September 30, 2011 and 2010, respectively	388	(2,448)	(2,948)	4,548
Change in deferred gain/(loss) on hedge derivatives, net of income taxes of $0 and $0 for the nine months ended September 30, 2011 and 2010, respectively, and net of income taxes of $0 and $0 for the three months ended September 30, 2011 and 2010, respectively	61	309	840	(1,301)
Change in deferred (loss)/gain on investments available for sale and restricted investments available for sale, net of income tax (benefit)/expense of $(44) and $63 for the nine months ended September 30, 2011 and 2010, respectively, and net of income tax (benefit)/expense of $(14) and $61 for the three months ended September 30, 2011 and 2010, respectively	(86)	121	(28)	119

Comprehensive Loss	$(44,923)	$(49,595)	$(17,554)	$(24,968)

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss from continuing operations	$(39,648)	$(47,085)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation/amortization	2,694	2,544
Change in contingent purchase price	198	3,747
Net loss on disposal of property, plant and equipment	33	5
Deferred income taxes	133	9,035
Stock-based compensation	1,319	1,404
Increase in accounts receivable	(19,175)	(16,527)
Increase in inventories	(27,564)	(5,968)
Decrease/(Increase) in income taxes receivable	770	(1,044)
Decrease/(Increase) in prepaid expenses and other assets	1,933	(2,631)
(Decrease)/Increase in accounts payable and accrued liabilities	(886)	7,064

Net cash used in operating activities from continuing operations	(80,193)	(49,456)
Net cash used in discontinued operations	(3,797)	(723)

Net cash used in operating activities	(83,990)	(50,179)

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(5,643)	12,970
Purchase of investments available for sale and restricted investments available for sale	(6,310)	(77,086)
Proceeds from the maturity or sale of available for sale securities and restricted investments available for sale	70,666	21,600
Purchase of Form Athletics (Note 13)	0	(1,600)
Purchase of property, plant and equipment	(2,261)	(1,709)
Proceeds from disposal of property, plant and equipment	41	21

Net cash provided by/(used in) investing activities	56,493	(45,804)

Cash flows from financing activities:
Borrowings under bank lines of credit	31,057	38,576
Repayments on bank lines of credit and long-term debt	(16,528)	(36,931)
Proceeds from stock options exercised	1,059	696

Net cash provided by financing activities	15,588	2,341

Effect of exchange rate changes on cash	164	(1,905)

Net decrease in cash and cash equivalents	(11,745)	(95,547)

Cash and cash equivalents at beginning of period	49,164	139,663

Cash and cash equivalents at end of period	$37,419	$44,116

Supplemental disclosure of cash flow information:
Non-cash investing activities:
On July 23, 2010, the Company purchased the capital stock of Form Athletics. In connection with the acquisition, the assets acquired and liabilities assumed were as follows (Note 13):
Fair value of assets acquired		$39
Fair value of liabilities assumed		(18)
Form Athletics contingent purchase price		(2,110)
Excess fair value over purchase price		3,689

Cash paid on acquisition		$1,600

Cash paid during the period for:
Interest	$181	$102
Income taxes	$572	$993

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of September 30, 2011 and the results of its operations and its cash flows for the nine and three months ended September 30, 2011 and 2010 have been included for the periods presented. The results of operations and cash flows for the nine and three months ended September 30, 2011 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain reclassifications have been made to the 2010 presentation to conform to the 2011 presentation.

2.	Loss per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted loss per share (“EPS”) computations (shares in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2011		2010		2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,480	$(1.28)	35,192	$(1.35)	35,572	$(0.43)	35,246	$(0.80)
Effect of Dilutive Stock Options	0	0.00	0	0.00	0	0.00	0	0.00

Diluted EPS	35,480	$(1.28)	35,192	$(1.35)	35,572	$(0.43)	35,246	$(0.80)

Because the Company had a net loss for the nine and three months ended September 30, 2011 and 2010, the number of diluted shares is equal to the number of basic shares at September 30, 2011 and 2010, respectively. Outstanding stock options would have had an anti-dilutive effect on diluted EPS for the nine and three months ended September 30, 2011 and 2010. Outstanding stock options with either exercise prices or unrecognized compensation cost per share greater than the average market price of a share of the Company’s common stock also have an anti-dilutive effect on diluted EPS and were as follows (shares in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Options to purchase shares of common stock	1,480	1,243	1,712	1,228
Exercise prices	$9.77 to $34.75	$8.24 to $34.75	$5.12 to $34.75	$9.90 to $34.75
Expiration dates	May 2012 to August 2021	May 2012 to August 2020	May 2012 to September 2021	December 2012 to August 2020

3.	Restricted Cash and Cash Equivalents and Restricted Investments Available for Sale

The Company collateralizes its lines of credit (non-Palladium) with the following (in thousands):

	September 30, 2011	December 31, 2010
Restricted cash and cash equivalents	$13,478	$7,835
Restricted investments available for sale:
U.S. Treasury Notes	5,016	15,055
Corporate Notes and Bonds	4,112	0
Accrued interest income	96	28

Total restricted investments available for sale	9,224	15,083

Total restricted cash and cash equivalents and restricted investments available for sale	$22,702	$22,918

The restricted investments are classified as available for sale and are stated at fair value. At September 30, 2011, gross unrealized holding gains were $18,000 and gross unrealized holding losses were $5,000 and at September 30, 2010, gross unrealized holding gains were $67,000. Included in comprehensive income were changes in net unrealized losses of $25,000 and $13,000 for the nine and three months ended September 30, 2011, respectively. Included in comprehensive income were changes in net unrealized holding gains of $44,000 and $9,000 for the nine and three months ended September 30, 2010. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security. Investments by contractual maturities as of September 30, 2011 were as follows (in thousands):

Within one year	$21,631
After one year through five years	1,071
After five years through ten years	0
After ten years	0

$22,702

There were no sales of restricted investments available for sale during the nine and three months ended September 30, 2011 and 2010, respectively.

4.	Investments Available for Sale

The Company’s investments are classified as available for sale and are stated at fair value. The Company’s investments available for sale were as follows (in thousands):

	September 30, 2011	December 31, 2010
Corporate Notes and Bonds	$6,126	$47,005
U.S. Treasury Notes	0	15,068
U.S. Government Corporations and Agencies	0	3,502
Accrued interest income	102	702

Total investments available for sale	$6,228	$66,277

At September 30, 2011 and 2010, gross unrealized holding gains were $2,000 and $178,000, respectively, and gross unrealized holding losses were $3,000 and $25,000, respectively. Included in comprehensive income were changes in unrealized holding losses of $61,000 and $15,000 for the nine and three months ended September 30, 2011, respectively. Included in comprehensive income were changes in unrealized holding gains of $77,000 and $110,000 for the nine and three months ended September 30, 2010, respectively. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security. Investments by contractual maturities as of September 30, 2011 were as follows (in thousands):

Within one year	$6,228
After one year through five years	0
After five years through ten years	0
After ten years	0

$6,228

During the nine months ended September 30, 2011, the Company received proceeds from the sale of investments available for sale of $23,812,000 and recognized a gain on sale of $12,000. There were no sales of investments available for sale during the three months ended September 30, 2011 and the nine and three months ended September 30, 2010. Realized gains and losses are recognized using the actual cost of the investment.

5.	Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Goodwill	$4,611	$5,150
Trademarks	12,644	15,742
Less accumulated amortization	(2,680)	(2,680)

Total intangible assets	$14,575	$18,212

The change in the carrying amount of goodwill and intangible assets during the nine and three months ended September 30, 2011 was as follows (in thousands):

	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2011
Beginning Balance	$18,212	$14,715
Impairment losses – goodwill	(539)	0
Impairment losses – trademarks	(3,150)	0
Foreign currency translation effects	52	(140)

Ending Balance	$14,575	$14,575

During the second quarter of 2011, after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Form Athletics goodwill and trademarks was impaired. As a result, the Company evaluated the future discounted net cash flows and recognized impairment losses of $3,689,000, which represents a 100% impairment of the Form Athletics goodwill and trademarks, for the nine months ended September 30, 2011. During the third quarter of 2011, the Company decided to no longer pursue operating the Form Athletics line of business (see Note 13).

The Company performed the annual reassessment and impairment test as of October 1, 2010 of its Palladium intangible assets related to trademarks and determined there was no impairment of its intangible assets. The Company does not believe that a triggering event has occurred through September 30, 2011 to require an updated impairment test. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

At September 30, 2011, forward foreign exchange contracts with a notional value of $25,691,000 were outstanding to exchange various currencies with maturities ranging from October 2011 to June 2012, to sell the equivalent of approximately $4,891,000 in foreign currencies at contracted rates and to buy approximately $20,800,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. At September 30, 2011, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

The fair value of the Company’s derivatives on its Consolidated Balance Sheets were as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2011	December 31, 2010	Balance Sheet Location	September 30, 2011	December 31, 2010
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$759	$244	Accrued liabilities	$120	$671

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the nine months ended September 30, 2011 and 2010 were as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$61	$309	Cost of goods sold	$(78)	$(552)	Selling, general and administrative expenses	$(20)	$63

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the three months ended September 30, 2011 and 2010 were as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$840	$(1,301)	Cost of goods sold	$46	$32	Selling, general and administrative expenses	$5	$(5)

7.	Bank Lines of Credit and Other Debt

At September 30, 2011 and December 31, 2010, the Company had debt outstanding of $15,449,000 and $970,000, respectively (excluding outstanding letters of credit of $758,000 at September 30, 2011 and $2,362,000 at December 31, 2010).

Debt outstanding under the Company’s Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”) (not including borrowings by Palladium) was $10,197,000 at September 30, 2011 and there were no borrowings at December 31, 2010. The terms of and current borrowings under the Loan Agreement as of September 30, 2011 were as follows (dollars in thousands):

Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
$ 10,197	$758	$10,045	$21,000	2.86% (1)	October 2011 to December 2011 (2)

(1)	This represents the weighted average interest rate of the current borrowings under the Loan Agreement. The interest is at the Company’s option at (i) the Bank’s prime rate minus 0.75 percentage points, or (ii) IBOR plus 1.25 percentage points.
(2)	This represents the maturity dates of the current borrowings under the Loan Agreement. The Loan Agreement expires July 1, 2013.

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

Palladium debt outstanding under its lines of credit and term loans was $5,302,000 and $970,000 at September 30, 2011 and December 31, 2010, respectively. The terms of and current borrowings under Palladium’s lines of credit facilities and term loans at September 30, 2011 was as follows (dollars and Euros in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
Secured lines of credit (1)	$226	$0	$1,134	$1,360	Variable, 2.75% to 3.50%	December 31, 2011
Secured line of credit	4,637	0	801	5,438	Variable, 2.20%	December 31, 2011
Fixed rate loans (2)	435	0	0	435	5.42% to 5.84%	2012 to 2013
Accrued interest (2)	4	0	0	4

	$5,302	$0	$1,935	$7,237

(1)	Under these lines of credit, the facility amount available July 1 through December 31, 2011 is €1,000 (or approximately $1,360).
(2)	At September 30, 2011, the amount classified on the Consolidated Balance Sheet as the current portion of long-term debt was $284, which includes accrued interest, and the amount classified as long-term debt was $155.

Interest expense of $177,000 and $94,000 was incurred on all bank loans and lines of credit during the nine months ended September 30, 2011 and 2010, respectively. Interest expense of $106,000 and $26,000 was incurred on all bank loans and lines of credit during the three months ended September 30, 2011 and 2010, respectively.

8.	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the lines of credit, current portion of long-term debt, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The fair value of long-term debt is measured by obtaining the current interest rate from the financial institutions and then comparing that to the actual interest rate owed on the debt. At September 30, 2011, the fair value of the long-term debt is estimated at $155,000.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2011 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted investments available for sale	$9,224	$5,045	$4,179	$0
Investments available for sale	6,228	0	6,228	0
Forward exchange contracts – assets	759	0	759	0
Forward exchange contracts – liabilities	120	0	120	0
Contingent purchase price – Palladium (1)	3,886	0	0	3,886

(1)	See Note 12 for further discussion of valuation.

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

During the nine and three months ended September 30, 2011, there were no transfers between Level 1, Level 2 and Level 3 measurements. In addition, there were no changes in the valuation technique of assets and liabilities measured on a recurring basis during the nine and three months ended September 30, 2011.

The following table provides Form Athletics goodwill, intangible assets and contingent purchase price carried at fair value measured on a non-recurring basis (in thousands):

	September 30, 2011				Nine Months Ended September 30, 2011
		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
					Total Gains/ (Losses)
Form Athletics Goodwill (1)	$0	$0	$0	$0	$(539)
Form Athletics Trademarks (1)	0	0	0	0	(3,150)
Form Athletics Contingent Purchase Price (2)	0	0	0	0	2,110

(1)	See Note 5 for further discussion of valuation.
(2)	See Note 13 for further discussion of valuation.

9.	Income Taxes

Income tax expense was $1,904,000 and $342,000 for the nine and three months ended September 30, 2011, respectively, and was $8,152,000 and $13,993,000 for the nine and three months ended September 30, 2010, respectively. Income tax expense for the nine and three months ended September 30, 2010 included the recording of a valuation allowance, as discussed below.

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

At September 30, 2011, the Company had a net deferred tax asset after valuation allowance of $3,853,000 which consists of $770,000 for U.S. tax losses that will be carried back to the 2008 tax year and foreign net operating losses which are primarily related to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period. The U.S. deferred tax asset was classified as an income tax receivable at December 31, 2010. In March 2011, the Company was informed by the Internal Revenue Service (“IRS”) that the refund for the carryback of the 2010 loss to the 2008 tax year would not be paid until the conclusion of the 2008 IRS tax audit (see below). The Company has not recorded a valuation allowance against the net deferred tax asset as the Company believes it is more-likely-than-not that the income tax receivable will be recognized and the loss carryforward will be utilized. The ultimate realization of the loss carryforward is dependent upon the generation of future taxable income outside of the U.S. during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The deferred tax assets for which valuation allowances were not established relate to foreign jurisdictions where the Company expects to realize these assets. The accounting for deferred taxes is based upon an estimate of future operating results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

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

At September 30, 2011, gross uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $6,942,000 and $1,229,000, respectively, all of which would affect the income tax rate if reversed. During the nine and three months ended September 30, 2011, the Company recognized income tax expense related to uncertain tax positions of $640,000 and $210,000, respectively, and interest expense related to uncertain tax positions of $185,000 and $63,000, respectively. During the nine and three months ended September 30, 2010, the Company recognized income tax benefit related to uncertain tax positions of $13,000 and $383,000, respectively, and interest expense related to uncertain tax positions of $81,000 for the nine months ended September 30, 2010 and interest income of $53,000 for the three months ended September 30, 2010.

The federal income tax returns for 2006, 2007, 2008 and 2009 and certain state returns for 2007 and 2008 are currently under various stages of audit by the applicable taxing authorities. The Company received a Notice of Proposed Adjustment from the IRS for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,570,000. This issue has been sent to the IRS Appeal’s office for further consideration. The Company does not agree with this adjustment and plans to vigorously defend its position. The Company does not believe that an additional tax accrual is required at this time. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. The Company’s material tax jurisdiction is the United States.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Revenues from unrelated entities (1):
United States	$96,360	$73,659	$32,676	$27,015
EMEA	74,772	60,604	32,048	21,056
Other International	47,062	39,929	15,732	13,420

Total revenues from unrelated entities	$218,194	$174,192	$80,456	$61,491

Inter-geographic revenues:
United States	$4,210	$3,508	$1,646	$1,064
EMEA	1,441	6	(5)	6
Other International	165	103	29	36

Total inter-geographic revenues	$5,816	$3,617	$1,670	$1,106

Total revenues:
United States	$100,570	$77,167	$34,322	$28,079
EMEA	76,213	60,610	32,043	21,062
Other International	47,227	40,032	15,761	13,456
Less inter-geographic revenues	(5,816)	(3,617)	(1,670)	(1,106)

Total revenues	$218,194	$174,192	$80,456	$61,491

Operating (loss)/profit:
United States	$(29,257)	$(26,606)	$(12,887)	$(11,738)
EMEA	(9,534)	(3,731)	(677)	(706)
Other International	7,076	4,533	1,754	884
Less corporate expenses (2)	(10,599)	(11,947)	(3,068)	(3,822)
Eliminations	1,475	1,968	1,346	1,730

Total operating loss	$(40,839)	$(35,783)	$(13,532)	$(13,652)

	September 30, 2011	December 31, 2010
Long-lived assets (3):
United States	$17,283	$18,271
EMEA	1,457	993
Other International	1,382	1,431

Total long-lived assets	$20,122	$20,695

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company and are not segment/region specific. Corporate expenses for the nine and three months ended September 30, 2011 decreased as a result of a decrease in legal and data processing expenses, offset by an increase in compensation expenses for the nine months ended September 30, 2011. The decrease in legal expenses was a result of decreases in expenses incurred to defend the Company’s trademarks. The decrease in data processing expenses was a result of decreases in on-going maintenance expenses. The increase in compensation expenses, which includes bonus/incentive related expenses and employee recruiting and relocation expenses, resulted from a reserve of an employee receivable and an increase in headcount, offset by a decrease in stock option compensation expense.
(3)	Long-lived assets consist of property, plant and equipment, net.

During the nine and three months ended September 30, 2011 and 2010, there were no customers that accounted for more than 10% of revenues. At September 30, 2011, approximately 35% of accounts receivable were from eight customers. At December 31, 2010, approximately 39% of accounts receivable were from six customers.

11.	Other Income/Expense

During the nine months ended September 30, 2011, the Company and one of its international distributors entered into a mutual settlement and termination agreement in which the Company agreed to an early termination of this distributor’s contracts for $3,000,000. This amount was received on February 8, 2011 and is included in Other Income on the Company’s Consolidated Financial Statements. The contracts with this distributor were terminated as a result of this distributor not performing in accordance with their contracts, and there was no litigation. The Company is in the process of securing another distributor for this region. The loss of this distributor will not have a significant impact on the Company’s revenues or gross margin.

Other expense for the nine months ended September 30, 2010 consists of the recognition of $3,320,000, which represents the initial net present value of the estimated Contingent Purchase Price related to Palladium as described in Note 12.

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

The change in the CPP for the nine and three months ended September 30, 2011 and 2010 was as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$3,689	$0	$4,148	$3,320
Initial recognition of the net present value of the CPP	0	3,320	0	0
Change in net present value of the CPP	197	427	(262)	427

Ending balance	$3,886	$3,747	$3,886	$3,747

13.	Form Athletics

On July 23, 2010, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Form Athletics, LLC (“Form Athletics”) and its Members to purchase Form Athletics for $1,600,000 in cash. Form Athletics was established in January 2010 to design, develop and distribute apparel for mixed martial arts under the Form Athletics brand worldwide. The purchase of Form Athletics was part of an overall strategy to enter the action sports market, however, during the third quarter of 2011, the Company decided to no longer pursue operating in this line of business, as discussed below. Operations of Form Athletics have been accounted for and presented as a discontinued operation in the accompanying Consolidated Financial Statements.

Pursuant to the Purchase Agreement, the Company was obligated to pay additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletics’ EBITDA for the twelve months ended December 31, 2012 (“Form CPP”). The purchase price of $1,600,000 and the net present value of the initial estimate of the Form CPP was capitalized. The fair value of the Form CPP was determined each quarter based on the net present value of the current quarter’s projection of Form Athletics’ EBITDA for the twelve months ended December 31, 2012. Any subsequent changes to the Form CPP was recognized as interest income or interest expense during the applicable quarter.

The acquisition of Form Athletics was recorded as a 100% purchase and the Form CPP liability was recognized and accordingly, the results of operations of the acquired business were included in the Company’s Consolidated Financial Statements from the date of acquisition. A trademark asset totaling $3,150,000 and goodwill of $539,000, were recognized for the amount of the excess purchase price paid over fair market value of the net assets acquired. The amount of goodwill that was deductible for tax purposes was $507,000 and will be amortized over 15 years. At July 23, 2010, the acquired assets and liabilities assumed in the purchase of Form Athletics was as follows (in thousands):

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

The change in the Form CPP for the nine months ended September 30, 2011 and the nine and three months ended September 30, 2010 was as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30, 2010
	2011	2010
Beginning balance	$2,110	$0	$0
Initial recognition of the net present value of the Form CPP	0	2,110	2,110
Change in net present value of the Form CPP	(2,110)	0	0

Ending balance	$0	$2,110	$2,110

The operations for Form Athletics for the nine and three months ended September 30, 2011 and 2010 were as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Revenues	$555	$130	$131	$130
Cost of goods sold	905	61	558	61

Gross (loss)/profit	(350)	69	(427)	69
Selling, general and administrative expenses	3,709	561	1,359	561
Impairment on intangibles and goodwill	3,689	0	0	0

Operating loss	(7,748)	(492)	(1,786)	(492)
Interest income, net	2,110	0	0	0

Loss from discontinued operations	$(5,638)	$(492)	$(1,786)	$(492)

14.	Deferred Compensation Plan

During the third quarter of 2011, the Company terminated its deferred compensation plan (the “Plan”) with an effective date of September 30, 2011. At September 30, 2011, the Plan liability of $7,693,000 was reclassified to Accrued Liabilities from Other Liabilities on the Consolidated Balance Sheet. This amount was paid to participants in October 2011. In addition, the cash surrender value of the investment underlying this liability of $5,468,000 has been reclassified to Prepaid Expenses and Other Current Assets from Other Assets on the September 30, 2011 Consolidated Balance Sheet. The proceeds from the liquidation of this investment was received by the Company in October 2011.

15.	Recent Accounting Pronouncements

Fair Value Measurement

Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” ensures that U.S. generally accepted accounting principles are aligned with International Accounting Standards. ASU 2011-04 does not modify the requirements for when fair value measurements apply, but rather clarifies on how to measure and disclose fair value. ASU 2011-04 clarifies the following:

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

Any revisions resulting from a change in valuation technique or its application will be accounted for as a change in accounting estimate. If an entity changes a valuation technique and related inputs as a result of applying the amended guidance, then the entity must disclose the change and quantify its total effect, if practicable. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect ASU 2011-04 will have a material impact on its financial position and results of operations, however, it may change certain fair value disclosures.

Comprehensive Income

ASU 2011-05, “Presentation of Comprehensive Income,” improves the comparability of financial reporting and ensures that U.S. generally accepted accounting principles are aligned with International Accounting Standards. ASU 2011-05 requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The components of other comprehensive income (“OCI”) have not changed, nor has the guidance on when OCI items are reclassified to net income, however, entities are required to present all reclassification adjustments to OCI to net income on the face of the statement of comprehensive income. Similarly, ASU 2011-05 does not change the guidance to disclose OCI components gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented or disclosed in the notes to the financial statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. ASU 2011-05 should be applied retrospectively and early adoption is permitted. The Company does not expect ASU 2011-05 will have a material impact on its financial position and results of operations, however, it may change certain disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in the reports and documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel and boots for consumers and endorsers; market acceptance of all our product offerings; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, demographics and demand for our product, and various market factors described above; the amount of consumer disposable income; the availability of credit facilities for our customers and/or the stability of credit markets; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and timely commercialization; fluctuations in the price, availability and quality of raw materials; the loss of, or reduction in, sales to a significant customer or distributor; the success, willingness to purchase and financial resources of our customers; pressure to decrease the prices of our products; the ability to secure and protect trademarks, patents, and other intellectual property; inadvertent and nonwillful infringement on others’ trademarks, patents and other intellectual property; difficulties in implementing, operating, maintaining, and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in maintaining SAP information management software; interruptions in data and communication systems; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; the continued operation and ability of our manufacturers to satisfy our production requirements; our ability to secure sufficient manufacturing capacity, or the loss of, or reduction in, manufacturing capacity from significant suppliers; responsiveness of customer service; adverse publicity; concentration of credit risk to a few customers; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased material and/or labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; a limited number of our stockholders can exert significant influence over the Company; transitional challenges of integrating newly acquired companies into our business; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

Our total revenues increased 25.3% and 30.8% in the nine and three months ended September 30, 2011, respectively, from the nine and three months ended September 30, 2010, respectively. Our overall gross profit margin, as a percentage of revenues, decreased to 36.6% and 35.8% for the nine and three months ended September 30, 2011, respectively, compared to 40.9% and 40.7% for the nine and three months ended September 30, 2010, respectively, as a result of an increase in inventory reserves, greater discounts given to customers due to production delays by our factories, as discussed below, an increase in product costs, an increase in sales of closeout product and an increase in the provision for unused molds, compared to the nine and three months ended September 30, 2010, and for the nine months ended September 30, 2011, an increase in reserves against minimum royalties owed. Our selling, general and administrative expenses increased to $120,620,000 and $42,357,000 for the nine and three months ended September 30, 2011, respectively, from $106,988,000 and $38,685,000 for the nine and three months ended September 30, 2010, respectively. The increase for the nine months ended September 30, 2011 was a result of increases in compensation, advertising and other warehousing expenses, offset by a decrease in legal expenses. The increase for the three months ended September 30, 2011 was a result of increases in compensation and other warehousing expenses, offset by a decrease in advertising expenses. Other income for the nine months ended September 30, 2011 consists of the recognition of $3,000,000 resulting from the settlement and termination of one of our agreements with an international distributor. Other expense for the nine months ended September 30, 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated Contingent Purchase Price for Palladium. At September 30, 2011, our total futures orders with start ship dates from October 2011 through March 2012 were $76,598,000, a decrease of 4.2% from September 30, 2010. Of this amount, domestic futures orders were $26,494,000, a decrease of 24.1%, and international futures orders were $50,104,000, an increase of 11.3%. We incurred a net loss for the nine months ended September 30, 2011 of $45,286,000 (including other income described above), or $1.28 per diluted share, compared to a net loss of $47,577,000 (including other expense described above), or $1.35 per diluted share for the nine months ended September 30, 2010. We incurred a net loss for the three months ended September 30, 2011 of $15,418,000, or $0.43 per diluted share, compared to a net loss of $28,334,000, or $0.80 per diluted share for the three months ended September 30, 2010.

During the third quarter of 2011, we decided to no longer pursue operating in the Form Athletics line of business, and accordingly Form Athletics is presented as a discontinued operation in the Consolidated Financial Statements.

In April 2010 one of our contract manufacturers ceased its operations. As a result we secured production capacity in new facilities during 2010, which caused production delays throughout the remainder of 2010 and 2011, as these facilities gained expertise in producing our product. At September 30, 2011, these production delays have been significantly reduced. Starting in 2011, we began to experience the inflationary pressures of our contract manufacturing in Asia, especially in China, with increases in, among other things, labor, raw materials and freight/transportation. As a result of the increase in these product costs, we have raised selling prices approximately 6% in the United States for all orders received after May 15, 2011, which will mainly affect future order shipments after November 30, 2011.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the Consolidated Statements of Earnings/Loss relative to revenues.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.4	59.1	64.2	59.3

Gross profit	36.6	40.9	35.8	40.7
Selling, general and administrative expenses	55.3	61.4	52.7	62.9
Other income/(expense)	1.4	(1.9)	0.0	0.0
Interest income/(expense), net	0.0	0.1	0.3	(0.3)

Loss before income taxes and discontinued operations	(17.3)	(22.3)	(16.6)	(22.5)
Income tax expense	0.9	4.7	0.4	22.8
Loss from discontinued operations, net of income taxes	(2.6)	(0.3)	(2.2)	(0.8)

Net loss	(20.8)%	(27.3)%	(19.2)%	(46.1)%

Revenues

Total revenues increased 25.3% to $218,194,000 for the nine months ended September 30, 2011 from $174,192,000 for the nine months ended September 30, 2010 and total revenues increased 30.8% to $80,456,000 for the three months ended September 30, 2011 from $61,491,000 for the three months ended September 30, 2010. The breakdown of revenues (dollar amounts in thousands) is as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Domestic
K•Swiss brand	$92,824	$71,172	30.4%	$31,134	$25,418	22.5%
Palladium brand	3,536	2,487	42.2	1,542	1,597	(3.4)

Total domestic	$96,360	$73,659	30.8%	$32,676	$27,015	21.0%

International
K•Swiss brand	$89,148	$77,847	14.5%	$30,000	$23,182	29.4%
Palladium brand	32,686	22,686	44.1	17,780	11,294	57.4

Total international	$121,834	$100,533	21.2%	$47,780	$34,476	38.6%

Total revenues	$218,194	$174,192	25.3%	$80,456	$61,491	30.8%

K•Swiss brand revenues increased to $181,972,000 and $61,134,000 for the nine and three months ended September 30, 2011, respectively, from $149,019,000 and $48,600,000 for the nine and three months ended September 30, 2010, respectively, an increase of $32,953,000, or 22.1%, and $12,534,000, or 25.8%, respectively. The increase in K•Swiss brand domestic and international sales of 22.5% and 29.4%, respectively, for the three months ended September 30, 2011, is directionally consistent with the trends in futures orders at June 30, 2011. The increase in sales for the nine and three months ended September 30, 2011 was the result of an increase in average wholesale prices per pair and an increase in the volume of footwear sold. The volume of footwear sold increased to 5,590,000 and 1,924,000 pair for the nine and three months ended September 30, 2011, respectively, from 4,848,000 and 1,522,000 pair for the nine and three months ended September 30, 2010, respectively. The increase in the volume of footwear sold for the three months ended September 30, 2011 was primarily the result of an increase in sales of the performance category of 68.7% and the lifestyle category of 1.8%. The average wholesale price per pair increased to $28.90 and $28.67 for the nine and three months ended September 30, 2011, respectively, from $27.04 and $27.46 for the nine and three months ended September 30, 2010, respectively, an increase of 6.9% and 4.4%, respectively. The increase in the average wholesale price per pair is attributable primarily to product mix of sales offset slightly by a higher level of sales of closeout product during the nine and three months ended September 30, 2011 compared to the nine and three months ended September 30, 2010.

Palladium brand revenues increased to $36,222,000 and $19,322,000 for the nine and three months ended September 30, 2011, respectively, from $25,173,000 and $12,891,000 for the nine and three months ended September 30, 2010, respectively, an increase of $11,049,000, or 43.9%, and $6,431,000, or 49.9%, respectively. The increase in Palladium sales for the nine and three months ended September 30, 2011 was primarily due to the increase in worldwide sales in regions other than France. This increase in Palladium brand worldwide sales in regions other than France is due to our continued marketing and selling efforts of Palladium product in these regions beginning in the second half of 2009. The volume of footwear sold increased to 811,000 and 338,000 pair for the nine and three months ended September 30, 2011, respectively, from 633,000 and 252,000 pair for the nine and three months ended September 30, 2010, respectively, due primarily to an increase in sales in regions other than France, as discussed above. The average underlying wholesale price per pair was $44.30 and $56.81 for the nine and three months ended September 30, 2011, respectively, and $39.52 and $50.82 for the nine and three months ended September 30, 2010, respectively, an increase of 12.1% and 11.8%, respectively, attributable primarily to product mix and geographic mix of sales, offset by an increase in closeout product in France, as a percentage of sales, which sell at lower prices.

Gross Profit Margin

Gross profit margin, as a percentage of revenues, decreased to 36.6% and 35.8% for the nine and three months ended September 30, 2011, respectively, from 40.9% and 40.7% for the nine and three months ended September 30, 2010, respectively. K•Swiss brand gross profit margin, as a percentage of revenues, was 31.9% and 29.4% for the nine and three months ended September 30, 2011, respectively, a decrease from 36.9% and 33.2% for the nine and three months ended September 30, 2010, respectively. The decrease was the result of an increase in inventory reserves, greater discounts given to customers due to production delays by our factories, an increase in product costs, an increase in sales of closeout product and an increase in the provision for unused molds during the nine and three months ended September 30, 2011 compared to the nine and three months ended September 30, 2010, and for the nine months ended September 30, 2011, an increase in royalty reserves. In April 2010 one of our contract manufacturers ceased its operations. As a result we secured production capacity in new facilities during 2010, which caused production delays throughout the remainder of 2010 and 2011, as these facilities gained expertise in producing our product. At September 30, 2011, these production delays have been significantly reduced. Starting in 2011, we began to experience the inflationary pressures of our contract manufacturing in Asia, especially in China, with increases in, among other things, labor, raw materials and freight/transportation. As a result of the increase in these product costs, we have raised selling prices approximately 6% in the United States for all orders received after May 15, 2011, which will mainly affect future order shipments after November 30, 2011.

Palladium brand gross profit margin, as a percentage of revenues, was 42.6% and 42.4% for the nine and three months ended September 30, 2011, respectively, and 42.5% and 44.2% for the nine and three months ended September 30, 2010, respectively. Palladium product costs have also increased during 2011, however, in certain regions, primarily Europe, we were able to raise selling prices for selected styles. The decrease in gross profit margin for the three months ended September 30, 2011 is mainly due to increased product costs, increase in the provision for unused molds and an increase in sales of closeout product in France, offset by increases in certain selling prices.

Our gross profit margin may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses. These warehousing costs were $12,941,000 and $4,517,000 for the nine and three months ended September 30, 2011, respectively, compared to $10,225,000 and $3,415,000 for the nine and three months ended September 30, 2010, respectively.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased to $120,620,000 (55.3% of revenues) and $42,357,000 (52.7% of revenues) for the nine and three months ended September 30, 2011, respectively, from $106,988,000 (61.4% of revenues) and $38,685,000 (62.9% of revenues) for the nine and three months ended September 30, 2010, respectively. The increase for the nine months ended September 30, 2011 was a result of increases in compensation, advertising and other warehousing expenses, offset by a decrease in legal expenses. The increase for the three months ended September 30, 2011 was a result of increases in compensation and other warehousing expenses, offset by a decrease in advertising expenses. Advertising expenses increased 7.3% for the nine months ended September 30, 2011, as a result of strategic efforts to drive revenue in domestic and international markets for the Palladium brand. Advertising expenses decreased 3.7% for the three months ended September 30, 2011, as a result of a decrease in spending for the K-Swiss brand, offset by an increase in spending for the Palladium brand as a result of strategic efforts to drive revenue in domestic and international markets. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, increased 19.2% and 20.5% for the nine and three months ended September 30, 2011, respectively, as a result of an increase in headcount, reserve of an employee receivable and severance related expenses.

Other warehousing expenses, which do not include compensation expenses, increased 31.5% and 37.2% for the nine and three months ended September 30, 2011, respectively, as a result of increases in freight and transportation costs to customers, rent and storage expenses and third party handling fees as a result of an increase in inventory balances, increase in sales, an increase in the number of customers and increase in volume of shipments to customers. Legal expenses decreased 40.4% for the nine months September 30, 2011 as a result of decreased expenses incurred to defend our trademarks. Corporate expenses of $10,599,000 and $3,068,000 for the nine and three months ended September 30, 2011, respectively, and $11,947,000 and $3,822,000 for the nine and three months ended September 30, 2010, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company. Corporate expenses for the nine and three months ended September 30, 2011 decreased as a result of a decrease in legal and data processing expenses, offset by an increase in compensation expenses for the nine months ended September 30, 2011. The decrease in legal expenses was a result of decreases in expenses incurred to defend the Company’s trademarks. The decrease in data processing expenses was a result of decreases in on-going maintenance expenses. The increase in compensation expenses, which includes bonus/incentive related expenses and employee recruiting and relocation expenses, resulted from a reserve of an employee receivable and an increase in headcount, offset by a decrease in stock option compensation expense.

Other Income, Interest and Taxes

Other income for the nine months ended September 30, 2011 consisted of a $3,000,000 settlement agreement between us and one of our international distributors relating to the termination of this distributor’s contracts. The contracts with this distributor were terminated as a result of this distributor not performing in accordance with its contracts, and there was no litigation. We are in the process of securing another distributor for this region. The loss of this distributor will not have a significant impact on our revenues or gross margin. Other expense for the nine months ended September 30, 2010 consisted of the recognition of $3,320,000, which represents the initial net present value of the estimated Contingent Purchase Price for Palladium, as discussed below.

On May 1, 2010, we entered into Amendment No. 2 to the Share Purchase and Shareholders’ Rights Agreement with Palladium to revise the terms of the remaining future purchase price for Palladium payable in 2013. Pursuant to Amendment No. 2, the fair value of the future purchase price for Palladium, i.e. the Contingent Purchase Price (“CPP”), will be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. For the nine months ended September 30, 2010, we recognized the initial fair value of the CPP of $3,320,000 as other expense in the Consolidated Statement of Earnings/Loss, which represents the net present value of €3,000,000 at September 30, 2010.

Net interest income was $95,000 (0.0% of revenues) and $242,000 (0.3% of revenues) for the nine and three months ended September 30, 2011, respectively, and net interest income was $170,000 (0.1% of revenues) and net interest expense was $197,000 (0.3% of revenues) for the nine and three months ended September 30, 2010, respectively. The decrease in net interest income for the nine months ended September 30, 2011 was due to lower average balances on cash and investments available for sale and an increase in interest expense on debt, offset by the change in fair value of the Palladium CPP and slightly higher interest rates earned on cash, restricted cash and restricted investments available for sale and investments available for sale. The increase in net interest income for the three months ended September 30, 2011 was due to the change in fair value of the Palladium CPP, offset by lower average balances on cash and investments available for sale and an increase in interest expense on debt.

Income tax expense was $1,904,000 and $342,000 for the nine and three months ended September 30, 2011, respectively, and was $8,152,000 and $13,993,000 for the nine and three months ended September 30, 2010, respectively. Income tax expense for the nine and three months ended September 30, 2010 included the recording of a valuation allowance, as discussed below.

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

At September 30, 2011, we had a net deferred tax asset after valuation allowance of $3,853,000 which consists of $770,000 for U.S. tax losses that will be carried back to the 2008 tax year and foreign net operating losses which are primarily related to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period. The U.S. deferred tax asset was classified as an income tax receivable at December 31, 2010. In March 2011, we were informed by the Internal Revenue Service (“IRS”) that the refund for the carryback of the 2010 loss to the 2008 tax year would not be paid until the conclusion of the 2008 IRS tax audit (see below). We have not recorded a valuation allowance against the net deferred tax asset as we believe it is more-likely-than-not that the income tax receivable will be recognized and the loss carryforward will be utilized. The ultimate realization of the loss carryforward is dependent upon the generation of future taxable income outside of the U.S. during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The deferred tax assets for which valuation allowances were not established relate to foreign jurisdictions where we expect to realize these assets. The accounting for deferred taxes is based upon an estimate of future operating results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

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

At September 30, 2011, gross uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $6,942,000 and $1,229,000, respectively, all of which would affect the income tax rate if reversed. During the nine and three months ended September 30, 2011, we recognized income tax expense related to uncertain tax positions of $640,000 and $210,000, respectively, and interest expense related to uncertain tax positions of $185,000 and $63,000, respectively. During the nine and three months ended September 30, 2010, we recognized income tax benefit related to uncertain tax positions of $13,000 and $383,000, respectively, and interest expense related to uncertain tax positions of $81,000 for the nine months ended September 30, 2010 and interest income of $53,000 for the three months ended September 30, 2010.

The federal income tax returns for 2006, 2007, 2008 and 2009 and certain state returns for 2007 and 2008 are currently under various stages of audit by the applicable taxing authorities. We received a Notice of Proposed Adjustment from the IRS for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,570,000. This issue has been sent to the IRS Appeal’s office for further consideration. We do not agree with this adjustment and plan to vigorously defend our position. We do not believe that an additional tax accrual is required at this time. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Our material tax jurisdiction is the United States.

The net loss for the nine months ended September 30, 2011 was $45,286,000, or $1.28 per diluted share, compared to a net loss of $47,577,000, or $1.35 per diluted share for the nine months ended September 30, 2010. The net loss for the three months ended September 30, 2011 was $15,418,000, or $0.43 per diluted share, compared to a net loss of $28,334,000, or $0.80 per diluted share for the three months ended September 30, 2010.

Futures Orders

At September 30, 2011 and 2010, total futures orders with start ship dates from October 2011 and 2010 through March 2012 and 2011 were approximately $76,598,000 and $79,915,000, respectively, a decrease of 4.2%. The 4.2% decrease in total futures orders is comprised of a 12.3% increase in the fourth quarter 2011 futures orders and an 11.4% decrease in the first quarter 2012 futures orders. At September 30, 2011 and 2010, domestic futures orders with start ship dates from October 2011 and 2010 through March 2012 and 2011 were approximately $26,494,000 and $34,894,000, respectively, a decrease of 24.1%. At September 30, 2011 and 2010, international futures orders with start ship dates from October 2011 and 2010 through March 2012 and 2011 were approximately $50,104,000 and $45,021,000, respectively, an increase of 11.3%. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty.

Liquidity and Capital Resources

We experienced net cash outflows from our continuing operations of approximately $80,193,000 and $49,456,000 during the nine months ended September 30, 2011 and 2010, respectively. The increase in cash outflows from continuing operations for the nine months ended September 30, 2011 is due to the differences in the amounts of changes in inventories, deferred income taxes, accounts payable and other accrued liabilities, CPP and accounts receivable, offset by the decrease in net loss and the differences in the amounts of changes in prepaid expenses and other assets and income tax receivable. The change in inventory was due to the timing of sales to customers and purchases from suppliers. In addition, during the nine months ended September 30, 2011, there was an overall increase in inventory to support strategic initiatives and growth in futures orders. The change in the deferred income taxes was mainly due to the change in the tax valuation allowance and change in income tax receivable, see discussion below. The change in accounts payable and accrued liabilities was due to the timing of payments to suppliers. The change in CPP is related to the change in fair value of the Palladium CPP liability. The change in accounts receivable was due to the timing of sales to customers and receipts from customers. The change in prepaid expenses and other assets was due to changes in premiums or discounts on investments available for sale and restricted investments available for sale, prepaid payments to vendors, prepaid minimum royalty balances, lease deposits, prepaid endorsement contracts and employee loans, offset by changes in foreign exchange contracts. The change in income tax receivable was mainly due to the classification of the 2008 US net loss carryback to deferred taxes in 2011.

We had net cash inflows from our investing activities of approximately $56,493,000 for the nine months ended September 30, 2011 and net cash outflows of $45,804,000 for the nine months ended September 30, 2010. The change in cash inflows from investing activities for the nine months ended September 30, 2011 compared to the same period of the prior year was due to a decrease of purchases of investments available for sale, an increase of proceeds from the maturity or sale of investments available for sale and restricted investments available for sale and the purchase of Form Athletics in the prior year period, offset by changes in restricted cash and cash equivalents and an increase in the purchase of property, plant and equipment. The changes in restricted cash and cash equivalents, restricted investments available for sale and investments available for sale are due to the Company’s strategy to shift to higher yielding liquid investments or liquidation of investments into cash for operating activities.

We had net cash inflows from our financing activities of approximately $15,588,000 and $2,341,000 for the nine months ended September 30, 2011 and 2010, respectively. The increase in net cash inflows from financing activities for the nine months ended September 30, 2011 compared to the same period of the prior year was due to an increase in net borrowings on our lines of credit and long-term debt. The increase in bank borrowings during the nine months ended September 30, 2011 was primarily to support inventory growth for strategic initiatives and growth in futures orders in Europe, as discussed above, as we can borrow funds in Euros, which reduces the Company’s overall exposure to foreign exchange fluctuations.

In November 2009, the Board of Directors approved a stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock. As of September 30, 2011, $70,000,000 is remaining in this program. We adopted the $70,000,000 program because we believed that depending upon the then-array of alternatives, repurchasing our shares could be a good use of excess cash. We have made purchases under all stock repurchase programs from August 1996 through November 2, 2011 (the day prior to the filing of this Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At September 30, 2011 and December 31, 2010, we had debt outstanding of $15,449,000 and $970,000, respectively, (excluding outstanding letters of credit of $758,000 at September 30, 2011 and $2,362,000 at December 31, 2010).

Debt outstanding under our Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”) (not including borrowings by Palladium) was $10,197,000 at September 30, 2011 and there were no borrowings at December 31, 2010. The terms of and current borrowings under the Loan Agreement as of September 30, 2011 were as follows (dollars in thousands):

Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate		Expiration Date
$ 10,197	$758	$10,045	$21,000	2.86	% (1)	October 2011 to December 2011 (2)

(1)	This represents the weighted average interest rate of the current borrowings under the Loan Agreement. The interest is at our option at (i) the Bank’s prime rate minus 0.75 percentage points, or (ii) IBOR plus 1.25 percentage points.
(2)	This represents the maturity dates of the current borrowings under the Loan Agreement. The Loan Agreement expires July 1, 2013.

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

Palladium debt outstanding under its lines of credit and term loans was $5,302,000 and $970,000 at September 30, 2011 and December 31, 2010, respectively. The terms of and current borrowings under Palladium’s lines of credit facilities and term loans at September 30, 2011 was as follows (dollars and Euros in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
Secured lines of credit (1)	$226	$0	$1,134	$1,360	Variable, 2.75% to 3.50%	December 31, 2011
Secured line of credit	4,637	0	801	5,438	Variable, 2.20%	December 31, 2011
Fixed rate loans (2)	435	0	0	435	5.42% to 5.84%	2012 to 2013
Accrued interest (2)	4	0	0	4

	$5,302	$0	$1,935	$7,237

(1)	Under these lines of credit, the facility amount available July 1 through December 31, 2011 is €1,000 (or approximately $1,360).
(2)	At September 30, 2011, the amount classified on the Consolidated Balance Sheet as the current portion of long-term debt was $284, which includes accrued interest, and the amount classified as long-term debt was $155.

Interest expense of $177,000 and $94,000 was incurred on all bank loans and lines of credit during the nine months ended September 30, 2011 and 2010, respectively. Interest expense of $106,000 and $26,000 was incurred on all bank loans and lines of credit during the three months ended September 30, 2011 and 2010, respectively.

No other material capital commitments existed at September 30, 2011. With continued use of our revolving credit facilities, existing cash balances and internally generated funds, we believe our present and currently anticipated sources of capital (including asset based financing) are sufficient to sustain our anticipated capital needs for the remainder of 2011. At September 30, 2011, we were in compliance with all relevant covenants under our credit facilities. Our liquidity goal for 2012 is to at least maintain present liquidity levels. This will require reducing our inventory to historical levels and significantly reducing our operating losses toward breakeven. In this regard, we have begun implementing a major cost reduction program, including significant reductions in personnel and advertising and promotion. Lastly, we are negotiating with banks to replace our existing domestic loan facility with an asset based line of credit to increase the amount of credit available to us.

Our working capital decreased $41,488,000 to $160,750,000 at September 30, 2011 from $202,238,000 at December 31, 2010. Working capital decreased during the nine months ended September 30, 2011 mainly due to decreases in investments available for sale, cash and cash equivalents and trade accounts payable, offset by increases in inventories, accounts receivable, bank lines of credit, accrued liabilities and prepaid expenses and other current assets.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the nine and three months ended September 30, 2011 or 2010, nor did we have any off-balance sheet arrangements outstanding at September 30, 2011 or 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2011 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of 2011, the Company did not repurchase any shares of K•Swiss Class A Common Stock. $70,000,000 remains available for repurchase under the Company’s repurchase program.

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

K•Swiss Inc.

Date: November 2, 2011	By:	/s/ George Powlick
George Powlick, Vice President Finance, Chief Administrative Officer, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.