Form 10-K
period 2011-12-31
K SWISS INC
filed 2012-02-17
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Large accelerated filer  ☐         Accelerated filer  ☒         Non-accelerated filer  ☐         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the Class A Common Stock on the Nasdaq Global Select Market on such date was $289,016,391.

The number of shares of the Registrant’s Class A Common Stock outstanding at February 16, 2012 was 27,561,304 shares. The number of shares of the Registrant’s Class B Common Stock outstanding at February 16, 2012 was 8,039,524 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2012 Annual Stockholders Meeting are incorporated by reference into Part III.

K·SWISS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

Item 1.	Business

Company History and General Strategy

K•Swiss Inc. designs, develops and markets an array of footwear, apparel and accessories for athletic, high performance sports and fitness activities and casual wear under the K•Swiss brand. Since July 2008, we also design, develop and market footwear for adventurers for all terrains under the Palladium brand. Revenues by brand for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
K•Swiss brand	$224,769	$185,513	$217,181
Palladium brand	43,588	31,253	23,548

Total revenue	$268,357	$216,766	$240,729

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

On December 30, 1986, K•Swiss was purchased by an investment group led by our current Chairman of the Board and President, Steven Nichols. Thereafter we recruited experienced management and reduced manufacturing costs by increasing offshore production and entering into new, lower cost purchasing arrangements. Our products are manufactured to our specifications by overseas suppliers predominately in Asia, including the People’s Republic of China (“China”), Thailand, Vietnam and Indonesia. In June 1991 and September 1992, we established operations in Taiwan and Europe, respectively, to broaden our distribution on a global scale.

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

In July 2008, we purchased a 57% equity interest in Palladium for a total purchase price of €5,350,000, or approximately $8,448,000 (including a loan of €3,650,000, or approximately $5,764,000). In June 2009, we purchased the remaining 43% equity interest in Palladium for €5,000,000 (or $7,034,000) plus a variable future purchase price, i.e. the Contingent Purchase Price (“CPP”), the terms of which were amended in May 2010. In May 2010, we revised the terms of the remaining future purchase price to be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. Excluding the initial recognition of the CPP, any change in CPP is based on the change in net present value of the €3,000,000 and the current quarter’s EBITDA projection, and will be recognized as interest income or interest expense during the current quarter. The fair value of the CPP at December 31, 2011 was $3,793,000 (or €2,886,000).

In July 2010, we entered into a Membership Interest Purchase Agreement with Form Athletics, LLC (“Form Athletics”) and its Members to purchase Form Athletics for $1,600,000 in cash and additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletics’ EBITDA for the twelve months ended December 31, 2012 (“Form CPP”). During 2011, we decided to no longer pursue operating in this line of business and recognized impairment losses of $3,689,000 on the Form Athletics goodwill and trademark and reversed the Form CPP liability of $2,110,000. Operations of the Form Athletics brand have been accounted for and presented as a discontinued operation in the accompanying financial information.

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

Our lifestyle category emphasizes the Classic and its derivatives. The lifestyle category evolved from a shoe called the Classic, which was originally developed in 1966 as a high-performance tennis shoe. Since that time, the Classic has become a popular casual shoe. The upper of the Classic includes only three separate pieces of leather, which allows for a relatively simple manufacturing process and yields a product with few seams. This simple construction improves the shoe’s comfort, fit and durability. We have from time to time incorporated certain technical advances in materials and construction, but the Classic has remained relatively unchanged in style since 1966, and continues to be the Company’s single most important product. In 2000, we successfully launched the Classic Luxury Edition and in 2009, we re-mastered and re-launched the original Classic, which is currently sold in the market today. In the third quarter of 2012, we plan to begin selling the Clean Classic, which is a sleeker version of the Classic without stripes and D-rings.

The performance category emphasizes performance running, as well as tennis and training. In 2008, we entered the performance running segment with an emphasis on performance innovation. In 2009, we entered into a three year agreement to be the Official Run Course Sponsor (for footwear and apparel) of certain Ironman events. In 2010 and 2011, we were the Presenting Sponsor of the Los Angeles Marathon.

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

Revenues, by product category, for the years ended December 31, 2011, 2010 and 2009, are as follows (dollar amounts in thousands). Most styles within the lifestyle and performance categories are offered in men’s (approximately 58% of 2011 revenues), women’s (approximately 29% of 2011 revenues) and children’s (approximately 13% of 2011 revenues). There were no customers that accounted for more than 10% of total revenues during 2011. See Note N to our Consolidated Financial Statements.

	2011		2010		2009
K•Swiss Brand Category	$	%	$	%	$	%
Lifestyle	$92,168	43%	$102,911	58%	$152,905	73%
Performance	105,183	49	59,674	34	47,811	23
Other (1)	15,978	8	13,831	8	8,961	4

Total	$213,329	100%	$176,416	100%	$209,677	100%

Domestic (2, 3)	$109,487	51%	$86,730	49%	$99,482	47%

Foreign (2, 3)	$103,842	49%	$89,686	51%	$110,195	53%

(1)	Other consists of apparel and accessories.

(2)	For purposes of this table, revenues do not include other domestic income and fees earned on sales by foreign licensees and distributors.

(3)	Included in “Total.”

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

Sales

We sell our products through our sales executives and independent sales representatives primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores and also through a number of foreign distributors. See “Risk Factors: Our financial success is limited to the success of our customers” and “Risk Factors: The loss of a significant customer, or a significant reduction in our sales to such a customer, could adversely affect our sales and results of operations.” We also sell our products through our website and retail locations which are becoming increasingly important sales channels to us particularly in light of our limited distribution. The following table sets forth revenue by sales channels, as a percentage of product revenues, for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Wholesale	77%	76%	81%
Distributor	13	14	13
Retail	7	7	4
Web	3	3	2

Total	100%	100%	100%

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

Our footwear products are sold domestically through 42 independent regional sales representatives and 14 Company-employed sales managers. The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products. These sales personnel sold to approximately 2,900, 2,400 and 2,300 separate accounts as of December 31, 2011, 2010 and 2009, respectively.

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

International Marketing

In 1991, we established a sales management team in Asia which provides certain regional marketing materials and print and television advertising to our distributors. We have distributors in certain Pacific Rim countries and other international markets. Distributors of our products are generally contractually obligated to spend specific amounts on advertising and promotion of our products. We control the nature and content of these promotions. Certain distributors operate retail stores that sell exclusively K•Swiss branded product. In addition, we operate our own retail stores in Taiwan, Hong Kong and Japan that sell exclusively K•Swiss branded product.

To expand the sales and marketing of our products into Europe, we opened our own office in the Netherlands in 1992. Our product is sold through Company-employed sales managers, independent sales representatives and distributors. Our European marketing uses a variety of media distribution including television advertisements, which are distributed through each region’s major network channels, print media, social and online media, in-store merchandising and local publicity events and sponsorships.

Internationally, at December 31, 2011, K•Swiss had the exclusive right to market our products in 124 countries through 8 international subsidiaries and 29 distributors.

Distribution

We purchase footwear from independent manufacturers located in Asia. The time required to fill new orders placed by us with our manufacturers is approximately five months. Such footwear is generally shipped in ocean containers and delivered to our facilities.

We maintain 309,000 square feet of warehouse space at a leased facility in Mira Loma, California. See “Item 2. Properties.” In some cases, large customers may receive containers of footwear directly from the manufacturer. We ship by package express or truck from California, depending upon the size of order, customer location and availability of inventory. Distribution to European customers and certain other European distributors is based out of a public distribution facility in the Netherlands. Distribution to our customers and retail locations in Taiwan and Hong Kong are based out of public distribution facilities in Taipei, Taiwan and Kwai Chung, Hong Kong, respectively. We generally arrange shipment of other international orders directly from our independent manufacturers.

We maintain an open-stock inventory on certain products which permits us to ship to retailers on an “at-once” basis in response to orders placed by mail, fax, toll-free telephone call or electronically. We have made a significant investment in computer equipment that provides on-line capability to determine open-stock availability for shipment. Additionally, products can be ordered under our “futures” program. See “Marketing – Advertising and Promotion.”

Product Design and Development

We maintain offices in California, Taiwan and the Netherlands that include a staff of individuals responsible for the product direction for each regional market. All design activities occur in our Corporate Office in Westlake Village, California. Additionally, individuals located in our Taiwan, China, Thailand, Vietnam and Indonesia offices are responsible for the execution of the design and detailed development of new styles for all global regions. The staff receives guidance from our management team in California, who meet regularly to review sales, consumer and market trends.

Manufacturing

In 2011, approximately 60%, 21%, 17% and 2% of our footwear products were manufactured in China, Thailand, Vietnam and Indonesia, respectively. In April 2010 one of our contract manufacturers, which was one of only three manufacturers utilized by us at that time in our global supply chain, ceased its operations. While we were able to secure production capacity in new facilities during 2010, we experienced production delays throughout the remainder of 2010 and through a portion of 2011, as these facilities gained expertise in producing our product. At this time, these production delays have been significantly reduced. Although we have no long-term manufacturing agreements and compete with other athletic shoe companies for production facilities (including companies that are much larger than us), we believe our relationships with our footwear producers are satisfactory and that we have the ability to develop, over time, alternative sources for our footwear. Our operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers. Starting in 2011, we began to experience the inflationary pressures of our contract manufacturing in Asia, especially in China, with increases in, among other things, labor, raw materials and freight/transportation. As a result of the increases in these product costs, we raised selling prices approximately 6% in the United States for all orders received after May 15, 2011, which mainly affected shipments after November 30, 2011. See “Risk Factors: Fluctuations in the price, availability and quality of raw materials could cause delay and increase costs,” “Risk Factors: Because we rely on independent manufacturers to produce our products, our sales and profitability may be adversely affected if our independent manufacturers fail to meet pricing, product quality and timeliness requirements or terminate their operations or if we are unable to obtain some components used in our products from limited supply sources or experience supply chain disruptions” and “Risk Factors: Because a large portion of our imported products are manufactured in China, our profitability may be adversely affected if the United States government takes action against China for its concern over the level of intellectual property rights protection and enforcements available in China.”

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

During 2011, our apparel and accessory products were manufactured in Bangladesh, China, El Salvador, Hong Kong, Korea, Malaysia, Singapore, Taiwan, Thailand, the United States and Vietnam by certain manufacturers selected by us.

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

Our footwear products entering the United States are subject to customs duties which range from 8.5% to 10.0% of factory cost on footwear made principally of leather, to duties on synthetic and textile footwear ranging from 6.0% to 20.0% plus, for certain styles, $0.90 per pair. Our footwear products, manufactured in China, entering the European Union are subject to customs duties at 8.0% of landed cost on footwear with uppers made principally of leather and a duty rate of 16.8% for synthetic upper footwear. Our footwear products, manufactured in Thailand, entering the European Union are subject to customs duties which range from 3.5% to 4.5% of landed cost on footwear with uppers made principally of leather and a duty rate of 11.9% for synthetic upper footwear. Currently, approximately 66% of our footwear volume is derived from sales of leather footwear and approximately 34% of our footwear volume is derived from sales of synthetic and textile footwear.

Futures Orders

Futures orders as of any date, represents orders scheduled to be shipped within the next six months. Futures orders do not include orders scheduled to be shipped on or prior to that date. At December 31, 2011 and 2010, total futures orders with start ship dates from January through June 2012 and 2011 were approximately $73,138,000 and $92,904,000, respectively, representing a decrease of 21.3% at December 31, 2011. The 21.3% decrease in total futures orders is comprised of a 3.9% decrease in the first quarter 2012 futures orders and a 48.5% decrease in the second quarter 2012 futures orders. At December 31, 2011 and 2010, domestic futures orders with start ship dates from January through June 2012 and 2011 were approximately $21,879,000 and $45,216,000, respectively, representing a decrease of 51.6% at December 31, 2011. At December 31, 2011 and 2010, international futures orders with start ship dates from January through June 2012 and 2011 were approximately $51,259,000 and $47,688,000, respectively, representing an increase of 7.5% at December 31, 2011. The decrease in the domestic futures orders is attributable to the general decline in the K•Swiss brand and the launch of a new product, the Clean Classic series, compared to futures orders for Tubes product in the prior year, which was a mature product offering. International futures orders increased primarily due to the increase in European futures orders partially offset by a decrease in futures orders in Asia.

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

In the past, we have increased our emphasis on product lines beyond our Classic model as we have introduced products in such highly competitive categories as court, boating, outdoor and children’s shoes and we entered the higher end priced running category in 2008. See “Products – Footwear.” There can be no assurance that we will penetrate these or other new markets or maintain the market share we have established to date.

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

Trademarks and Patents

We utilize trademarks on all our products and believe our products are more marketable on a long-term basis when identified with distinctive markings. The K•SWISS and PALLADIUM trademarks are registered in the United States and many other countries. Our Shield Emblem, the Five-Stripe Design, and the Palladium Round Logo trademarks are also registered in the United States and certain foreign countries. In a very few countries, the Five-Stripe Design trademark is not registered because local trademark officials consider it to be ornamental. We selectively seek to register the names of our shoes, logos and the names given to certain of our technical and performance innovations, including the names ULTRA-NATURAL and SHOCK SPRING. We have obtained patents in the United States and selected foreign countries for certain inventions incorporated into our products. We work constantly to secure and improve protection for our trademarks and other intellectual property. We vigorously defend our trademarks and patent rights against infringement worldwide and employ independent security consultants to assist in such protection. To date, we are not aware of any significant trademark counterfeiting problems regarding our products. However, see “Risk Factors: Because a large portion of our imported products are manufactured in China, our profitability may be adversely affected if the United States government takes action against China for its concern over the level of intellectual property rights protection and enforcements available in China” and “Risk Factors: Our competitive position could be harmed if we are unable to protect our intellectual property rights. Counterfeiting of our brands can divert sales and damage our brand image.”

Employees

At December 31, 2011, we employed a total of 609 persons, comprised of 211 persons in the United States, 271 persons in China, Hong Kong, Japan, Taiwan, Thailand, Vietnam and Indonesia, 118 persons in France, Germany, the Netherlands and the United Kingdom and 9 persons elsewhere.

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

We believe our ability to compete effectively depends on a number of factors, including anticipating and responding to changing consumer preferences, demographics and demands in a timely manner, maintaining brand reputation and authenticity, performance and product reliability, developing high quality products that appeal to consumers, appropriately pricing our products, providing strong and effective marketing support, ensuring product availability, providing quality customer service, adopting new technologies, maintaining and effectively assessing our distribution channels, and anticipating and responding to actions by our competitors, as well as many other factors beyond our control. Because many of these factors are not within our control, we may not be able to compete successfully in the future. Increased competition may result in price reductions, reduced profit margins, loss of market share, and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, each of which would adversely affect our business.

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

If we continue to incur significant losses and are unable to access sufficient working capital from our operations or through external financings, our liquidity would be impaired.

We have incurred substantial net losses in each of the last three fiscal years. As reflected in our financial statements, we have experienced net losses of $67,485,000, $68,212,000 and $27,962,000 for the years ended December 31, 2011, 2010 and 2009, respectively. As a result the total amount of our cash and cash equivalents, restricted cash and cash equivalents and restricted investments available for sale, and investments available for sale declined from $207,423,000 at December 31, 2008 to $53,360,000 at December 31, 2011. In addition, while we had no funded debt at December 31, 2008, our borrowings under our revolving line of credit with Bank of America, N.A. have increased to $9,716,000 at December 31, 2011. Our Loan Agreement with Bank of America expires July 1, 2013 and there is no assurance that it will be renewed or renewed with favorable terms. The negative cash flow we have sustained has reduced our working capital and continued negative cash flow would materially and negatively affect our ability to fund our operations. While we have taken and continue to take actions intended to improve our results, including implementing a major cost reduction program in which we reduced compensation costs, advertising and promotion costs and inventories, the availability of necessary working capital is subject to many factors beyond our control. Such factors include, among others, our ability to obtain additional financing, our ability to increase revenues and to reduce our losses from operations, economic conditions, market acceptance of our products, the intensity of competition in our markets and the level of demand for our products. In an effort to increase the amount of credit available to us, we have accepted a proposal from a financial institution for a $35,000,000 asset based facility to replace our existing facility, which is discussed above. This asset based facility has a term of four years and bears a variable rate of interest based either upon prime, Federal Funds or LIBOR. Entry into this new facility remains subject to, among other things, satisfactory due diligence by this financial institution. If we are unable to secure this facility, reduce our operating losses and significantly reduce our inventories, our liquidity would be impaired.

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

The consumer environment has been particularly challenging over the last several years and especially so in Europe, where our operations are significant, due to the risk surrounding the current European debt crisis and stability of the Euro and European Union. Disruptions in the overall economy and financial markets could further reduce consumer income, liquidity, credit and confidence in the economy and result in further reductions in consumer spending. Further deterioration of the consumer spending environment and increases in the unemployment rate may result in reduced demand for our products, which would be harmful to our financial position and results of operations.

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

While no customer accounted for more than 10% of our total revenues in 2011, we do have significant customers. The loss of any of these customers, or a significant reduction in our sales to any of these customers, could adversely affect our sales and results of operations. In addition, if any such customer becomes insolvent or otherwise fails to pay its debts, it could have an adverse affect on our results of operations.

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

If we decrease the price that we charge for our products, we will earn lower gross margins and our revenues and profitability will be adversely affected.

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

During 2008 and 2009, worldwide economic conditions deteriorated in many countries and regions in which we operate, resulting in weak equity markets, tightening of business credit and liquidity, a contraction of consumer credit, business failures, increased unemployment and declines in consumer confidence and spending. Despite more positive trends beginning in the second half of 2009, the current turmoil in the sovereign debt markets as a result of the European debt crisis has resulted in general market uncertainty and in worsening economic conditions particularly in Europe. If global economic and financial market conditions remain uncertain and/or weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

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

We operate offices and sell products in numerous countries outside the United States. Our revenue earned from international markets represents approximately 56%, 57% and 58% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, all of our footwear products are manufactured abroad and we have suppliers located in China, Thailand, Vietnam and Indonesia. Our athletic footwear sales and manufacturing operations are subject to the risks of doing business abroad. These risks include:

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

If these risks limit or prevent us from selling or manufacturing products in any significant international market, prevent us from acquiring products from our foreign suppliers or significantly increasing the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed. Although we enter into certain forward currency exchange contracts to hedge the risk of exchange rate fluctuations, these steps may not fully protect us against this risk and we may incur losses.

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

We depend upon independent manufacturers to manufacture our products in a timely and cost-efficient manner while maintaining specified quality standards. We also compete with other larger companies for production capacity of independent manufacturers that produce our products. We rely heavily on manufacturing facilities located in Asia. In 2011, approximately 60%, 21%, 17% and 2% of our K•Swiss brand footwear manufacturing occurred in China, Thailand, Vietnam and Indonesia, respectively. We also rely upon the availability of sufficient production capacity at our manufacturers. Timely delivery of product may be impacted by factors such as weather conditions, disruption of the transportation systems or shipping lines used by our suppliers, or uncontrollable factors such as natural disasters, epidemic diseases, terrorism and war. It is essential that our manufacturers deliver our products in a timely manner and in accordance with our quality standards because our orders may be cancelled by customers if agreed-upon delivery windows are not met or products are not of agreed-upon quality. Inflationary pressures, including increased labor costs, that are experienced by our independent contract manufacturers, may result in increased costs to us. A failure by one or more of our manufacturers to meet established criteria for pricing, product quality or timely delivery or the termination of operations by any one of our manufacturers could adversely impact our sales and profitability.

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

We rely on warehouses in Mira Loma, California, Rotterdam, the Netherlands, Taipei, Taiwan and Kwai Chung, Hong Kong. We also rely on the timely performance of services provided by third parties (i.e. Netherlands public distribution facility, freight delivery carriers) at these facilities. Any natural disaster or other serious disruption at either of these facilities due to fire, earthquake, flood, terrorist attack or any other natural or manmade cause could damage a portion of our inventory or impair our ability to use our warehouse as a docking location for product. Any of these occurrences could impair our ability to adequately supply our customers and negatively impact our operating results.

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

Our success is largely dependent upon the efforts of Steven Nichols, our President, Chief Executive Officer and Chairman of the Board, and certain other key executives. Although we have entered into an employment agreement with Mr. Nichols that expires in December 2015, the loss of his and/or other key executive’s services would have a material adverse effect on our business and prospects. Our success also depends to a significant degree upon the continued services of our personnel. Accordingly, our continued success will depend on our ability to attract, retain and motivate qualified management, marketing, technical and sales personnel. These people are in high demand and often have competing employment opportunities. The labor market for skilled employees is highly competitive due to limited supply, and we may lose key employees or be forced to increase their compensation. Employee turnover could significantly increase our training and other related employee costs. The loss of the services of any key personnel or our inability to attract additional personnel could have a material adverse effect on our ability to manage our business.

A limited number of our stockholders can exert significant influence over the Company.

At December 31, 2011, the Company’s President, Chief Executive Officer and Chairman of the Board, Steven Nichols, held approximately 92.7% of the voting power of our Class B Common Stock and approximately 69.1% of total voting power. This voting power permits Mr. Nichols to exert significant influence over the outcome of stockholder votes, including votes concerning the election of a certain class of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We depend on our computer and communications systems.

We extensively utilize computer and communications systems to operate our Internet business and manage our internal operations including without limitation, demand and supply planning, and inventory control. Despite our preventative efforts, our information technology systems and websites are vulnerable from time to time to damage or interruption from, among other things, power loss, telecommunications failure, failure of our computer system or other interruption caused by weather, natural disasters or similar events, any of which could disrupt our operations and result in lost sales. In addition, hackers and computer viruses have disrupted operations at many major companies. We may be vulnerable to similar acts of sabotage. Any breach of our systems may result in the loss of valuable business data, our customers’ or employees’ personal information or a disruption of our business, which could give rise to unwanted media attention, damage our customer relationships and reputation and result in lost sales, fines or lawsuits. In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal data. An inability to maintain compliance with these regulatory standards could subject us to legal risks.

We rely on our management information systems to operate our business and to track our operating results. Our management information systems will require maintenance, modification and refinement as our business needs change. If we experience a significant system failure or if we are unable to maintain and modify our management information systems to respond to changes in our business needs, then our ability to properly run our business could be adversely affected.

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

We lease a 309,000 square foot distribution facility in Mira Loma, California. We use this facility as our main distribution center. The effective monthly commitment for this facility is approximately $114,000. In July 2008, we exercised an option under the lease to extend the term of the lease until January 2015.

We also lease office space of approximately 14,000 square feet in Haarlem, the Netherlands, which is our primary European headquarters. The effective monthly commitment for this office space is approximately $21,000. During 2010, we extended the lease until March 2016, and at that time it can be renewed for an additional five years. In addition, we contract with a third party public distribution facility in Rotterdam, the Netherlands, to manage our inventory destined to European customers.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The executive officers of K•Swiss are as follows:

Name	Age at December 31, 2011	Position
Steven Nichols	69	Chairman of the Board, Chief Executive Officer and President
Edward Flora	60	Chief Operating Officer
Lee Green	58	Corporate Counsel
David Nichols	42	Executive Vice President
George Powlick	67	Vice President of Finance, Chief Administrative Officer, Chief Financial Officer, Secretary and Director
Kimberly Scully	44	Corporate Controller
Brian Sullivan	58	Vice President of National Accounts

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

K•Swiss Inc.’s Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers (now the Nasdaq Global Select Market) upon completion of our initial public offering. Per share high and low sales prices (in dollars) for the quarterly periods during 2011 and 2010 as reported by Nasdaq were as follows:

	March 31,	June 30,	September 30,	December 31,
2011
Low	$8.75	$9.33	$4.20	$2.47
High	13.04	12.48	11.79	4.99
2010
Low	$8.63	$8.80	$10.13	$11.03
High	11.30	14.53	13.19	12.94

The Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol KSWS.

The number of stockholders of record of the Class A Common Stock on January 31, 2012 was 120. However, based on available information, we believe that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 4,300.

There is currently no established public trading market for our Class B Common Stock. The number of stockholders of record of the Class B Common Stock on January 31, 2012 was 9.

Stock Price Performance Graph

The Stock Price Performance Graph below represents a comparison of the five year total return of K•Swiss Inc. Class A Common Stock, the NASDAQ Composite Index and the Morningstar Footwear and Accessories Group. The graph assumes $100 was invested on December 31, 2006 and dividends are reinvested for all years ending December 31.

Dividend Policy

On March 3, 2009, the Board of Directors suspended the payment of dividends for the foreseeable future to preserve liquidity and enhance the strength of the Company’s balance sheet. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. The Company did not pay any dividends during 2011 or 2010.

Purchases of Equity Securities by the Issuer

In November 2009, the Board of Directors approved a new stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock.

During the fourth quarter of 2011, the Company did not repurchase any shares of K•Swiss Class A Common Stock. $70,000,000 remains available for repurchase under the Company’s repurchase program.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2011 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein.

	Year ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data
Revenues	$268,357	$216,766	$240,729	$327,405	$394,540
Cost of goods sold	175,735	131,774	154,558	195,385	210,910

Gross profit	92,622	84,992	86,171	132,020	183,630
Selling, general and administrative expenses	153,626	141,039	118,303	139,899	148,283
Impairment on intangibles and goodwill	2,986	0	4,830	0	0

Operating (loss)/profit	(63,990)	(56,047)	(36,962)	(7,879)	35,347
Other income/(expense)	3,000	(3,320)	(1,249)	30,000	5,232
Interest income, net	219	435	1,050	8,216	11,184

(Loss)/Earnings before income taxes and discontinued operations	(60,771)	(58,932)	(37,161)	30,337	51,763
Income tax expense/(benefit)	3,751	7,932	(9,663)	5,882	9,868

(Loss)/Earnings from continuing operations	(64,522)	(66,864)	(27,498)	24,455	41,895
Loss from discontinued operations, less applicable income taxes (1)	(5,949)	(1,348)	(464)	(3,570)	(2,822)

Net (Loss)/Earnings	$(70,471)	$(68,212)	$(27,962)	$20,885	$39,073

(Loss)/Earnings per share
Basic:
(Loss)/Earnings from continuing operations	$(1.81)	$(1.90)	$(0.79)	$0.70	$1.21
Loss from discontinued operations	(0.17)	(0.04)	(0.01)	(0.10)	(0.08)

Net (Loss)/Earnings	$(1.98)	$(1.94)	$(0.80)	$0.60	$1.13

Diluted:
(Loss)/Earnings from continuing operations	$(1.81)	$(1.90)	$(0.79)	$0.69	$1.18
Loss from discontinued operations	(0.17)	(0.04)	(0.01)	(0.10)	(0.08)

Net (Loss)/Earnings	$(1.98)	$(1.94)	$(0.80)	$0.59	$1.10

Dividends declared per common share	$0.00	$0.00	$0.00	$2.20	$0.20

Weighted average number of shares outstanding
Basic	35,510	35,218	34,962	34,785	34,705
Diluted (2)	35,510	35,218	34,962	35,407	35,472
Balance Sheet Data (at end of period)
Current assets	$180,886	$235,186	$287,986	$332,776	$405,617
Current liabilities	41,939	32,948	28,335	52,139	50,401
Total assets	219,611	288,165	344,150	394,290	446,353
Total debt (3)	10,114	970	4,207	5,376	0
Stockholders’ equity	165,969	234,913	301,783	324,762	384,233

(1)	On April 30, 2009, the Company sold certain Royal Elastics assets. In the third quarter of 2011, the Company decided to no longer pursue operating the Form Athletics line of business. Operations of the Royal Elastics and Form Athletics brands have been accounted for and presented as a discounted operation.
(2)	Includes common stock and dilutive potential common stock (options).
(3)	Includes all interest-bearing debt, but excludes outstanding letters of credit ($280,000, $2,362,000, $700,000, $1,399,000, and $1,831,000 as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in the reports and documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; concerns relating to our liquidity, including our ability to reduce operating losses, significantly reduce inventory levels and secure sufficient financing to support our operations; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel and boots for consumers and endorsers; market acceptance of all our product offerings; popularity of particular designs, categories of products and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, demographics and demand for our product, and various market factors described above; the amount of consumer disposable income; the availability of credit facilities for our customers and/or the stability of credit markets; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and timely commercialization; fluctuations in the price, availability and quality of raw materials; the loss of, or reduction in, sales to a significant customer or distributor; the success, willingness to purchase and financial resources of our customers; pressure to decrease the prices of our products; the ability to secure and protect trademarks, patents, and other intellectual property; inadvertent and nonwillful infringement on others’ trademarks, patents and other intellectual property; difficulties in implementing, operating, maintaining and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in maintaining SAP information management software; interruptions in data and communication systems; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; the continued operation and ability of our manufacturers to satisfy our production requirements; our ability to secure sufficient manufacturing capacity, or the loss of, or reduction in, manufacturing capacity from significant suppliers; responsiveness of customer service; adverse publicity; concentration of credit risk to a few customers; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased material and/or labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; a limited number of our stockholders can exert significant influence over the Company; transitional challenges of integrating newly acquired companies into our business; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

The Company designs, develops and markets an array of footwear, apparel and accessories for athletic, high performance sports and fitness activities and casual wear under the K•Swiss brand. Since July 2008, the Company also designs, develops and markets footwear for adventurers for all terrains under the Palladium brand. Sales of the Palladium brand were approximately 16.2% of total sales in 2011. The categories of footwear we sell are explained in more detail in Part I, Item 1, under the subheading, “Products – Footwear.” We market our products through Company employed sales managers and independent regional sales representatives primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores and also through a number of foreign distributors. We also sell our products through our website and retail locations, which are becoming increasingly important sales channels to us particularly in light of our limited distribution.

Due to the recent global economic crisis, the retail environment has been particularly challenging during the last few years. While economic conditions began to show signs of improvement beginning in the second half of 2009, the recovery has proceeded at a sluggish rate and the retail environment has remained weak. Further, the current turmoil in the sovereign debt markets as a result of the European debt crisis has resulted in general market uncertainty and in worsening economic conditions in Europe. Such conditions have adversely impacted the Company’s operations in Europe, which comprised 32.8% of our revenues in 2011. As a result of these current economic conditions and their impact on the retail environment, business conditions may remain difficult for the foreseeable future. These conditions combined with the weak demand for the Company’s product during the past few years could put additional pressure on the Company’s ability to maintain margins. Further, such conditions have had and may continue to have a material adverse effect on the Company’s stock price. During the latter part of 2011 we experienced a significant decline in our market capitalization as a result of a decline in our stock price and determined that due to such decline goodwill was impaired. As such, we recognized an impairment charge of $2,986,000 related to the K•Swiss brand for 2011.

Our working capital decreased $63,291,000 to $138,947,000 at December 31, 2011 from $202,238,000 at December 31, 2010. The negative cash flow we have sustained has reduced our working capital and continued negative cash flow would materially and negatively affect our ability to fund our operations. While we have taken and continue to take actions intended to improve our results including implementing a major cost reduction program in which we reduced compensation costs, advertising and promotion costs and inventories, the availability of necessary working capital is subject to many factors beyond our control. Such factors include, among others, our ability to obtain additional financing, our ability to increase revenues and to reduce our losses from operations, economic conditions, market acceptance of our products, the intensity of competition in our markets and the level of demand for our products. In an effort to increase the amount of credit available to us, we have accepted a proposal from a financial institution for a $35,000,000 asset based facility to replace our existing facility. This asset based facility has a term of four years and bears a variable rate of interest based either upon prime, Federal Funds or LIBOR. Entry into this new facility remains subject to, among other things, satisfactory due diligence by this financial institution. If we are unable to secure this facility, reduce our operating losses and significantly reduce our inventories, our liquidity would be impaired.

In 2011, approximately 60%, 21%, 17% and 2% of our K•Swiss brand footwear products were manufactured in China, Thailand, Vietnam and Indonesia, respectively. In April 2010 one of our contract manufacturers, which was one of only three manufacturers utilized by us at that time in our global supply chain, ceased its operations. While we were able to secure production capacity in new facilities during 2010, we experienced production delays throughout the remainder of 2010 and through a portion of 2011, as these facilities gained expertise in producing our product. At this time, these production delays have been significantly reduced. Although we have no long-term manufacturing agreements, we believe that our current relationships with our producers are satisfactory and that we have the ability to develop alternative sources for our footwear. Our operations could, however, be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers. Starting in 2011, we began to experience the inflationary pressures of our contract manufacturing in Asia, especially in China, with increases in, among other things, labor, raw materials and freight/transportation. As a result of the increase in these product costs, we raised selling prices approximately 6% in the United States for all orders received after May 15, 2011, which mainly affected shipments after November 30, 2011.

Because we record revenues when title passes and the risks and rewards of ownership have passed to our customer, our revenues may fluctuate in cases when our customers delay accepting shipment of products. Our total revenues increased 23.8% in 2011 from 2010, due to an increase in the volume of footwear sold and an increase in the average underlying wholesale price per pair. Our overall gross profit margins, as a percentage of revenues, were 34.5% and 39.2% in 2011 and 2010, respectively. The decrease in our gross profit margin is mainly due an increase in inventory reserves, greater discounts given to customers due to production delays by our factories, an increase in product costs, an increase in sales of closeout product which has a lower gross profit margin, an increase in reserves against guaranteed minimum royalties and an increase in the provision for unused molds in 2011 compared to 2010. Our overall selling, general and administrative expenses increased to $153,626,000 in 2011 from $141,039,000 in 2010 as a result of increases in compensation, warehousing and advertising expenses.

Other income for 2011 consisted of a $3,000,000 settlement agreement between us and one of our international distributors relating to the termination of this distributor’s contracts. The contracts with this distributor were terminated as a result of this distributor not performing in accordance with its contracts, and there was no litigation. Other expense for 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated Contingent Purchase Price (“CPP”) for Palladium.

At December 31, 2011, our total futures orders with start ship dates from January through June 2012 were $73,138,000, a decrease of 21.3% from the comparable period of the prior year. Of this amount, domestic futures orders were $21,879,000, a decrease of 51.6%, and international futures orders were $51,259,000, an increase of 7.5%.

During the third quarter of 2011, we decided to no longer pursue operating in the Form Athletics line of business, and accordingly Form Athletics is presented as a discontinued operation in the Consolidated Financial Statements.

The net loss for 2011 was $70,471,000, or $1.98 per share (diluted loss per share), compared to the net loss for 2010 of $68,212,000, or $1.94 per share (diluted loss per share).

In 2011, we experienced net cash used in operating activities from continuing operations of $85,817,000, net cash provided by investing activities of $60,119,000 mainly due to proceeds from the maturity or sale of investments available for sale and restricted investments available for sale, offset by purchases of investments available for sale and restricted investments available for sale and changes in restricted cash and cash equivalents, and net cash provided by financing activities of $10,117,000 due to an increase in net borrowings on our lines of credit and long-term-debt, primarily to support inventory growth for strategic initiatives and growth in futures orders in Europe, as we can borrow funds in Euros which reduces our overall exposure to foreign exchange rate fluctuations. We anticipate future cash needs to support our operations to repay borrowings under our third party financing arrangements, which we rely in part upon to support our operations. As mentioned above, we have accepted a proposal from a financial institution for a $35,000,000 asset based facility to replace our existing facility. This asset based facility has a term of four years and bears a variable rate of interest based either upon prime, Federal Funds or LIBOR. Entry into this new facility remains subject to, among other things, satisfactory due diligence by this financial institution. We anticipate future cash needs to be met with this asset based facility.

At December 31, 2011 and 2010, we had debt outstanding of $10,114,000 and $970,000 (in 2010 attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), excluding outstanding letters of credit of $280,000 and $2,362,000 at December 31, 2011 and 2010, respectively.

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

We have not recorded United States income tax expense on earnings of selected foreign subsidiary companies as these are intended to be permanently invested, thus reducing our overall income tax expense. The amount of earnings designated as permanently invested is based upon our expectations of the future cash needs of our subsidiaries. Income tax considerations are also a factor in determining the amount of earnings to be permanently invested. Because the declaration involves our future plans and expectations of future events, the possibility exists that amounts declared as permanently invested may ultimately be repatriated. This would result in additional income tax expense in the year we determine that such amounts were no longer permanently invested.

On a quarterly basis, we estimate what our effective tax rate will be for the full calendar year by estimating pre-tax income, excluding significant or infrequently occurring items, and tax expense for the remaining quarterly periods of the year. The estimated annual effective tax rate is then applied to year-to-date pre-tax income to determine the estimated year-to-date and quarterly tax expense. The income tax effects of infrequent or unusual items are recognized in the quarterly period in which they occur. As the year progresses, we continually refine our estimate based upon actual events and earnings. This continual estimation process periodically results in a change to our expected annual effective tax rate. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision equals the estimated annual rate. Our effective tax rate fluctuates mainly due to our geographic mix of earnings. In addition, starting January 1, 2005, provision has not been made for United States income taxes on earnings of selected international subsidiary companies as these are intended to be permanently invested.

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

Form Athletics

On July 23, 2010, we entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Form Athletics, LLC (“Form Athletics”) and its Members to purchase Form Athletics for $1,600,000 in cash and additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletic’s EBITDA for the twelve months ended December 31, 2012 (“Form CPP”). Form Athletics was established in January 2010 to design, develop and distribute apparel for mixed martial arts under the Form Athletics brand worldwide. The purchase of Form Athletics was part of an overall strategy to enter the action sports market, however during 2011, we decided to no longer pursue operating in this line of business and recognized impairment losses of $3,689,000 on the Form Athletics goodwill and trademark and reversed the Form CPP liability of $2,110,000. Operations of Form Athletics have been accounted for and presented as a discontinued operation in the accompanying Consolidated Financial Statements.

Pursuant to the Purchase Agreement, the purchase price of $1,600,000 and the net present value of the initial estimate of the Form CPP was capitalized. The fair value of the Form CPP was determined each quarter based on the net present value of the current quarter’s projection of Form Athletics’ EBITDA for the twelve months ended December 31, 2012. Any subsequent changes to the Form CPP was recognized as interest income or interest expense during the applicable quarter

The acquisition of Form Athletics was recorded as a 100% purchase and the Form CPP liability was recognized and accordingly, the results of operations of the acquired business were included in the Company’s Consolidated Financial Statements from the date of acquisition. A trademark asset totaling $3,150,000 and goodwill of $539,000 were recognized for the amount of the excess purchase price paid over fair market value of the net assets acquired. The amount of goodwill that was deductible for tax purposes was $507,000 and will be amortized over 15 years. At July 23, 2010, the acquired assets and liabilities assumed in the purchase of Form Athletics was as follows (in thousands):

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

	Year ended December 31,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	65.5	60.8	64.2

Gross profit	34.5	39.2	35.8
Selling, general and administrative expenses	57.3	65.1	49.1
Impairment on intangibles and goodwill	1.1	0.0	2.0
Other income/(expense)	1.1	(1.5)	(0.5)
Interest income, net	0.1	0.2	0.4

Loss before income taxes and discontinued operations	(22.7)	(27.2)	(15.4)
Income tax expense/(benefit)	1.4	3.7	(4.0)
Loss from discontinued operations, less applicable income taxes	(2.2)	(0.6)	(0.2)

Net Loss	(26.3)%	(31.5)%	(11.6)%

2011 Compared to 2010

Revenue and Gross Profit Margin

Total revenues increased 23.8% to $268,357,000 in 2011 from $216,766,000 in 2010. This increase was attributable to an increase in the volume of footwear sold and an increase in the average underlying wholesale price per pair. The volume of footwear sold increased 19.9% to 8,074,000 pair in 2011 from 6,732,000 pair in 2010. The average wholesale price per pair was $29.79 in 2011 and $28.76 in 2010, an increase of 3.6%.

Domestic revenues increased 26.7% to $116,781,000 in 2011 from $92,178,000 in 2010. International product revenues increased 21.3% in 2011 to $141,347,000 from $116,496,000 in 2010. Licensing and other fees earned by the Company on sales by foreign licensees and distributors were $10,229,000 for 2011 and $8,092,000 for 2010, an increase of 26.4%. International revenues, as a percentage of total revenues, decreased to 56.5% in 2011 from 57.5% in 2010.

K•Swiss brand revenues increased 21.2% to $224,769,000 in 2011 from $185,513,000 in 2010. This increase was the result of increases in the volume of footwear sold and in the average underlying wholesale price per pair. The volume of footwear sold increased 19.5% to 7,105,000 pair in 2011 from 5,947,000 pair in 2010. The average wholesale price per pair was $27.78 in 2011 and $27.34 in 2010, an increase of 1.6%, which resulted from the product mix of sales, including a higher percentage of performance product sold in 2011, which generally sell at a higher price than lifestyle product, offset by an increase in percentage of sales of closeout product in 2011. We believe the increased revenues were a result of higher than industry standard advertising levels as a percentage of revenues.

Palladium brand revenues increased 39.5% to $43,588,000 in 2011 (13.6% of which were derived from domestic sales) compared to $31,253,000 in 2010 (14.0% of which were derived from domestic sales). The increase in Palladium sales in 2011 was due to the increase in sales in all regions, including France. We began marketing and selling Palladium product outside of France beginning in the second half of 2009. The volume of footwear sold increased 23.4% to 969,000 pair in 2011 from 785,000 pair in 2010, due to an increase in sales in all regions, as discussed above. The average underlying wholesale price per pair was $44.57 in 2011 and $39.57 in 2010, an increase of 12.6%, resulting from the geographic mix of sales, increase in certain selling prices and decrease in percentage of sales of closeout product in France, which sell at a lower price.

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

At December 31, 2011, domestic and international futures orders with start ship dates from January through June 2012 were approximately $21,879,000 and $51,259,000, respectively, 51.6% lower and 7.5% higher, respectively, than such orders were at December 31, 2010 for start ship dates of the comparable period of the prior year. These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of “future” and “at-once” orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year. The decrease in the domestic futures orders is attributable to the general decline in the K•Swiss brand and the launch of a new product, the Clean Classic series, compared to futures orders for Tubes product in the prior year, which was a mature product offering. International futures orders increased primarily due to the increase in European futures orders partially offset by a decrease in futures orders in Asia.

Overall gross profit margin, as a percentage of revenues, was 34.5% in 2011, a decrease from 39.2% in 2010. K•Swiss brand gross profit margin, as a percentage of revenues, was 32.6% in 2011, a decrease from 38.0% in 2010. This decrease was largely the result of an increase in inventory reserves, greater discounts given to customers due to production delays by our factories, an increase in product costs (discussed further below), an increase in sales of closeout product which has a lower gross profit margin, an increase in reserves against guaranteed minimum royalties and an increase in the provision for unused molds in 2011 compared to 2010. Starting in 2011, we began to experience the inflationary pressures of our contract manufacturing in Asia, especially China, with increases in, among other things, labor, raw materials and freight/transportation. As a result of the increase in these product costs, we have raised selling prices approximately 6% in the United States for all orders received after May 15, 2011, which will mainly affect future order shipments after November 30, 2011.

Palladium brand gross profit margin, as a percentage of revenues, was 42.8% in 2011, an increase from 40.6% in 2010. The increase in gross margin was a result of the geographic mix of sales, increase in certain selling prices, decrease in closeout product in France, offset by increases in product costs, inventory reserves and provision for unused molds.

Our gross margins may not be comparable to some of our competitors as we recognize warehousing costs within selling, general and administrative expenses. These warehousing costs were $16,511,000 and $13,610,000 for 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased 8.9% to $153,626,000 (57.3% of revenues) in 2011 from $141,039,000 (65.1% of revenues) in 2010. The increase in selling, general and administrative expenses during 2011 was the result of increases in compensation, warehousing and advertising expenses. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, increased 12.8% for 2011 as a result of an increase in average headcount from the prior year, severance related expenses and reserve of an employee receivable. During 2011, average headcount increased as a result of an increase in headcount for the Palladium brand on a worldwide basis and increases in headcount especially in Asia, where we are expanding our retail operations and also our manufacturing to regions outside of China. This increase was offset by approximately a 20% reduction in United States and European headcount as a result of cost reduction programs which led to an increase in severance related expenses from the prior year. Other warehousing expenses, which do not include compensation expenses, increased 27.8% during 2011 as a result of increases in freight and transportation costs to customers, rent and storage expenses and third party handling fees as a result of increases in inventories, sales, the number of customers and the volume of shipments to customers. Advertising expenses increased 4.4% for 2011 mainly as a result of strategic efforts to drive revenue in domestic and international markets for the Palladium brand. Corporate expenses of $13,856,000 and $15,261,000 for 2011 and 2010, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company. The decrease in corporate expenses for 2011 compared to 2010 was primarily due to decreases in legal and data processing expenses. The decrease in legal expenses was a result of decreases in expenses incurred to defend the Company’s trademarks. The decrease in data processing expenses was a result of decreases in on-going maintenance expense for the Company’s SAP computer software system.

Impairment on Intangibles and Goodwill

Goodwill impairment of $2,986,000 was recognized on the K•Swiss brand for 2011. During the latter part of 2011 we experienced a significant decline in our market capitalization due to a decline in our stock price. As such, the implied fair value of goodwill was less than the carrying amount of goodwill and it was determined that goodwill was fully impaired.

Other Income, Interest and Taxes

Other income for 2011 consisted of a $3,000,000 settlement agreement between us and one of our international distributors relating to the termination of this distributor’s contracts. The contracts with this distributor were terminated as a result of this distributor not performing in accordance with its contracts, and there was no litigation. The loss of this distributor did not have a significant impact on our revenues or gross margin. During the fourth quarter of 2011, we secured another distributor for this region. Other expense for 2010 consisted of the recognition of $3,320,000, which represented the net present value of the estimated CPP for Palladium, as discussed below.

On May 1, 2010, we entered into Amendment No. 2 to the Share Purchase and Shareholders’ Rights Agreement with Palladium to revise the terms of the remaining future purchase price for Palladium payable in 2013. Pursuant to Amendment No. 2, the fair value of the future purchase price for Palladium, i.e. the Contingent Purchase Price (“CPP”), will be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. For 2010 we recognized the initial fair value of the CPP of $3,320,000 as other expense in the Consolidated Statement of Earnings/Loss, which represents the net present value of €3,000,000.

Net interest income was $219,000 (0.1% of revenues) and $435,000 (0.2% of revenues) for 2011 and 2010, respectively. The decrease in net interest income for 2011 was due to lower average balances on cash and investments available for sale and an increase in interest expense on debt, offset by the change in fair value of the Palladium CPP and slightly higher interest rates earned on cash, restricted cash and restricted investments available for sale and investments available for sale. For 2011 and 2010, interest expense of $50,000 and $369,000, respectively, was recognized for the change in the net present value of the CPP.

Income tax expense was $3,751,000 for 2011 and $7,932,000 for 2010. We did not recognize any income tax benefit from options exercised during 2011 or 2010 as a result of our net loss in each of these years.

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

At December 31, 2011, we had a U.S. income tax receivable of $770,000, which is related to a refund for the carryback of the 2010 loss to the 2008 tax year. This amount was received in February 2012. At December 31, 2011, we had a net deferred tax asset of $2,914,000 which consisted of $35,000 for U.S. foreign tax credits which will offset tax in prior taxable years and foreign net operating losses which primarily relate to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period. We have not recorded a valuation allowance against these net deferred tax assets as we believe it is more-likely-than-not that the U.S. foreign tax credit carryback to the 2006 tax year will be recognized and the loss carryforward will be utilized. The ultimate realization of the loss carryforward is dependent upon the generation of future taxable income outside of the U.S. during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future operating results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

At December 31, 2011, gross uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $7,112,000 and $1,272,000, respectively, all of which would affect the income tax rate if reversed. During 2011 and 2010, we recognized income tax expense related to uncertain tax positions of $810,000 and $137,000, respectively, and interest expense related to uncertain tax positions of $228,000 and $141,000, respectively.

The federal income tax returns for 2006 through 2009 and certain state returns for 2007 and 2008 are currently under various stages of audit by the applicable taxing authorities. We received a Notice of Proposed Adjustment from the IRS for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,614,000. This issue has been sent to the IRS Appeal’s office for further consideration. We do not agree with this adjustment and plan to vigorously defend our position. We do not believe that an additional tax accrual is required at this time. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Our material tax jurisdiction is the United States.

In January 2012, we received a Notice of Proposed Adjustment for the 2008 tax year, which is similar to the one discussed above. The 2008 proposed adjustment which is estimated at $1,369,000, if settled, will not create any additional financial statement impact due to the available tax U.S. losses that may be carried back from the 2010 tax year to the 2008 tax year.

The net loss for 2011 was $70,471,000, or $1.98 per share (diluted loss per share) compared to the net loss for 2010 of $68,212,000, or $1.94 per share (diluted loss per share).

2010 Compared to 2009

Revenue and Gross Profit Margin

Total revenues decreased 10.0% to $216,766,000 in 2010 from $240,729,000 in 2009. This decrease was attributable to a decrease in the volume of footwear sold, offset by an increase in the average underlying wholesale price per pair. The volume of footwear sold decreased 24.7% to 6,732,000 pair in 2010 from 8,944,000 pair in 2009. The average wholesale price per pair was $28.76 in 2010 and $25.06 in 2009, an increase of 14.8%.

Domestic revenues decreased 8.9% to $92,178,000 in 2010 from $101,181,000 in 2009. International product revenues decreased 12.4% in 2010 to $116,496,000 from $133,041,000 in 2009. Licensing and other fees earned by the Company on sales by foreign licensees and distributors were $8,092,000 for 2010 and $6,507,000 for 2009, an increase of 24.4%. International revenues, as a percentage of total revenues, decreased to 57.5% in 2010 from 58.0% in 2009.

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

Palladium brand revenues increased 32.7% to $31,253,000 in 2010 (14.0% of which were derived from domestic sales) compared to $23,548,000 in 2009 (2.7% of which were derived from domestic sales). The increase in Palladium sales in 2010 was due to the increase in worldwide sales in regions other than France, as discussed above. The volume of footwear sold increased 43.0% to 785,000 pair in 2010 from 549,000 pair in 2009, due to an increase in sales in regions other than France, as discussed above. The average underlying wholesale price per pair was $39.57 in 2010 and $42.69 in 2009, a decrease of 7.3%, resulting from closeout product in France selling at lower prices in 2010 compared to 2009.

Overall gross profit margin, as a percentage of revenues, was 39.2% in 2010, an increase from 35.8% in 2009. This increase was largely the result of the lower level of sales of closeout product in 2010 compared to 2009. K•Swiss brand gross profit margin, as a percentage of revenues, was 38.0% in 2010, an increase from 36.2% in 2009. This increase was the result of the lower level of sales of closeout product in 2010 compared to 2009. Palladium brand gross profit margin, as a percentage of revenues, was 40.6% in 2010, a decrease from 42.9% in 2009. This decrease was a result of lower gross profit margins earned in 2010 on closeout product in France. Warehousing costs were $13,610,000 and $13,489,000 for 2010 and 2009, respectively, and are recognized in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased 19.2% to $141,039,000 (65.1% of revenues) in 2010 from $118,303,000 (49.1% of revenues) in 2009. The increase in selling, general and administrative expenses during 2010 was the result of increases in advertising expenses, offset by decreases in compensation expenses and data processing expenses. Advertising expenses increased 104.0% as a result of strategic efforts to drive revenue in both domestic and international markets. Compensation expenses, which include commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, decreased 6.2% mainly as a result of decreases in average headcount from 2009 and stock option compensation expenses. Data processing costs decreased 35.4% as a result of the decreases in on-going maintenance expense for our SAP computer software system due to the completion of the SAP implementation in certain international regions in the fourth quarter of 2008. Corporate expenses of $15,261,000 and $18,008,000 for the years ended December 31, 2010 and 2009, respectively, are included in selling, general and administrative expenses. The decrease in corporate expenses for 2010 was a result of decreases in data processing expenses and compensation expenses, as discussed above.

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

Other Income, Interest and Taxes

Other expense for 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated CPP for Palladium, as discussed above. Other expense for 2009 includes a loss upon the purchase of the remaining 43% equity interest of Palladium of $2,616,000, as discussed below, offset by a gain on the sale of certain assets of the Royal Elastics brand of $1,367,000.

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

On April 30, 2009, we sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1,043,000, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4,000,000. In respect to this sale, we received a $1,104,000 promissory note from REH and REH agreed to pay us the remaining $2,896,000 in cash by April 30, 2010. As of December 31, 2010, however, we only received approximately $2,438,000 in cash. The difference between what we expected to receive and what had been received by April 30, 2010 was added to the principal amount of the promissory note balance, such that we hold a promissory note in the principal amount of approximately $1,562,000 from REH. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. The pre-tax gain on sale was $1,367,000 for 2009 and was recorded in other income/(expense), net on the Consolidated Statement of Earnings/Loss.

Net interest income was $435,000 (0.2% of revenues) and $1,050,000 (0.4% of revenues) for 2010 and 2009, respectively. The decrease in net interest income for 2010 was a result of lower average balances in cash and investments available for sale as well as lower interest rates, offset by a decrease in the amount recognized for the change in the fair value of the CPP ($369,000 in interest expense in 2010) or MRMI ($658,000 in interest expense in 2009) and a decrease in interest expense on Palladium debt.

Income tax expense was $7,932,000 for 2010 and our income tax benefit was $9,663,000 for 2009. We did not recognize any income tax benefit from options exercised during 2010 due to our net loss for the year. The $550,000 income tax benefit from options exercised during 2009 was credited to additional paid-in capital and therefore did not impact the effective tax rate.

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

During 2010 and 2009, we recognized income tax expense related to uncertain tax positions of $137,000 and $45,000, respectively, and interest expense on uncertain tax positions of $141,000 and $147,000, respectively.

The net loss for 2010 was $68,212,000, or $1.94 per share (diluted loss per share), compared to the net loss for 2009 of $27,962,000, or $0.80 per share (diluted loss per share).

Liquidity and Capital Resources

We experienced net cash used in operating activities from continuing operations of $85,817,000, $45,017,000 and $22,476,000 for 2011, 2010 and 2009, respectively. The increase in cash used in operating activities from continuing operations during 2011 was due to differences in the amounts of changes in accounts payable and accrued liabilities, income taxes receivable, accounts receivable, deferred income taxes, inventories and CPP, offset by differences in the amounts of changes in prepaid expenses and other assets, impairment of intangibles and goodwill and net loss from continuing operations. The increase in cash used in operating activities during 2010 was due to the increase in net loss and differences in the amounts of changes in inventories, prepaid expenses and other assets, impairment of intangibles and goodwill and accounts receivable, offset by the differences in the amounts of changes in accounts payable and accrued liabilities, income taxes receivable, deferred income taxes and CPP/MRMI. The changes in inventory during 2011 and 2010 were due to the timing of sales to customers and purchases from suppliers. In addition, during 2011 there was an overall increase in inventory to support strategic initiatives, including performance product, investing in the growth of the Palladium brand and growth in international futures orders. It is possible that our plans to reduce inventory levels will be less than fully successful, and that such an outcome would result in a change in the inventory reserve in the near-term. The changes in accounts payable and accrued liabilities during 2011 and 2010 were due to the timing of payments to suppliers. The changes in accounts receivable during 2011 and 2010 were due to the timing of sales to customers and receipts from customers. The changes in prepaid expenses and other current assets during 2011 and 2010 were due to changes in prepaid royalties, endorsements, premiums or discounts on investments available for sale and restricted investments available for sale, forward contracts, prepaid payments to vendors and for 2011, the liquidation of the investment underlying the deferred compensation plan liability. The changes in impairment of intangibles and goodwill was due to the recognition of impairment during 2011 and 2009. The changes in income taxes receivable during 2010 was due to the recognition of a receivable in 2009 which was fully collected in 2010. The changes in the deferred income taxes in 2011 and 2010 is mainly due to the recognition of a tax valuation allowance and timing of items recognized for income tax purposes. During 2011, the change in CPP is related to the change in fair value of the Palladium CPP liability. During 2010, we recognized the initial recording and subsequent valuation of the Palladium CPP, while in 2009 we purchased the remaining 43% of Palladium which eliminated the MRMI balance.

We experienced net cash provided by investing activities of $60,119,000 for 2011 and net cash used in investing activities of $40,401,000 and $54,829,000 for 2010 and 2009, respectively. The change in net cash from investing activities during 2011 was mainly due to changes in purchases of investments available for sale and restricted investments available for sale and proceeds from the maturity or sale of investments available for sale, offset by the change in restricted cash and cash equivalents. The change in cash from investing activities during 2010 was mainly due to an increase in purchases of investments available for sale and restricted investments available for sale and the purchase of Form Athletics, offset by proceeds from the maturity or sale of investments available for sale and restricted investments available for sale and changes in restricted cash and cash equivalents. The changes in restricted cash and cash equivalents, purchase of investments available for sale and restricted investments available for sale and proceeds from the maturity or sale of investments available for sale and restricted investments available for sale are partially due to the Company’s strategy to shift to higher yielding liquid investments or liquidation of investments into cash for operating activities.

We experienced net cash provided by financing activities of $10,117,000 for 2011, net cash used in financing activities of $1,989,000 for 2010 and net cash provided by financing activities of $207,000 for 2009. The change in cash from financing activities during 2011 was mainly due to an increase in net borrowings on our bank lines of credit and long-term-debt, primarily to support inventory growth for strategic initiatives and growth in futures orders in Europe, as discussed above, as we can borrow funds in Euros which reduces our overall exposure to foreign exchange rate fluctuations. The change in cash from financing activities during 2010 was mainly due to an increase in net borrowings on Palladium lines of credit and long-term debt, based on cash needs.

We anticipate future cash needs for repayments required pursuant to borrowings under our lines of credit facilities and term loans. In addition, additional funds will be required by our operations if operating results continue to be weak. No other material capital commitments exist at December 31, 2011. With continued use of our revolving credit facilities (as discussed below), we believe our present and currently anticipated sources of capital (including asset based financing) are sufficient to sustain our anticipated capital needs for 2012. However, the negative cash flow we have sustained has reduced our working capital and continued negative cash flow would materially and negatively affect our ability to fund our operations. While we have taken and continue to take actions intended to improve our results including implementing a major cost reduction program in which we reduced compensation costs, advertising and promotion costs and inventories, the availability of necessary working capital is subject to many factors beyond our control. Such factors include, among others, our ability to obtain additional financing, our ability to increase revenues and to reduce our losses from operations, economic conditions, market acceptance of our products, the intensity of competition in our markets and the level of demand for our products. Our present 2012 forecasted operating loss is estimated between $10,000,000 to $15,000,000. There is no assurance that this forecast can be achieved although we have already made significant decreases to operating expenses, as mentioned above, compared to last year and in line with our 2012 forecast. In an effort to increase the amount of credit available to us, we have accepted a proposal from a financial institution for a $35,000,000 asset based facility to replace our existing facility. This asset based facility has a term of four years and bears a variable rate of interest based either upon prime, Federal Funds or LIBOR. Entry into this new facility remains subject to, among other things, satisfactory due diligence by this financial institution. If we are unable to secure this facility, reduce our operating losses and significantly reduce our inventories, our liquidity would be impaired.

In November 2009, the Board of Directors approved a stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock. As of December 31, 2011, $70,000,000 is remaining in this program. We adopted the $70,000,000 program because we believed that depending upon the then-array of alternatives, repurchasing our shares could be a good use of excess cash. Currently, we have made purchases under all stock repurchase programs from August 1996 through February 16, 2012 (the day prior to the filing of this Form 10-K) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See “Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

At December 31, 2011 and 2010, we had debt outstanding of $10,114,000 and $970,000 (2010 balance was attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), respectively (excluding outstanding letters of credit of $280,000 and $2,362,000 at December 31, 2011 and 2010, respectively).

Debt outstanding under our Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”) (not including borrowings by Palladium) was $9,716,000 at December 31, 2011 and there were no borrowings at December 31, 2010. The terms of and current borrowings under the Loan Agreement as of December 31, 2011 were as follows (dollars in thousands):

Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit (3)	Total	Interest Rate	Expiration Date
$ 9,716	$280	$11,004	$21,000	2.69%(1)	January 2012 to March 2012 (2)

(1)	This represents the weighted average interest rate of the current borrowings under the Loan Agreement. The interest is at our option at (i) the Bank’s prime rate minus 0.75 percentage points, or (ii) IBOR plus 1.25 percentage points.
(2)	This represents the maturity dates of the current borrowings under the Loan Agreement. The Loan Agreement expires July 1, 2013.

(3)	In January 2012, the Company entered into the Second Amendment with the Bank which reduces the amount of availability by any obligations owed for using the Bank’s treasury or cash management services up to $1,500,000.

Pursuant to the Loan Agreement dated as of June 30, 2010, and as subsequently amended to the present date, the Bank has agreed to provide us with a revolving line of credit in an aggregate principal amount not to exceed (i) $21,000,000 minus (ii) the aggregate amount of borrowings by certain of our foreign subsidiaries (the “Foreign Subsidiary Borrowers”) under credit facilities with the Bank or any affiliate of the Bank (such revolving line of credit, the “Facility”) plus (iii) the obligations owed for using the Bank’s treasury or cash management services up to $1,500,000, with sublimits for letters of credit and bankers acceptances, in each case not to exceed $5,000,000. The Facility expires on July 1, 2013, unless earlier terminated pursuant to the terms of the Loan Agreement. At the Bank’s option, the availability of the Facility may be extended beyond July 1, 2013. At December 31, 2011, the Company was in compliance with its debt covenants with the Bank.

Palladium debt outstanding under its lines of credit and term loans was $398,000 and $970,000 at December 31, 2011 and 2010, respectively. The terms of and current borrowings under Palladium’s lines of credit facilities and term loans at December 31, 2011 was as follows (dollars and Euros in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
Secured lines of credit (1)	$0	$0	$1,296	$1,296	Variable, 2.56% to 3.12%	December 31, 2011
Secured line of credit	0	0	5,182	5,182	Variable, 2.13%	December 31, 2012
Fixed rate loans (2)	394	0	0	394	5.42% to 5.84%	2012 to 2013
Accrued interest (2)	4	0	0	4

	$398	$0	$6,478	$6,876

(1)	Under these lines of credit, the facility amount available July 1 through December 31, 2011 is €1,000 (or approximately $1,296). The credit facilities expiring on December 31, 2011 were renewed until June 30, 2012 and the maximum facility amount available between January 1 and June 30, 2012 is €1,000 (or approximately $1,296).

(2)	At December 31, 2011, the amount classified on the Consolidated Balance Sheet as the current portion of long-term debt was $250, which includes accrued interest, and the amount classified as long-term debt was $148.

Interest expense of $266,000, $118,000 and $214,000 was incurred on all bank loans and lines of credit during 2011, 2010 and 2009, respectively.

In accordance with these financing arrangements with the financial institutions, Palladium must meet minimum working capital requirements and is restricted as to the amount of dividends it can pay. At December 31, 2011, Palladium was in compliance with its debt covenants. See Note G to our Consolidated Financial Statements for further discussion.

Our working capital decreased $63,291,000 to $138,947,000 at December 31, 2011 from $202,238,000 at December 31, 2010. Working capital decreased during 2011 mainly due to decreases in investments available for sale and cash and cash equivalents and increases in bank lines of credit, offset by increases in inventory and accounts receivable and a decrease in trade accounts payable.

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

Contractual Obligations

At December 31, 2011, our significant contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Operating lease obligations	$23,839	$6,692	$8,728	$3,763	$4,656
Endorsement obligations	7,521	4,609	2,912	0	0
Royalty obligations	1,580	990	590	0	0
Bank debt	10,114	9,966	148	0	0
Contingent purchase payments	3,739	3,739	0	0	0
Product purchase obligations (1)	24,356	24,356	0	0	0

Total	$71,149	$50,352	$12,378	$3,763	$4,656

(1)	We generally order product four to five months in advance of sales based primarily on advance futures orders received from customers. The amounts listed for product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during 2011 or 2010, nor did we have any off-balance sheet arrangements outstanding at December 31, 2011 or 2010.

Inflation

We believe that distributors of footwear in the higher priced end of the footwear market, including ours, are able to adjust their prices in response to an increase in direct and general and administrative expenses in order to partially or completely offset rising prices, without experiencing a significant loss in sales. As discussed above in the Overview, starting in 2011, we began to experience inflationary pressures of our contract manufacturing in Asia, especially China, with increases in, among other things, labor, raw materials and freight/transportation. As a result of the increase in these product costs, we raised selling prices approximately 6% in the United States for all orders received after May 15, 2011, which mainly affect shipments after November 30, 2011. It is unclear whether the increase in prices will sufficiently offset the inflationary pressures and whether such price increases could adversely affect the demand for our product and in turn revenue.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. Our primary market risk exposure is the risk of unfavorable movements in exchange rates between the U.S. dollar and the Euro and between the Euro and the Pound Sterling. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves our risk management policies. Market risk is managed based on an ongoing assessment of trends in foreign exchange rates and economic developments, giving consideration to possible effects on both total return and reported earnings.

Foreign Exchange Rate Risk

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose us to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. Our primary risk exposures are from changes in the rates between the U.S. dollar and the Euro and between the Euro and the Pound Sterling. In 2011 and 2010, we entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pound Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

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

At December 31, 2011, forward foreign exchange contracts with a notional value of $26,426,000 were outstanding to exchange various currencies with maturities ranging from January 2012 to September 2012, to sell the equivalent of approximately $4,876,000 in foreign currencies at contracted rates and to buy approximately $21,550,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. Realized losses of $545,000 and $326,000 for 2011 and 2010, respectively, and realized gains of $1,810,000 for 2009 from cash flow hedges were recorded in cost of goods sold. Realized losses of $20,000 for 2011 and realized gains of $81,000 and $258,000 for 2010 and 2009, respectively, from cash flow hedges were recorded in selling, general and administrative expenses due to hedge ineffectiveness. Realized losses of $6,000 for 2009 from forward contracts not designated as hedging instruments were recorded in selling, general and administrative expenses. At December 31, 2011, we did not have any forward foreign exchange contracts that do not qualify as hedges.

We do not anticipate any material adverse effect on our operations or financial position relating to these forward foreign exchange contracts. Based on our overall currency rate exposure at December 31, 2011, a 1% change in currency rates would not have a material effect on the financial position, results of operations or cash flows of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

K•Swiss Inc.

We have audited K•Swiss Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). K•Swiss Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on K•Swiss Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, K•Swiss Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K•Swiss Inc. as of December 31, 2011 and 2010, and the related consolidated statements of earnings/loss and comprehensive earnings/loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 16, 2012 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California

February 16, 2012

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Grant Thornton LLP, the registered public accounting firm that audited the Company’s financial statements, has issued a report on internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

February 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

K•Swiss Inc.

We have audited the accompanying consolidated balance sheets of K•Swiss Inc. (a Delaware corporation) and subsidiaries (the “Company) as of December 31, 2011 and 2010, and the related consolidated statements of earnings/loss and comprehensive earnings/loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included Schedule II – Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K•Swiss Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Los Angeles, California

February 16, 2012

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands)

	2011	2010
A S S E T S
CURRENT ASSETS
Cash and cash equivalents (Note A4)	$28,701	$49,164
Restricted cash and cash equivalents and restricted investments available for sale (Note B)	22,602	22,918
Investments available for sale (Note C)	2,057	66,277
Accounts receivable, less allowance for doubtful accounts of $1,678 and $1,780 for 2011 and 2010, respectively (Notes A13 and N)	31,449	24,040
Inventories (Note A5)	90,380	66,959
Prepaid expenses and other current assets (Notes A12 and F)	4,927	5,058
Income taxes receivable (Notes A9 and J)	770	770

Total current assets	180,886	235,186

PROPERTY, PLANT AND EQUIPMENT, net (Notes A6, A7, D and O)	19,593	20,695
OTHER ASSETS
Intangible assets (Notes A8 and E)	11,482	18,212
Deferred income taxes (Notes A9 and J)	2,914	3,913
Other	4,736	10,159

Total other assets	19,132	32,284

Total assets	$219,611	$288,165

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

CURRENT LIABILITIES
Bank lines of credit (Note G)	$9,716	$273
Current portion of long-term debt (Note G)	250	293
Trade accounts payable	18,101	19,111
Accrued income taxes payable (Note A9)	372	203
Accrued liabilities (Notes A12, F and H)	13,500	13,068

Total current liabilities	41,939	32,948

OTHER LIABILITIES
Long-term debt (Note G)	148	404
Contingent purchase price (Notes P and Q)	3,739	5,799
Other liabilities (Notes A9 and I)	7,816	14,101

Total other liabilities	11,703	20,304

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock—authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	0	0
Common Stock:
Class A—authorized 90,000,000 shares of $0.01 par value; 29,982,254 shares issued, 27,560,637 shares outstanding and 2,421,617 shares held in treasury at December 31, 2011 and 29,761,756 shares issued, 27,340,139 shares outstanding and 2,421,617 shares held in treasury at December 31, 2010	300	298
Class B, convertible—authorized 18,000,000 shares of $0.01 par value; 8,039,524 shares issued and outstanding at December 31, 2011 and 2010	80	80
Additional paid-in capital	70,975	69,064
Treasury Stock	(58,190)	(58,190)
Retained earnings	149,703	220,174
Accumulated other comprehensive earnings/(loss):
Foreign currency translation (Note A10)	2,288	3,543
Net unrealized gain/(loss) on hedge derivatives (Notes A12 and F)	811	(150)
Net unrealized gain on investments available for sale and restricted investments available for sale (Notes B and C)	2	94

Total stockholders’ equity	165,969	234,913

Total liabilities and stockholders’ equity	$219,611	$288,165

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS/LOSS

AND COMPREHENSIVE EARNINGS/LOSS

Year Ended December 31,

(Dollar amounts and shares in thousands, except per share amounts)

	2011	2010	2009
Revenues (Notes A13, N and O)	$268,357	$216,766	$240,729
Cost of goods sold (Notes A14, A18 and F)	175,735	131,774	154,558

Gross profit	92,622	84,992	86,171
Selling, general and administrative expenses (Notes A10, A13, A15, A16, A18, F and L)	153,626	141,039	118,303
Impairment on intangibles and goodwill (Notes A8 and E)	2,986	0	4,830

Operating loss (Note O)	(63,990)	(56,047)	(36,962)
Other income/(expense) (Notes A19, P and R)	3,000	(3,320)	(1,249)
Interest income, net (Notes O and P)	219	435	1,050

Loss before income taxes and discontinued operations	(60,771)	(58,932)	(37,161)
Income tax expense/(benefit) (Notes A9, J and O)	3,751	7,932	(9,663)

Loss from continuing operations	(64,522)	(66,864)	(27,498)
Loss from discontinued operations, less applicable income taxes of $0, $0 and $648 for 2011, 2010 and 2009, respectively (Notes A1, Q and R)	(5,949)	(1,348)	(464)

NET LOSS	$(70,471)	$(68,212)	$(27,962)

Loss per common share (Notes A17 and M)
Basic:
Loss from continuing operations	$(1.81)	$(1.90)	$(0.79)
Loss from discontinued operations	(0.17)	(0.04)	(0.01)

Net Loss	$(1.98)	$(1.94)	$(0.80)

Diluted:
Loss from continuing operations	$(1.81)	$(1.90)	$(0.79)
Loss from discontinued operations	(0.17)	(0.04)	(0.01)

Net Loss	$(1.98)	$(1.94)	$(0.80)

Weighted average number of shares outstanding (Note A17)
Basic	35,510	35,218	34,962

Diluted	35,510	35,218	34,962

Dividends declared per common share	$0	$0	$0

Net Loss	$(70,471)	$(68,212)	$(27,962)
Other Comprehensive (Loss)/Earnings, net of tax:
Foreign currency translation adjustments, net of income taxes of $0, $0 and $0 for 2011, 2010 and 2009, respectively (Note A10)	(1,255)	(2,129)	4,274
Change in deferred gain/(loss) on hedge derivatives, net of income taxes of $0, $0 and $0 for 2011, 2010 and 2009, respectively (Notes A12 and F)	961	416	(3,987)
Change in deferred (loss)/gain on investments available for sale and restricted investments available for sale, net of income tax (benefit)/expense of $(48), $36 and $12 for 2011, 2010 and 2009, respectively (Notes B and C)	(92)	70	24

Comprehensive Loss	$(70,857)	$(69,855)	$(27,651)

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three years ended December 31, 2011

(Dollar amounts in thousands)

	Common Stock				Addi- tional paid-in capital	Treasury Stock		Retained earnings	Accumulated other comprehensive
	Class A		Class B			Class A
	Shares	Amount	Shares	Amount		Shares	Amount		earnings	Total
BALANCE AT JANUARY 1, 2009	29,218,392	$292	8,059,524	$81	$61,412	2,421,617	$(58,190)	$316,348	$4,819	$324,762
Conversion of shares (Note M)	20,000	1	(20,000)	(1)	0	0	0	0	0	0
Exercise of options (Note M)	281,365	2	0	0	929	0	0	0	0	931
Excess income tax benefit of options exercised (Note M)	0	0	0	0	550	0	0	0	0	550
Stock-based compensation (Notes A18 and M)	0	0	0	0	3,191	0	0	0	0	3,191
Net loss for the year	0	0	0	0	0	0	0	(27,962)	0	(27,962)
Foreign currency translation (Note A10)	0	0	0	0	0	0	0	0	4,274	4,274
Net unrealized loss on hedge derivatives (Notes A12 and F)	0	0	0	0	0	0	0	0	(3,987)	(3,987)
Net unrealized gain on investments available for sale (Note C)	0	0	0	0	0	0	0	0	24	24

BALANCE AT DECEMBER 31, 2009	29,519,757	295	8,039,524	80	66,082	2,421,617	(58,190)	288,386	5,130	301,783
Exercise of options (Note M)	241,999	3	0	0	1,244	0	0	0	0	1,247
Stock-based compensation (Notes A18 and M)	0	0	0	0	1,738	0	0	0	0	1,738
Net loss for the year	0	0	0	0	0	0	0	(68,212)	0	(68,212)
Foreign currency translation (Note A10)	0	0	0	0	0	0	0	0	(2,129)	(2,129)
Net unrealized gain on hedge derivatives (Notes A12 and F)	0	0	0	0	0	0	0	0	416	416
Net unrealized gain on investments available for sale and restricted investments available for sale (Notes B and C)	0	0	0	0	0	0	0	0	70	70

BALANCE AT DECEMBER 31, 2010	29,761,756	298	8,039,524	80	69,064	2,421,617	(58,190)	220,174	3,487	234,913
Exercise of options (Note M)	220,498	2	0	0	1,060	0	0	0	0	1,062
Stock-based compensation (Notes A18 and M)	0	0	0	0	851	0	0	0	0	851
Net loss for the year	0	0	0	0	0	0	0	(70,471)	0	(70,471)
Foreign currency translation (Note A10)	0	0	0	0	0	0	0	0	(1,255)	(1,255)
Net unrealized gain on hedge derivatives (Notes A12 and F)	0	0	0	0	0	0	0	0	961	961
Net unrealized loss on investments available for sale and restricted investments available for sale (Notes B and C)	0	0	0	0	0	0	0	0	(92)	(92)

BALANCE AT DECEMBER 31, 2011	29,982,254	$300	8,039,524	$80	$70,975	2,421,617	$(58,190)	$149,703	$3,101	$165,969

The accompanying notes are an integral part of this statement.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(Dollar amounts in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss from continuing operations	$(64,522)	$(66,864)	$(27,498)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation/amortization (Note O)	3,611	3,657	4,159
Impairment on intangibles and goodwill	2,986	0	4,830
Change in contingent purchase price/mandatorily redeemable minority interest (Notes P and Q)	50	3,689	(3,759)
Net loss on disposal of property, plant and equipment	33	7	789
Deferred income taxes	1,000	8,469	(212)
Stock-based compensation	851	1,738	3,191
Excess income tax benefit of stock-based compensation	0	0	(550)
(Increase)/Decrease in accounts receivable	(7,417)	3,555	6,523
(Increase)/Decrease in inventories	(24,083)	(17,661)	21,579
Decrease/(Increase) in income taxes receivable	0	13,052	(13,821)
Decrease/(Increase) in prepaid expenses and other assets	7,981	(2,442)	3,255
(Decrease)/Increase in accounts payable and accrued liabilities	(6,307)	7,783	(20,962)

Net cash used in operating activities from continuing operations	(85,817)	(45,017)	(22,476)
Net cash (used in)/provided by discontinued operations	(3,848)	(1,718)	4,945

Net cash used in operating activities	(89,665)	(46,735)	(17,531)

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(5,614)	14,435	(22,270)
Purchase of investments available for sale and restricted investments available for sale	(6,310)	(87,961)	(31,115)
Proceeds from the maturity or sale of investments available for sale and restricted investments available for sale	74,706	37,073	0
Purchase of Form Athletics (Note Q)	0	(1,600)	0
Purchase of property, plant and equipment (Note O)	(2,704)	(2,377)	(1,444)
Proceeds from disposal of property, plant and equipment	41	29	0

Net cash provided by/(used in) investing activities	60,119	(40,401)	(54,829)

Cash flows from financing activities:
Borrowings under bank lines of credit	31,507	42,875	49,674
Repayments on bank lines of credit and long-term debt	(22,452)	(46,111)	(50,948)
Excess income tax benefit of stock-based compensation	0	0	550
Proceeds from stock options exercised	1,062	1,247	931

Net cash provided by/(used in) financing activities	10,117	(1,989)	207
Effect of exchange rate changes on cash	(1,034)	(1,374)	4,393

Net decrease in cash and cash equivalents	(20,463)	(90,499)	(67,760)
Cash and cash equivalents at beginning of period	49,164	139,663	207,423

Cash and cash equivalents at end of period	$28,701	$49,164	$139,663

Supplemental disclosure of cash flow information:
Non-cash investing activities:
On July 23, 2010, the Company purchased the capital stock of Form Athletics. In connection with the acquisition, the assets acquired and liabilities assumed were as follows (Note Q):
Fair value of assets acquired		$39
Fair value of liabilities assumed		(18)
Form Athletics contingent purchase price		(2,110)
Excess fair value over purchase price		3,689

Cash paid on acquisition		$1,600

Cash paid during the period for:
Interest	$269	$131	$261
Income taxes	$656	$1,093	$710

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations

K•Swiss Inc. (the “Company”) designs, develops and markets footwear, apparel and accessories for athletic, high performance sports and fitness activities and casual wear under the K•Swiss brand. Since July 2008, the Company also designs, develops and markets footwear for adventurers for all terrains under the Palladium brand. The Company operates in an industry dominated by a small number of very large competitors. The size of these competitors enables them to lead the product direction of the industry, and therefore, potentially diminish the value of the Company’s products. In addition to generally greater resources, these competitors spend substantially more money on advertising and promotion than the Company and therefore dominate market share. The Company’s market share is estimated at approximately one percent. Lastly, due to the recent global economic crisis, the retail environment has been particularly challenging during the last few several years, which could negatively impact the Company’s operations.

The Company purchases significantly all of its products from a small number of contract manufacturers in Asia. The concentration of suppliers in this location subjects the Company to the risk of interruptions of product flow for various reasons which could lead to possible loss of sales, which would adversely affect operating results. In addition, there are other risks associated with doing business in Asia, especially China, where the Company’s intellectual property rights may not be protected.

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

In July 2008, the Company purchased a 57% equity interest in Palladium SAS (“Palladium”) for a total purchase price of €5,350,000, or approximately $8,448,000 (including a loan of €3,650,000, or approximately $5,764,000). In June 2009, the Company purchased the remaining 43% equity interest in Palladium for €5,000,000 (or $7,034,000) plus a variable future price, i.e. the Contingent Purchase Price (“CPP”), the terms of which were amended in May 2010. In May 2010, the Company revised the terms of the remaining future purchase price to be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. Excluding the initial recognition of the CPP, any change in CPP is based on the change in net present value of the €3,000,000 and the current quarter’s EBITDA projection, and will be recognized as interest income or interest expense during the current quarter. The fair value of the CPP at December 31, 2011 was $3,739,000 (or €2,886,000). See further discussion in Note P.

In July 2010, the Company entered into a Membership Interest Purchase Agreement with Form Athletics, LLC (“Form Athletics”) and its Members to purchase Form Athletics for $1,600,000 in cash

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

1.	Nature of Operations—(Continued)

and additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletics’ EBITDA for the twelve months ended December 31, 2012 (“Form CPP”). The acquisition of Form Athletics was recorded as a 100% purchase and the Form CPP liability was recognized. The purchase of Form Athletics was part of an overall strategy to enter the action sports market, however, during 2011, the Company decided to no longer pursue operating in this line of business and recognized impairment losses of $3,689,000 on the Form Athletics goodwill and trademark and reversed the Form CPP liability of $2,110,000. Operations of Form Athletics have been accounted for and presented as a discontinued operation in the accompanying consolidated financial statements. See further discussion in Note Q.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the 2010 and 2009 presentation to conform to the 2011 presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity and do not affect previously reported cash flows from operations, investing and financing activities or net change in cash and cash equivalents.

4.	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents as of December 31, 2011 and 2010 is $17,232,000 and $26,503,000, respectively, of balances maintained in foreign bank accounts.

5.	Inventories

Inventories, consisting of merchandise held for resale as finished goods, are stated at the lower of cost or market. Cost is determined using a moving average cost method. Management continually evaluates its inventory position and implements promotional or other plans to reduce inventories to appropriate levels relative to its sales estimates for particular product styles or lines. Estimated losses are recorded when such plans are implemented. It is possible that management’s plans to reduce inventory levels will be less than fully successful, and that such an outcome would result in a change in the inventory reserve in the near-term.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

December 31, 2011, 2010 and 2009

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

December 31, 2011, 2010 and 2009

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

Any tax position recognized would be an adjustment to the effective tax rate. The Company recognizes interest expense and penalties on income tax liabilities in income tax expense on its Consolidated Statement of Earnings/Loss. The Company recognizes its uncertain tax positions in either accrued income taxes, if determined to be short-term, or other liabilities if determined to be long-term, on its Consolidated Balance Sheet. For federal tax purposes, the Company’s 2008 through 2010 tax years remain open for examination by the tax authorities under the normal three year statute of limitations, however, the 2006 and 2007 tax years remain open for examination for limited issues. Generally, for state tax purposes, the Company’s 2007 through 2010 tax years remain open for examination by the tax authorities under a four year statute of limitations.

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

December 31, 2011, 2010 and 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

11.	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the bank lines of credit, current portion of long-term debt, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. In addition, the Company has long-term debt with financial institutions. The fair value of long-term debt is measured by obtaining the current interest rate from the financial institutions and then comparing that to the actual interest rate owed on the debt. At December 31, 2011, the fair value of the long-term debt is estimated at $147,000.

Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurements and Disclosures” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2011 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted investments available for sale	$9,153	$5,022	$4,131	$0
Investments available for sale	2,057	0	2,057	0
Forward exchange contracts – assets	1,321	0	1,321	0
Forward exchange contracts – liabilities	306	0	306	0
Contingent purchase price – Palladium (1)	3,739	0	0	3,739

(1)	See Note P for further discussion of valuation.

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

11.	Fair Value of Financial Instruments—(Continued)

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

During the year ended December 31, 2011, there were no transfers between Level 1, Level 2 and Level 3 measurements. In addition, there were no changes in the valuation technique of assets and liabilities measured on a recurring basis during the year ended December 31, 2011.

The following table provides K•Swiss goodwill and Form Athletics goodwill, trademarks and contingent purchase price carried at fair value measured on a non-recurring basis (in thousands):

	December 31, 2011				Year Ended December 31, 2011
		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
					Total Gains/ (Losses)
K•Swiss Goodwill (1)	$0	$0	$0	$0	$(2,986)
Form Athletics Goodwill (1)	0	0	0	0	(539)
Form Athletics Trademarks (1)	0	0	0	0	(3,150)
Form Athletics Contingent Purchase Price (2)	0	0	0	0	2,110

(1)	See Note E for further discussion of valuation.
(2)	See Note Q for further discussion of valuation.

12.	Financial Risk Management and Derivatives

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposures are from changes in the rates between the U.S. dollar and the Euro and between the Euro and the Pound Sterling. In 2011 and 2010, the Company entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pound Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

Licensing and other fees earned on sales by foreign licensees and distributors are included in revenues and recognized under the accrual basis of accounting and totaled $10,229,000, $8,092,000 and $6,507,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

13.	Recognition of Revenues and Accounts Receivable—(Continued)

Shipping and handling costs billed to customers are included in revenues and the related costs are included in selling, general and administrative expenses in the Consolidated Statements of Earnings/Loss. Shipping and handling costs included in selling, general and administrative expenses totaled $4,311,000, $3,260,000 and $3,093,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

14.	Cost of Goods Sold

Cost of goods sold includes the landed cost of inventory (which includes procurement costs of the Company’s Asian purchasing office and factory inspections, inbound freight charges, broker and consolidation charges and duties), production mold expenses and inventory and royalty reserves. Cost of goods sold may not be comparable to those of other entities as a result of recognizing warehousing costs within selling, general and administrative expenses. These warehousing costs were $16,511,000, $13,610,000 and $13,489,000 for the years ending December 31, 2011, 2010 and 2009, respectively.

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

Advertising costs are generally expensed as incurred and are included in selling, general and administrative expenses. Advertising costs also include athlete endorsement fees, which are amortized over the contractual terms of the agreements. Advertising expenses amounted to $47,244,000, $43,547,000 and $19,148,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company engages in cooperative advertising programs with its customers. The Company recognizes this expense, based on the expected usage of the programs, in advertising expense.

17.	(Loss)/Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net (loss)/earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to issue common stock were exercised.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

17.	(Loss)/Earnings per Share—(Continued)

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted (loss)/earnings per share (“EPS”) computations (shares in thousands):

	2011		2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,510	$(1.98)	35,218	$(1.94)	34,962	$(0.80)
Effect of Dilutive Stock Options	0	0.00	0	0.00	0	0.00

Diluted EPS	35,510	$(1.98)	35,218	$(1.94)	34,962	$(0.80)

Because the Company had a net loss for the years ended December 31, 2011, 2010 and 2009, the number of diluted shares is equal to the number of basic shares at December 31, 2011, 2010 and 2009, respectively. Outstanding stock options would have had an anti-dilutive effect on diluted EPS for the years ended December 31, 2011, 2010 and 2009. Outstanding stock options with either exercise prices or unrecognized compensation cost per share greater than the average market price of a share of the Company’s common stock also have an anti-dilutive effect on diluted EPS and were as follows (shares in thousands):

	2011	2010	2009
Options to purchase shares of common stock	1,359	1,154	1,127
Exercise prices	$8.15 to $34.75	$11.64 to $34.75	$9.52 to $34.75
Expiration dates	May 2012 to August 2021	December 2012 to December 2020	May 2012 to August 2019

18.	Stock-Based Compensation

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

19.	Other Income/Expense

During 2011, the Company and one of its international distributors entered into a mutual settlement and termination agreement in which the Company agreed to an early termination of this distributor’s contracts for $3,000,000. This amount was received on February 8, 2011 and is included in Other Income in the Company’s Consolidated Statements of Earnings/Loss. The contracts with this distributor were terminated as a result of this distributor not performing in accordance with their

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

19.	Other Income/Expense—(Continued)

contracts, and there was no litigation. The loss of this distributor did not have a significant impact on the Company’s revenues or gross margin. The Company secured another distributor for this region during the fourth quarter of 2011.

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

20.	Recent Accounting Pronouncements

Fair Value Measurement

Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” ensures that U.S. generally accepted accounting principles are aligned with International Accounting Standards. ASU 2011-04 does not modify the requirements for when fair value measurements apply, but rather clarifies how to measure and disclose fair value. ASU 2011-04 clarifies the following:

•	The highest and best use and valuation premise concepts apply only to nonfinancial assets;

•	The option to measure certain groups of financial assets and liabilities on a net basis;

•	Provides guidance on incorporating certain premiums and discounts in fair value measurement;

•	Provides guidance on measuring the fair value of items classified in shareholders’ equity; and

•	New disclosures include:

•	For both recurring and nonrecurring fair value measurements, the reason for the measurement;

•	All transfers between levels of the fair value hierarchy;

•	For Level 2 fair value measurements, a description of the valuation technique(s) and inputs used in those measurements;

•	For Level 3 fair value measurements:

•	Quantitative information about significant unobservable inputs;

•	Description of the valuation processes;

•	Qualitative discussion about the sensitivity of the measurements;

•	Information about the use of a nonfinancial asset when it differs from the asset’s highest and best use; and

•	The level of fair value hierarchy for assets and liabilities that are not measured at fair value but whose fair value is required to be disclosed.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

20.	Recent Accounting Pronouncements—(Continued)

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

Comprehensive Income

ASU 2011-05, “Presentation of Comprehensive Income,” improves the comparability of financial reporting and ensures that U.S. generally accepted accounting principles are aligned with International Accounting Standards. ASU 2011-05 requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The components of other comprehensive income (“OCI”) have not changed, nor has the guidance on when OCI items are reclassified to net income, however, entities are required to present all reclassification adjustments to OCI to net income on the face of the statement of comprehensive income. Similarly, ASU 2011-05 does not change the guidance to disclose OCI components gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented or disclosed in the notes to the financial statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, however, presentation of reclassification adjustments has been deferred with ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” ASU 2011-05 should be applied retrospectively and early adoption is permitted. The Company does not expect ASU 2011-05 will have a material impact on its financial position and results of operations, however, it may change certain disclosures.

Goodwill Impairment Qualitative Assessment

ASU 2011-08, “Testing Goodwill for Impairment,” intends to simplify goodwill impairment testing. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If this qualitative assessment determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the entity must review goodwill for impairment in a two step process, as discussed in Note A.8. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE B—RESTRICTED CASH AND CASH EQUIVALENTS AND RESTRICTED INVESTMENTS AVAILABLE FOR SALE

The Company collateralizes its lines of credit (non-Palladium) with the following at December 31 (in thousands):

	2011	2010
Restricted cash and cash equivalents	$13,449	$7,835
Restricted investments available for sale:
U.S. Treasury Notes	5,007	15,055
Corporate Notes and Bonds	4,062	0
Accrued interest income	84	28

Total restricted investments available for sale	9,153	15,083

Total restricted cash and cash equivalents and restricted investments available for sale	$22,602	$22,918

The restricted investments are classified as available for sale and are stated at fair value. At December 31, 2011 and 2010, gross unrealized holding gains were $8,000 and $51,000, respectively, and gross unrealized holding losses were $3,000 at December 31, 2011. Included in comprehensive income were changes in net unrealized losses of $30,000 for the year ended December 31, 2011 and changes in net unrealized holding gains of $34,000 for the year ended December 31, 2010. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security. Investments by contractual maturities as of December 31, 2011 were as follows (in thousands):

Within one year	$9,153
After one year through five years	0
After five years through ten years	0
After ten years	0

$9,153

There were no sales of restricted investments available for sale during the years ended December 31, 2011, 2010 and 2009.

NOTE C—INVESTMENTS AVAILABLE FOR SALE

The Company’s investments are classified as available for sale and are stated at fair value. The Company’s investments available for sale at December 31 were as follows (in thousands):

	2011	2010
Corporate Notes and Bonds	$2,024	$47,005
U.S. Treasury Notes	0	15,068
U.S. Government Corporations and Agencies	0	3,502
Accrued interest income	33	702

Total investments available for sale	$2,057	$66,277

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE C—INVESTMENTS AVAILABLE FOR SALE—(Continued)

At December 31, 2011 gross unrealized holding losses were $3,000 and at December 31, 2010, gross unrealized holding gains were $151,000 and gross unrealized holding losses were $60,000. Included in comprehensive income were changes in net unrealized losses of $62,000 for the year ended December 31, 2011 and changes in net unrealized holding gains of $36,000 for the year ended December 31, 2010. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security.

During the year ended December 31, 2011, the Company received proceeds from the sale of investments available for sale of $25,852,000 and the related gain on sale was $13,000. During the year ended December 31, 2010, the Company received proceeds from the sale of investments available for sale of $6,002,000 and the related gain on sale was not significant. There were no sales of investments available for sale during the year ended December 31, 2009. Realized gain and losses are recognized using the actual cost of the instrument.

Investments by contractual maturities as of December 31, 2011 were as follows (in thousands):

Within one year	$2,057
After one year through five years	0
After five years through ten years	0
After ten years	0

$2,057

NOTE D—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consist of the following (in thousands):

	2011	2010
Building and improvements	$12,541	$11,313
Information systems	23,191	22,727
Furniture, machinery and equipment	8,523	8,233

	44,255	42,273
Less accumulated depreciation and amortization	(25,357)	(22,273)

	18,898	20,000
Land	695	695

Total property, plant and equipment, net	$19,593	$20,695

NOTE E—INTANGIBLE ASSETS

Intangible assets as of December 31 consist of the following (in thousands):

	2011	2010
Goodwill	$0	$5,118
Trademarks	12,569	15,774
Less accumulated amortization	(1,087)	(2,680)

Total intangible assets	$11,482	$18,212

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE E—INTANGIBLE ASSETS—(Continued)

The change in the carrying amount of goodwill and intangible assets during year ended December 31, 2011 and 2010 was as follows (in thousands):

	2011	2010
Beginning Balance	$18,212	$15,259
Trademarks acquired (Note Q)	0	3,150
Goodwill acquired (Note Q)	0	539
Impairment losses—trademarks (Note Q)	(3,150)	0
Impairment losses—goodwill (Note Q)	(539)	0
Impairment losses—K•Swiss goodwill	(2,986)	0
Foreign currency translation effects	(55)	(736)

Ending Balance	$11,482	$18,212

During the year ended December 31, 2010, the Company acquired trademarks of $3,150,000 and goodwill of $539,000 as a result of the acquisition of Form Athletics. During the second quarter of 2011, after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Form Athletics goodwill and trademarks was impaired. As a result, the Company evaluated the future discounted net cash flows and recognized impairment losses of $3,689,000, which represents a 100% impairment of the Form Athletics goodwill and trademarks, for the year ended December 31, 2011. During the third quarter of 2011, the Company decided to no longer pursue operating the Form Athletics line of business, see discussion in Note Q.

Goodwill impairment of $2,986,000 was recognized on the K•Swiss brand for 2011. During the latter part of 2011 the Company experienced a significant decline in its market capitalization due to a decline in the stock price. As such, the implied fair value of goodwill was less than the carrying amount of goodwill and it was determined that goodwill was fully impaired.

The Company has performed the annual reassessment and impairment test as of October 1, 2011 of its Palladium intangible assets related to trademarks and determined there was no impairment of its intangible assets.

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

NOTE F—FINANCIAL RISK MANAGEMENT AND DERIVATIVES

At December 31, 2011, forward foreign exchange contracts with a notional value of $26,426,000 were outstanding to exchange various currencies with maturities ranging from January 2012 to September 2012, to sell the equivalent of approximately $4,876,000 in foreign currencies at contracted rates and to buy approximately $21,550,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. At December 31, 2011 and 2010, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE F—FINANCIAL RISK MANAGEMENT AND DERIVATIVES—(Continued)

The fair value of the Company’s derivatives as of December 31 was as follows (in thousands):

	$1,321	$1,321	$1,321	$1,321	$1,321	$1,321
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2011	2010	Balance Sheet Location	2011	2010
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$1,321	$244	Accrued liabilities	$306	$671

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)			Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)			Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Foreign exchange contracts	$961	$416	$(3,987)	Cost of goods sold	$(545)	$(326)	$1,810	Selling, general and administrative expenses	$(20)	$81	$258

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2011	2010	2009
Foreign exchange contracts	Selling, general and administrative expenses	$0	$0	$(6)

NOTE G—BANK LINES OF CREDIT AND OTHER DEBT

At December 31, 2011 and 2010, the Company had debt outstanding of $10,114,000 and $970,000 (2010 balance was attributable to outstanding borrowings by Palladium under its lines of credit facilities and term loans), respectively, (excluding outstanding letters of credit of $280,000 and $2,362,000 at December 31, 2011 and 2010, respectively).

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE G—BANK LINES OF CREDIT AND OTHER DEBT—(Continued)

Debt outstanding under the Company’s Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”) (not including borrowings by Palladium) was $9,716,000 at December 31, 2011 and there were no borrowings at December 31, 2010. The terms of and current borrowings under the Loan Agreement as of December 31, 2011 were as follows (dollars in thousands):

Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit (3)	Total	Interest Rate	Expiration Date
$ 9,716	$280	$11,004	$21,000	2.69%(1)	January 2012 to March 2012 (2)

(1)	This represents the weighted average interest rate of the current borrowings under the Loan Agreement. The interest is at the Company’s option at (i) the Bank’s prime rate minus 0.75 percentage points, or (ii) IBOR plus 1.25 percentage points.
(2)	This represents the maturity dates of the current borrowings under the Loan Agreement. The Loan Agreement expires July 1, 2013.
(3)	In January 2012, the Company entered into the Second Amendment with the Bank which reduces the amount of availability by any obligations owed for using the Bank’s treasury or cash management services up to $1,500,000.

Pursuant to the Loan Agreement dated as of June 30, 2010, and as subsequently amended to the present date, the Bank has agreed to provide the Company with a revolving line of credit in an aggregate principal amount not to exceed (i) $21,000,000 minus (ii) the aggregate amount of borrowings by certain foreign subsidiaries of the Company (the “Foreign Subsidiary Borrowers”) under credit facilities with the Bank or any affiliate of the Bank (such revolving line of credit, the “Facility”) plus (iii) the obligations owed for using the Bank’s treasury or cash management services up to $1,500,000, with sublimits for letters of credit and bankers acceptances, in each case not to exceed $5,000,000. The Facility expires on July 1, 2013, unless earlier terminated pursuant to the terms of the Loan Agreement. At the Bank’s option, the availability of the Facility may be extended beyond July 1, 2013.

Pursuant to the Loan Agreement, the Company has agreed to secure its obligations under the Facility with securities and other investment property owned by the Company in certain securities accounts (the “Collateral Accounts,” or the Company’s restricted cash and cash equivalents and restricted investments available for sale, see Note B) and to guarantee the obligations of certain of the Company’s foreign subsidiaries under their credit facilities with the Bank, or any affiliate of the Bank. The obligations of the Company under the Loan Agreement are guaranteed by its wholly owned subsidiary, K•Swiss Sales Corp.

On April 18, 2011, the Company and K•Swiss Sales Corp. entered into the First Amendment to the Loan Agreement with the Bank which permits the Company, among other things, to incur borrowings denominated in Euros, Pound Sterling and Canadian Dollars, in addition to borrowings denominated in U.S. Dollars.

On January 24, 2012, the Company entered into the Second Amendment to the Loan Agreement with the Bank which reduces the amount of availability by any obligations owed for using the Bank’s treasury or cash management services up to $1,500,000.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE G—BANK LINES OF CREDIT AND OTHER DEBT—(Continued)

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

The Loan Agreement contains covenants that prevent the Company from, among other things, incurring other indebtedness, granting liens, selling assets outside of the ordinary course of business, making other investments and engaging in any consolidation, merger or other combination. At December 31, 2011, the Company was in compliance with its debt covenants with the Bank.

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

At December 31, 2011 and 2010, Palladium debt outstanding under its lines of credit and term loans was $398,000 and $970,000, respectively. There were no letters of credit outstanding under these facilities at December 31, 2011 or 2010. The breakdown of the debt outstanding at December 31 is as follows (dollars and Euros in thousands):

	2011	2010
Secured Fixed Rate Term Loans with Financial Institutions of €1,320 (or approximately $1,710 and $1,754 at December 31, 2011 and 2010, respectively), at interest rates ranging from 5.42% to 5.84% at December 31, 2011 and 2010, due between February 2012 and February 2013 (1)	$394	$689
Secured Variable Rate Lines of Credit with Financial Institutions (1):
Facility of €4,000 (or approximately $5,182 and $5,314 at December 31, 2011 and 2010, respectively) at approximately 2.13% and 1.69% at December 31, 2011 and 2010, respectively, due December 31, 2012 and 2011, respectively	0	205
Facilities of €1,000 (or approximately $1,296 and $1,328 at December 31, 2011 and 2010, respectively), at interest rates ranging from approximately 2.56% to 3.12% at December 31, 2011 and ranging from approximately 2.21% to 2.99% at December 31, 2010, due June 30, 2012 and 2011, respectively (2)	0	68
Accrued interest	4	8

Total	$398	$970

Short-term	$250	$566

Long-term	$148	$404

(1)	These are secured by Palladium’s assets including accounts receivable and/or intellectual property rights (i.e. trademarks), as well as Palladium common stock.
(2)	These lines of credit are renewable every six months. The amount available under these facilities was €1,000 (or approximately $1,296) during the six month period July 1 through December 31,

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE G—BANK LINES OF CREDIT AND OTHER DEBT—(Continued)

2011 and the amount available during the sixth month period July 1 through December 31, 2010 was €1,000 (or approximately $1,328), depending on Palladium’s cash needs. The lines of credit facility amounts in the table above are the maximum amounts that could be borrowed upon at December 31, 2011 and 2010. Subsequent to December 31, 2011 and 2010, these lines of credit were renewed until June 30, 2012 and 2011, respectively, and the maximum facility amount available between January 1 through June 30, 2012 is €1,000 (or approximately $1,296) and the maximum facility amount available between January 1 through June 30, 2011 ranged from €1,150 to €1,350 (or approximately $1,528 to $1,793).

In accordance with these financing arrangements with the financial institutions, Palladium must meet minimum working capital requirements and is restricted as to the amount of dividends it can pay. At December 31, 2011, Palladium was in compliance with these debt covenants.

Interest expense of $266,000, $118,000 and $214,000 was incurred on the Company’s bank loans and lines of credit during the years ended December 31, 2011, 2010 and 2009, respectively. Amounts due under the Company’s lines of credit and term loans as of December 31, 2011 were as follows (in thousands):

Year ending December 31,
2012	$9,966
2013	148
2014	0
2015	0
Thereafter	0

$10,114

NOTE H—ACCRUED LIABILITIES

Accrued liabilities as of December 31 consist of the following (in thousands):

	2011	2010
Compensation	$4,108	$3,205
Advertising	1,479	3,566
Legal	1,611	2,130
Other	6,302	4,167

Total accrued liabilities	$13,500	$13,068

NOTE I—OTHER LIABILITIES

Other liabilities as of December 31 consist of the following (in thousands):

	2011	2010
Deferred compensation	$0	$7,297
Uncertain tax positions, net of federal benefit of $568 and $542, for 2011 and 2010, respectively (Note J)	7,816	6,804

Total other liabilities	$7,816	$14,101

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE I—OTHER LIABILITIES—(Continued)

During the third quarter of 2011, the Company terminated its deferred compensation plan with an effective date of September 30, 2011. In October 2011, $7,693,000 was paid to the participants. In addition, the cash surrender value of the investment underlying this liability of $5,468,000 was liquidated and received by the Company in October 2011.

NOTE J—INCOME TAXES

The provision for income tax expense/(benefit) includes the following for the years ended December 31 (in thousands):

	2011	2010	2009
Current:
United States
Federal	$2,278	$(699)	$(10,681)
State	144	74	339
Foreign	642	565	664
Deferred:
United States
Federal	12	6,156	2,178
State	0	1,967	(1,062)
Foreign	675	(131)	(1,101)

Total income tax expense/(benefit)	$3,751	$7,932	$(9,663)

A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 were as follows:

	2011	2010	2009
U.S. Federal statutory rate	35.0%	35.0%	(35.0)%
State income taxes	3.9	3.9	(2.0)
Net results of foreign subsidiaries	(9.5)	(6.0)	4.0
Valuation allowance	(26.4)	(45.2)	0.0
Goodwill impairment	(1.9)	0.0	4.3
Non-deductible executive compensation	(4.2)	0.0	0.0
Other	(3.1)	(1.2)	2.7

Total effective tax rate	(6.2)%	(13.5)%	(26.0)%

At any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken by the Company. Additionally, the Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings.

The federal income tax returns for 2006 through 2009 and certain state returns for 2007 and 2008 are currently under various stages of audit by the applicable taxing authorities. The Company received a Notice of Proposed Adjustment from the Internal Revenue Service (“IRS”) for tax years 2006 and 2007 of

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE J—INCOME TAXES—(Continued)

$7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,614,000. This issue has been sent to the IRS Appeal’s office for further consideration. The Company does not agree with this adjustment and plans to vigorously defend its position. The Company does not believe that an additional tax accrual is required at this time. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. The Company’s material tax jurisdiction is the United States.

In January 2012, the Company received a Notice of Proposed Adjustment for the 2008 tax year, which is similar to the one discussed above. The 2008 proposed adjustment which is estimated at $1,369,000, if settled, will not create any additional financial statement impact due to the available tax U.S. losses that may be carried back from the 2010 tax year to the 2008 tax year.

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The net current and non-current components of deferred income taxes recognized in the balance sheets are as follows as of December 31 (in thousands):

	2011	2010
Net current deferred income tax assets	$0	$0
Net non-current deferred income tax assets	2,914	3,913

Net deferred income tax asset	$2,914	$3,913

Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2011	2010
Assets:
State taxes	$5,242	$3,465
Bad debt reserves	454	359
Inventory reserve and capitalized costs	2,959	1,982
Sales return reserve	686	289
Deferred compensation plan	0	2,845
Stock-based compensation	3,969	3,545
Foreign research and development credit	28	291
Alternative minimum tax credit and U.S. foreign tax credit	3,660	2,409
Palladium Contingent Purchase Price	77	116
Federal net operating losses	30,998	15,467
Foreign net operating losses	2,341	3,179
Other	2,257	1,644

Gross deferred tax assets	52,671	35,591

Liabilities:
Contingent purchase payments	(156)	(156)
Depreciation	(3,808)	(4,163)
Other	(274)	(181)

Gross deferred tax liabilities	(4,238)	(4,500)

Valuation allowance:
United States	(45,147)	(26,717)
Foreign	(372)	(461)

Valuation allowance	(45,519)	(27,178)

Net deferred tax asset	$2,914	$3,913

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE J—INCOME TAXES—(Continued)

At December 31, 2011, the Company had income taxes receivable of $770,000, which was related to a U.S. refund for the carryback of the 2010 loss to the 2008 tax year. This amount was received in February 2012. During 2011, the Company remained in a three year pre-tax cumulative loss position. The Company can no longer support future profitability sufficient enough to realize its deferred tax assets in the near future and has a valuation allowance of $45,519,000 and $27,178,000 at December 31, 2011 and 2010, respectively. At December 31, 2011, the Company had a net deferred tax asset of $2,914,000 which consisted of U.S. foreign tax credits which will offset tax in prior taxable years and foreign net operating losses which primarily relate to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period. The Company has not recorded a valuation allowance against U.S. deferred tax in the amount of $35,000 for the eventual carryback of foreign tax credits to the 2006 tax year as the Company believes it is more-likely-than-not that it will be utilized. The Company has foreign net operating losses of $2,879,000 at December 31, 2011, which are primarily related to the pre-acquisition losses of Palladium, a French company. The carryforward period in France is unlimited. The Company has not recorded a valuation allowance against certain foreign net operating losses as the Company believes it is more-likely-than-not that the loss carryforwards will be utilized. The ultimate realization of the loss carryforward is dependent upon the generation of future taxable income outside of the U.S. during the periods in which those temporary differences become deductible This assessment could change in future periods if the Company does not achieve taxable income in these foreign tax jurisdictions or projections of future taxable income decline. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future operating results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. If an increase in the valuation allowance in future periods is required, this would result in an increase in the Company’s income tax expense and could materially impact the effective income tax rate in the period recorded.

The Company’s recognized uncertain tax positions at December 31 are as follows (in thousands):

	2011	2010
Uncertain tax positions	$7,112	$6,302
Interest on uncertain tax positions	1,272	1,044

Total uncertain tax positions, gross	8,384	7,346
Less federal income tax benefit	(568)	(542)

Total uncertain tax positions, net	$7,816	$6,804

During the years ended December 31, 2011, 2010 and 2009, the Company recognized income tax expense related to uncertain tax positions of $810,000, $137,000 and $45,000, respectively, and interest expense on uncertain tax positions of $228,000, $141,000 and $147,000, respectively. The Company did not recognize any related penalties for uncertain tax positions for the years ended December 31, 2011, 2010 and 2009.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE J—INCOME TAXES—(Continued)

The Company does not expect its uncertain tax positions to change significantly over the next twelve months. A reconciliation of the beginning and ending amount of the Company’s uncertain tax positions, gross, at December 31 is as follows (in thousands):

	2011	2010
Beginning balance	$7,346	$7,068
Additions for uncertain tax positions	1,038	922
Reduction for uncertain tax positions:
Expiration of statute of limitations	0	(644)

Ending balance	$8,384	$7,346

NOTE K—COMMITMENTS AND CONTINGENCIES

The Company leases its principal warehouse facility through January 2015. In addition, certain property and equipment is leased primarily on a month-to-month basis. Rent expense for operating leases was approximately $7,661,000, $6,550,000 and $5,724,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has entered into endorsement agreements with athletes that are sponsored by the Company through April 2014. The Company has entered into licensing agreements which require the Company to pay minimum royalties through June 2014.

Future minimum rental payments under leases, future minimum endorsement fees under endorsement agreements and future minimum royalties under licensing agreements at December 31, 2011 are as follows (in thousands):

	Year ending December 31,
	2012	2013	2014	2015	Thereafter	Total
Rental payments	$6,692	$4,815	$3,913	$2,208	$6,211	$23,839
Endorsement fees	4,609	2,875	37	0	0	7,521
Royalty fees	990	560	30	0	0	1,580

Total	$12,291	$8,250	$3,980	$2,208	$6,211	$32,940

The Company has product purchase obligations of approximately $24,356,000 at December 31, 2011. The Company generally orders product four to five months in advance of sales based primarily on advance futures orders received from customers. Product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

The Company has outstanding letters of credit totaling approximately $280,000 at December 31, 2011. These letters of credit collateralize the Company’s obligations to third parties for the purchase of inventory. The letters of credit outstanding at December 31, 2011 have original terms from eleven to twelve months. The fair value of these letters of credit approximates the fees currently charged for similar agreements and is not significant at December 31, 2011 and 2010.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE K—COMMITMENTS AND CONTINGENCIES—(Continued)

The Company may owe a CPP, that is equal to €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. At December 31, 2011, the CPP calculated in accordance with this formula was $3,739,000 (or approximately €2,886,000), which approximated the fair value of this liability.

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

NOTE L—EMPLOYEE BENEFIT PLAN

In 1988, the Company adopted a domestic discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements. In 1993, the plan was amended to include a 401(k) plan. The Company contribution into this plan was approximately $24,000, $30,000 and $30,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In 1999, the Company adopted the 1999 Stock Incentive Plan under which it was authorized to award up to 2,400,000 shares or options to employees and directors of the Company. As amended, the number of options or awards available for issuance under the 1999 Stock Incentive Plan was 4,600,000 shares of Class A Common Stock. The awards have a term of ten years and generally become fully vested between the grant date and the ninth year following the grant date. At December 31, 2011, there were no awards available under the 1999 Stock Incentive Plan for future grants.

In 2009, the Company adopted the 2009 Stock Incentive Plan under which it is authorized to award up to 3,000,000 shares or options of the Company’s Class A Common Stock to employees and directors of the Company. The awards have a term of ten years and generally become fully vested between the third and fifth years following the grant date. At December 31, 2011, 1,637,000 awards remain available for grant under the 2009 Stock Incentive Plan.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE M—STOCKHOLDERS’ EQUITY—(Continued)

The following table summarizes compensation costs related to the Company’s stock-based compensation plans (in thousands) for the year ended December 31:

	2011	2010	2009
Cost of goods sold	$(124)	$146	$210
Selling, general and administrative expenses	1,020	1,543	2,981

Pre-tax stock-based compensation expenses	896	1,689	3,191
Income tax expense/(benefit)	22	(65)	(1,080)

Total stock-based compensation expenses	$918	$1,624	$2,111

There were no capitalized stock-based compensation costs during the years ended December 31, 2011, 2010 and 2009. The Company recognizes stock-based compensation expense using the graded-vesting attribution method. The remaining unrecognized compensation expense related to unvested awards at December 31, 2011 was $4,735,000 and the weighted-average period of time over which this expense will be recognized is approximately 2.8 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of options, the Company realized an income tax benefit in the year ended December 31, 2009 that has been credited to additional paid-in capital. There were no modifications to stock option awards during the years ended December 31, 2011, 2010 and 2009.

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

	2011	2010	2009
Expected life (years)	6	6	5
Risk-free interest rate	1.4%	2.4%	2.0%
Expected volatility	51.6%	46.0%	45.5%
Expected dividend yield	0.0%	0.0%	0.0%

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE M—STOCKHOLDERS’ EQUITY—(Continued)

The following table summarizes stock option transactions for 2011, 2010 and 2009:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding January 1, 2009	2,176,345	$9.37
Granted	995,165	6.96
Exercised	(281,365)	3.31
Canceled	(118,080)	12.59

Options outstanding December 31, 2009	2,772,065	8.98
Granted	318,300	11.21
Exercised	(241,999)	5.15
Canceled	(89,471)	9.95

Options outstanding December 31, 2010	2,758,895	9.54
Granted	1,178,600	4.41
Exercised	(220,498)	4.82
Canceled	(488,068)	9.79

Options outstanding December 31, 2011	3,228,929	$7.95	6.83	$105,000

Options exercisable December 31, 2011	1,176,050	$10.39	3.91	$27,000

Options exercisable at December 31, 2010 and 2009 were 1,297,454 and 1,321,720, respectively. The weighted-average grant-date fair value of stock options granted during 2011, 2010 and 2009 was $2.18, $5.35 and $2.82, respectively.

The Company reflects income tax benefits resulting from tax deductions in excess of expense as a financing activity in its consolidated statement of cash flows. Cash proceeds, income tax benefit and intrinsic value of related stock options exercised during the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Proceeds from stock options exercised	$1,062	$1,247	$931
Income tax benefit related to stock options exercised	$0	$0	$730
Intrinsic value of stock options exercised	$991	$1,681	$1,946

The Company issues new shares of Class A Common Stock to satisfy stock option exercises. Shares that are repurchased under the Company’s current stock repurchase programs will reduce the dilutive impact of the Company’s share-based compensation plans. Treasury Stock is shown on the Company’s Consolidated Balance Sheet as a reduction to stockholders’ equity at the full purchase price of purchased shares until retired. Under its stock repurchase program, the Company did not purchase shares of Class A Common Stock during the year ended December 31, 2011.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

During the years ended December 31, 2011, 2010 and 2009, there were no customers that accounted for more than 10% of total revenues. At December 31, 2011 and 2010, approximately 10% and 14%, respectively, of accounts receivable was from one customer. Credit risk with respect to other trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many geographies. The Company controls credit risk through credit approvals, credit limits and monitoring procedures, and for international receivables from distributors, the use of letters of credit and letters of guarantee.

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

	2011	2010	2009
Revenues from unrelated entities (1):
United States	$116,781	$92,178	$101,181
EMEA	88,092	71,720	91,719
Other International	63,484	52,868	47,829

Total revenues from unrelated entities	$268,357	$216,766	$240,729

Inter-geographic revenues:
United States	$5,680	$4,281	$4,796
EMEA	1,470	6	12
Other International	212	132	105

Total inter-geographic revenues	$7,362	$4,419	$4,913

Total revenues:
United States	$122,461	$96,459	$105,977
EMEA	89,562	71,726	91,731
Other International	63,696	53,000	47,934
Less inter-geographic revenues	(7,362)	(4,419)	(4,913)

Total revenues	$268,357	$216,766	$240,729

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE O—SEGMENT INFORMATION—(Continued)

	2011	2010	2009
Operating (loss)/profit:
United States	$(41,206)	$(36,900)	$(14,094)
EMEA	(16,075)	(10,939)	(3,045)
Other International	9,570	5,323	5,573
Less corporate expenses (2)	(16,842)	(15,261)	(22,838)
Eliminations	563	1,730	(2,558)

Total operating loss	$(63,990)	$(56,047)	$(36,962)

Interest income:
United States	$437	$859	$1,932
EMEA	33	16	16
Other International	66	56	58

Total interest income	536	931	2,006

Interest expense:
United States	$50	$369	$665
EMEA	267	127	274
Other International	0	0	17

Total interest expense	317	496	956

Interest income, net	$219	$435	$1,050

Income tax expense/(benefit):
United States	$2,433	$7,497	$(9,227)
EMEA	704	182	(142)
Other International	614	253	(294)

Total income tax expense/(benefit)	$3,751	$7,932	$(9,663)

Provision for depreciation and amortization:
United States	$2,563	$2,545	$3,100
EMEA	498	553	885
Other International	550	559	174

Total provision for depreciation and amortization	$3,611	$3,657	$4,159

Capital expenditures:
United States	$1,184	$853	$421
EMEA	1,056	503	810
Other International	464	1,021	213

Total capital expenditures	$2,704	$2,377	$1,444

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE O—SEGMENT INFORMATION—(Continued)

	2011	2010
Long-lived assets (3):
United States	$16,719	$18,271
EMEA	1,519	993
Other International	1,355	1,431

Total long-lived assets	$19,593	$20,695

(1)	Revenue is attributable to geographic regions based on the location of the Company subsidiary.

(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire corporation and are not segment/region specific. The increase in corporate expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due to a K•Swiss goodwill impairment charge recognized during the year ended December 31, 2011, offset by decreases in legal and data processing expenses. The decrease in legal expenses was a result of decreases in expenses incurred to defend the Company’s trademarks. The decrease in data processing expenses was a result of decreases in on-going maintenance expense for the Company’s SAP computer software system. The decrease in corporate expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 was a result of decreases in data processing expenses and compensation expenses. The decrease in data processing expenses was a result of decreases in on-going maintenance expense for the Company’s SAP computer software system due to the completion of the SAP implementation in certain international regions in the fourth quarter of 2008. The decrease in compensation expenses, which include bonus/incentive related expenses and employee recruiting and relocation expenses, resulted primarily from a decrease in stock option compensation expenses. In addition, there was no impairment charge recognized during the year ended December 31, 2010, whereas for the year ended December 31, 2009, an impairment charge on the goodwill and intangible assets related to Palladium was recognized.

(3)	Long-lived assets consist of property, plant and equipment, net.

NOTE P—PALLADIUM CONTINGENT PURCHASE PRICE

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

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE P—PALLADIUM CONTINGENT PURCHASE PRICE—(Continued)

On June 2, 2009, the Company entered into Amendment No. 1 to the Share Purchase and Shareholders’ Rights Agreement by and among an individual, Palladium and the Company providing for the purchase of the remaining 43% equity interest in Palladium for €5,000,000 plus a variable future price (see discussion below). The payment of the €5,000,000 (or $7,034,000) was paid on June 16, 2009. The future purchase price is equal to an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 less €3,300,000, but not to exceed €6,700,000. The fair value of this new liability, or the CPP, was determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year, less €3,300,000, but not less than zero. The change in CPP is based on the current quarter’s EBITDA projection and was recognized as interest income or interest expense during the current quarter. As a result of purchasing the remaining 43% equity interest, the Company recognized a loss of $2,616,000 on the purchase, which was recorded in Other Income/(Expense), net on the Consolidated Statement of Earnings/Loss. The loss was calculated as the difference between the purchase price and its MRMI.

On May 1, 2010, the Company entered into Amendment No. 2 to the Share Purchase and Shareholders’ Rights Agreement to revise the terms of the remaining future purchase price for Palladium payable in 2013. Pursuant to Amendment No. 2, the fair value of the future purchase price for Palladium, i.e. the CPP, will be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year. Excluding the initial recognition of the CPP, any change in CPP is based on the change in net present value of the €3,000,000 and the current quarter’s EBITDA projection, and will be recognized as interest income or interest expense during the current quarter. During the second quarter of 2010, the Company recognized the initial fair value of the CPP of $3,320,000, which is recorded in Other Income/(Expense), net on its Consolidated Statement of Earnings/Loss.

The change in the CPP or the change in the fair value of MRMI during the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Beginning balance	$3,689	$0	$3,759
Purchase of remaining 43% of Palladium	0	0	(4,417)
Initial recognition of the net present value of the CPP	0	3,320	0
Change in net present value of the CPP/MRMI	50	369	658

Ending balance	$3,739	$3,689	$0

NOTE Q—FORM ATHLETICS

On July 23, 2010, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Form Athletics, LLC and its Members to purchase Form Athletics for $1,600,000 in cash. Form Athletics was established in January 2010 to design, develop and distribute apparel for mixed martial arts under the Form Athletics brand worldwide. The purchase of Form Athletics was part of an overall strategy to enter the action sports market, however, during the third

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE Q—FORM ATHLETICS—(Continued)

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

The acquisition of Form Athletics was recorded as a 100% purchase and the Form CPP liability was recognized and accordingly, the results of operations of the acquired business were included in the Company’s Consolidated Financial Statements from the date of acquisition. A trademark asset totaling $3,150,000 and goodwill of $539,000 were recognized for the amount of the excess purchase price paid over fair market value of the net assets acquired. The amount of goodwill that was deductible for tax purposes was $507,000 and will be amortized over 15 years. At July 23, 2010, the acquired assets and liabilities assumed in the purchase of Form Athletics was as follows (in thousands):

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

The intangible assets were accounted for at the lower of carrying value or fair value. These indefinite-lived assets were evaluated for impairment at least annually, and more often when events indicate that impairment exists. During the second quarter of 2011, after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Form Athletics goodwill and trademark was impaired and recognized impairment losses of $3,689,000 (see Note E) and reversed the Form CPP liability of $2,110,000, which is included in the loss from discontinued operations as interest income.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE Q—FORM ATHLETICS—(Continued)

The change in the Form CPP for the years ended December 31, 2011 and 2010 was as follows (in thousands):

	2011	2010
Beginning balance	$2,110	$0
Initial recognition of the net present value of the CPP	0	2,110
Change in net present value of the CPP	(2,110)	0

Ending balance	$0	$2,110

The operations for Form Athletics for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Revenues	$683	$221
Cost of goods sold	1,223	134

Gross (loss)/profit	(540)	87
Selling, general and administrative expenses	3,830	1,435
Impairment on intangibles and goodwill	3,689	0

Operating loss	(8,059)	(1,348)
Interest income, net	2,110	0

Net loss from discontinued operations	$(5,949)	$(1,348)

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE R—SALE OF ROYAL ELASTICS

On April 30, 2009, the Company sold certain Royal Elastics assets, consisting of its inventory located in Taiwan and its intangible trademarks, with an approximate net book value of $1,043,000, to Royal Elastics Holdings Ltd. (“REH”), a third party, in an arm’s length transaction for $4,000,000. In respect to this sale, the Company received a $1,104,000 promissory note from REH and REH agreed to pay the company $2,896,000 in cash by April 30, 2010. As of December 31, 2010, however the Company only received approximately $2,438,000 in cash. The difference between what the Company expected to receive and what had been received by April 30, 2010 was added to the principal amount of the promissory note balance such that the Company holds a promissory note in the principal amount of approximately $1,562,000 from REH. Interest on the promissory note is payable quarterly at an interest rate of Wall Street Journal Prime plus 1%. The principal balance is due on April 30, 2016. The pre-tax gain on sale of $1,367,000 for the year ended December 31, 2009 was recorded in Other Income/(Expense), net on the Consolidated Statement of Earnings/Loss. Operations of the Royal Elastics brand have been accounted for and presented as a discontinued operation in the accompanying Consolidated Financial Statements. The operations of Royal Elastics for year ended December 31 is as follows (in thousands):

2009
Revenues	$5,339
Cost of goods sold	3,708

Gross profit	1,631
Selling, general and administrative expenses	1,814

Operating loss	(183)
Interest expense, net	(929)

Loss before income taxes	(1,112)
Income tax benefit	(648)

Net loss from discontinued operations	$(464)

NOTE S—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2011 and 2010 follows (in thousands except for per share amounts):

	First quarter	Second quarter	Third quarter	Fourth quarter	Year
2011
Revenues	$72,441	$65,297	$80,456	$50,163	$268,357
Gross profit	28,522	22,434	28,825	12,841	92,622
Loss from continuing operations	(8,616)	(17,400)	(13,632)	(24,874)	(64,522)
Loss from discontinued operations	(1,226)	(2,626)	(1,786)	(311)	(5,949)
Net loss	(9,842)	(20,026)	(15,418)	(25,185)	(70,471)
Loss per share, basic and diluted
Loss from continuing operations	$(0.25)	$(0.49)	$(0.38)	$(0.70)	$(1.81)
Loss from discontinued operations	(0.03)	(0.07)	(0.05)	(0.01)	(0.17)
Net loss	(0.28)	(0.56)	(0.43)	(0.71)	(1.98)

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE S—QUARTERLY FINANCIAL DATA (Unaudited)—(Continued)

	First quarter	Second quarter	Third quarter	Fourth quarter	Year
2010
Revenues	$65,870	$46,831	$61,491	$42,574	$216,766
Gross profit	28,646	17,526	25,033	13,787	84,992
Loss from continuing operations	(4,698)	(14,545)	(27,842)	(19,779)	(66,864)
Loss from discontinued operations	0	0	(492)	(856)	(1,348)
Net loss	(4,698)	(14,545)	(28,334)	(20,635)	(68,212)
Loss per share, basic and diluted
Loss from continuing operations	$(0.13)	$(0.41)	$(0.79)	$(0.56)	$(1.90)
Loss from discontinued operations	0.00	0.00	(0.01)	(0.02)	(0.04)
Net loss	(0.13)	(0.41)	(0.80)	(0.58)	(1.94)

NOTE T—SUBSEQUENT EVENT

On February 10, 2012, the Company has accepted a proposal from a financial institution for a $35,000,000 asset based facility to replace the Company’s existing facility with Bank of America, see discussion in Note G. This asset based facility has a term of four years and bears a variable rate of interest based either upon prime, Federal Funds or LIBOR. Entry into this new facility remains subject to, among other things, satisfactory due diligence by this financial institution.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2011 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and “Management’s Report on Internal Control Over Financial Reporting” on pages 44 and 45, respectively.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for the information disclosed in Part I under the heading “Executive Officers of the Registrant,” the information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held June 5, 2012 to be filed with the S.E.C. within 120 days after December 31, 2011 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held June 5, 2012 to be filed with the S.E.C. within 120 days after December 31, 2011 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held June 5, 2012 to be filed with the S.E.C. within 120 days after December 31, 2011 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held June 5, 2012 to be filed with the S.E.C. within 120 days after December 31, 2011 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held June 5, 2012 to be filed with the S.E.C. within 120 days after December 31, 2011 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

3.1	Second Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on March 27, 2009)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 filed with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. 2009 Stock Incentive Plan (incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the S.E.C. on May 22, 2009)
10.6	K•Swiss Inc. Employee Stock Option Agreement (Officers) Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.7	K•Swiss Inc. Non-Employee Director Stock Option Agreement Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.8	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)
10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1993)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 1994)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)
10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.16	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.17	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)
10.18	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.19	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated August 1, 2009 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.20	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.21	Employment Agreement between the Registrant and Steven B. Nichols dated as of December 22, 2010 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on December 23, 2010)

10.22	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.23	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.24	Loan Agreement dated June 30, 2010, between the K•Swiss Inc. and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on July 2, 2010)

10.25	First Amendment to Loan Agreement dated April 18, 2011 between K•Swiss Inc., K•Swiss Sales Corp. and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 21, 2011)

10.26	Second Amendment to Loan Agreement dated January 24, 2012 between K•Swiss Inc., K•Swiss Sales Corp. and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on January 25, 2012)

10.27	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.28	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.29	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.30	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.31	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.32	Amendment No. 1 to Share Purchase and Shareholders’ Rights Agreement, dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 4, 2009)

10.33	Amendment No. 2 to Share Purchase and Shareholders’ Rights Agreement, dated May 1, 2010 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

(c) Schedules

Page
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	92

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

February 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	STEVEN NICHOLS Steven Nichols	Chairman of the Board, President and Chief Executive Officer	February 16, 2012

/s/	GEORGE POWLICK George Powlick	Vice President of Finance, Chief Administrative Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Director	February 16, 2012

/s/	LAWRENCE FELDMAN Lawrence Feldman	Director	February 16, 2012

/s/	STEPHEN FINE Stephen Fine	Director	February 16, 2012

/s/	MARK LOUIE Mark Louie	Director	February 16, 2012

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B		Column C		Column D	Column E
			Additions
Description	(1) Balance at beginning of period		(1) Charged to expenses	(1) Charged to other accounts	(1) Write-offs and deductions, net	(1) Balance at end of period
Allowance for bad debts	(2011)	$1,780	$619	$0	$(721)	$1,678
	(2010)	2,162	691	0	(1,073)	1,780
	(2009)	2,897	(257)	0	(478)	2,162
Allowance for inventories	(2011)	$4,747	$9,356	$0	$(6,876)	$7,227
	(2010)	4,859	3,028	0	(3,140)	4,747
	(2009)	12,718	6,949	0	(14,808)	4,859
Allowance for sales returns	(2011)	$1,388	$7,424	$0	$(6,398)	$2,414
	(2010)	1,198	6,760	0	(6,570)	1,388
	(2009)	1,305	4,121	0	(4,228)	1,198

(1)	Includes activity related to the Form Athletics brand for 2011 and 2010 and the Royal Elastics brand for 2009.

EXHIBIT INDEX

Exhibit

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.