Form 10-Q
period 2012-03-31
K SWISS INC
filed 2012-05-03
CIK 862480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at May 2, 2012:

Class A	27,561,304
Class B	8,039,524

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,291	$28,701
Restricted cash and cash equivalents and restricted investments available for sale (Note 3)	23,046	22,602
Investments available for sale (Note 4)	0	2,057
Accounts receivable, less allowance for doubtful accounts of $1,641 and $1,678 for March 31, 2012 and December 31, 2011, respectively	42,973	31,449
Inventories	77,842	90,380
Prepaid expenses and other current assets	3,418	4,927
Income taxes receivable (Note 9)	0	770

Total current assets	176,570	180,886

PROPERTY, PLANT AND EQUIPMENT, net (Note 10)	18,902	19,593
OTHER ASSETS
Intangible assets (Note 5)	11,547	11,482
Deferred income taxes (Note 9)	2,580	2,914
Other	4,436	4,736

Total other assets	18,563	19,132

Total assets	$214,035	$219,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit (Note 7)	$12,808	$9,716
Current portion of long-term debt (Note 7)	183	250
Trade accounts payable	13,650	18,101
Accrued income taxes payable	87	372
Accrued liabilities	14,256	13,500

Total current liabilities	40,984	41,939

OTHER LIABILITIES
Long-term debt (Note 7)	0	148
Contingent purchase price (Notes 12 and 13)	4,397	3,739
Other liabilities	8,121	7,816

Total other liabilities	12,518	11,703

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock – authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	0	0
Common Stock:
Class A – authorized 90,000,000 shares of $0.01 par value; 29,982,921 shares issued, 27,561,304 shares outstanding and 2,421,617 shares held in treasury at March 31, 2012 and 29,982,254 shares issued, 27,560,637 shares outstanding and 2,421,617 shares held in treasury at December 31, 2011	300	300
Class B, convertible – authorized 18,000,000 shares of $0.01 par value; 8,039,524 shares issued and outstanding at March 31, 2012 and December 31, 2011	80	80
Additional paid-in capital	71,292	70,975
Treasury Stock	(58,190)	(58,190)
Retained earnings	142,997	149,703
Accumulated other comprehensive earnings:
Foreign currency translation	3,789	2,288
Net unrealized gain on hedge derivatives (Note 6)	264	811
Net unrealized gain on investments available for sale and restricted investments available for sale (Notes 3 and 4)	1	2

Total stockholders’ equity	160,533	165,969

Total liabilities and stockholders’ equity	$214,035	$219,611

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF EARNINGS/LOSS

AND COMPREHENSIVE EARNINGS/LOSS

(Dollar amounts and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues (Note 10)	$69,302	$72,441
Cost of goods sold	43,077	43,919

Gross profit	26,225	28,522
Selling, general and administrative expenses	31,408	39,553

Operating loss (Note 10)	(5,183)	(11,031)
Other income (Note 11)	0	3,000
Interest expense, net	(695)	(61)

Loss before income taxes and discontinued operations	(5,878)	(8,092)
Income tax expense (Note 9)	905	524

Loss from continuing operations	(6,783)	(8,616)
Income/(Loss) from discontinued operations, less applicable income taxes of $0 and $0 for the three months ended March 31, 2012 and 2011, respectively (Note 13)	77	(1,226)

Net Loss	$(6,706)	$(9,842)

Loss per common share (Note 2)
Basic:
Loss from continuing operations	$(0.19)	$(0.25)
Income/(Loss) from discontinued operations	0.00	(0.03)

Net Loss	$(0.19)	$(0.28)

Diluted:
Loss from continuing operations	$(0.19)	$(0.25)
Income/(Loss) from discontinued operations	0.00	(0.03)

Net Loss	$(0.19)	$(0.28)

Weighted average number of shares outstanding (Note 2)
Basic	35,601	35,391

Diluted	35,601	35,391

Dividends declared per common share	$0	$0

Net Loss	$(6,706)	$(9,842)
Other Comprehensive Earnings/(Loss), net of tax:
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the three months ended March 31, 2012 and 2011, respectively	1,501	2,331
Change in deferred loss on hedge derivatives, net of income taxes of $0 and $0 for the three months ended March 31, 2012 and 2011, respectively	(547)	(966)
Change in deferred loss on investments available for sale and restricted investments available for sale, net of income tax benefit of $0 and ($14) for the three months ended March 31, 2012 and 2011, respectively	(1)	(27)

Comprehensive Loss	$(5,753)	$(8,504)

The accompanying notes are an integral part of these statements.

K•SWISS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss from continuing operations	$(6,783)	$(8,616)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation/amortization	924	905
Change in contingent purchase price	658	271
Net loss on disposal of property, plant and equipment	25	74
Deferred income taxes	411	(575)
Stock-based compensation	317	608
Increase in accounts receivable	(11,581)	(25,295)
Decrease/(Increase) in inventories	13,115	(13,992)
Decrease in income taxes receivable	770	770
Decrease in prepaid expenses and other assets	982	670
(Decrease)/Increase in accounts payable and accrued liabilities	(3,583)	6,515

Net cash used in operating activities from continuing operations	(4,745)	(38,665)
Net cash used in discontinued operations	(106)	(1,534)

Net cash used in operating activities	(4,851)	(40,199)

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(7,517)	462
Purchase of investments available for sale and restricted investments available for sale	0	(5,249)
Proceeds from the maturity or sale of available for sale securities and restricted investments available for sale	9,013	19,953
Purchase of property, plant and equipment	(215)	(289)

Net cash provided by investing activities	1,281	14,877

Cash flows from financing activities:
Borrowings under bank lines of credit	6,082	7,641
Repayments on bank lines of credit and long-term debt	(3,062)	(1,998)
Proceeds from stock options exercised	0	228

Net cash provided by financing activities	3,020	5,871

Effect of exchange rate changes on cash	1,140	2,003

Net increase/(decrease) in cash and cash equivalents	590	(17,448)

Cash and cash equivalents at beginning of period	28,701	49,164

Cash and cash equivalents at end of period	$29,291	$31,716

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$80	$21
Income taxes	$370	$164

The accompanying notes are an integral part of these statements.

K•SWISS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of March 31, 2012 and the results of its operations and its cash flows for the three months ended March 31, 2012 and 2011 have been included for the periods presented. The results of operations and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any other interim period or the full year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	Loss per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted loss per share (“EPS”) computations (shares in thousands):

	Three Months Ended March 31,
	2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,601	$(0.19)	35,391	$(0.28)
Effect of Dilutive Stock Options	0	0.00	0	0.00

Diluted EPS	35,601	$(0.19)	35,391	$(0.28)

Because the Company had a net loss for the three months ended March 31, 2012 and 2011, the number of diluted shares is equal to the number of basic shares at March 31, 2012 and 2011, respectively. Outstanding stock options would have had an anti-dilutive effect on diluted EPS for the three months ended March 31, 2012 and 2011. Outstanding stock options with either exercise prices or unrecognized compensation cost per share greater than the average market price of a share of the Company’s common stock also have an anti-dilutive effect on diluted EPS and were as follows (shares in thousands):

	Three Months Ended March 31,
	2012	2011
Options to purchase shares of common stock	3,971	1,169
Exercise prices	$2.87 - $34.75	$10.95 - $34.75
Expiration dates	May 2012 – February 2022	May 2012 – December 2020

3.	Restricted Cash and Cash Equivalents and Restricted Investments Available for Sale

The Company collateralizes its lines of credit (non-Palladium) with the following (in thousands):

	March 31, 2012	December 31, 2011
Restricted cash and cash equivalents	$20,967	$13,449
Restricted investments available for sale:
U.S. Treasury Notes	0	5,007
Corporate Notes and Bonds	2,035	4,062
Accrued interest income	44	84

Total restricted investments available for sale	2,079	9,153

Total restricted cash and cash equivalents and restricted investments available for sale	$23,046	$22,602

The restricted investments are classified as available for sale and are stated at fair value. At March 31, 2012, gross unrealized holding gains were $2,000 and at March 31, 2011, gross unrealized holding gains were $42,000 and gross unrealized holding losses were $14,000. Comprehensive income decreased $2,000 and $15,000 for the three months ended March 31, 2012 and 2011, respectively. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security. Investments by contractual maturities as of March 31, 2012 were as follows (in thousands):

Within one year	$2,079
After one year through five years	0
After five years through ten years	0
After ten years	0

$2,079

4.	Investments Available for Sale

The Company’s investments are classified as available for sale and are stated at fair value. There were no investments available for sale at March 31, 2012. The Company’s investments available for sale at December 31, 2011 were as follows (in thousands):

December 31, 2011
Corporate Notes and Bonds	$2,024
Accrued interest income	33

Total investments available for sale	$2,057

At March 31, 2011, gross unrealized holding gains were $86,000 and gross unrealized holding losses were $12,000. Comprehensive income increased $1,000 and decreased $12,000 for the three months ended March 31, 2012 and 2011, respectively. The Company capitalizes any premiums paid or discounts received and amortizes the premiums or accretes the discounts on a straight-line basis over the remaining term of the security.

During the three months ended March 31, 2012, the Company received proceeds from the sale of investments available for sale of $1,013,000 and the related gain on sale was insignificant and during the three months ended March 31, 2011, the Company received proceeds from the sale of investments available for sale of $10,959,000 and a related gain on sale of $6,000. Realized gains and losses are recognized using the actual cost of the investment.

5.	Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Trademarks	$12,634	$12,569
Less accumulated amortization	(1,087)	(1,087)

Total intangible assets	$11,547	$11,482

The change in the carrying amount of intangible assets during the three months ended March 31, 2012 was as follows (in thousands):

Three Months Ended March 31, 2012
Beginning Balance	$11,482
Foreign currency translation effects	65

Ending Balance	$11,547

The Company performed the annual reassessment and impairment test as of October 1, 2011 of its Palladium intangible assets related to trademarks and determined there was no impairment of its intangible assets. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Company does not believe that a triggering event has occurred through March 31, 2012 to require an updated impairment test.

6.	Financial Risk Management and Derivatives

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposures are from changes in the rates between the U.S. dollar and the Euro and between the Euro and the Pound Sterling. In 2012 and 2011, the Company entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pound Sterling for Euros. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

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

At March 31, 2012, forward foreign exchange contracts with a notional value of $24,163,000 were outstanding to exchange various currencies with maturities ranging from April 2012 to December 2012, to sell the equivalent of approximately $4,563,000 in foreign currencies at contracted rates and to buy approximately $19,600,000 in foreign currencies at contracted rates. These contracts have been designated as cash flow hedges. Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. At March 31, 2012, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

The fair value of the Company’s derivatives on its Consolidated Balance Sheets were as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$141	$1,321	Accrued liabilities	$266	$306

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011		2012	2011
Foreign exchange contracts	$(547)	$(966)	Cost of goods sold	$(305)	$285	Selling, general and administrative expenses	$42	$(6)

7.	Bank Lines of Credit and Other Debt

At March 31, 2012 and December 31, 2011, the Company had debt outstanding of $12,991,000 and $10,114,000, respectively, (excluding outstanding letters of credit of $321,000 at March 31, 2012 and $280,000 at December 31, 2011).

Debt outstanding under the Company’s Loan Agreement (“the Loan Agreement”) with Bank of America, N.A. (“BofA”) (not including borrowings by Palladium) was $10,005,000 and $9,716,000 at March 31, 2012 and December 31, 2011, respectively. The terms of and borrowings under the Loan Agreement as of March 31, 2012 was as follows (dollars in thousands):

Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit (3)	Total	Interest Rate	Expiration Date
$10,005	$321	$10,674	$21,000	2.08%(1)	April 2012 to May 2012	(2)

(1)	This represents the weighted average interest rate of borrowings under the Loan Agreement. The interest is at the Company’s option at (i) BofA’s prime rate minus 0.75 percentage points, or (ii) IBOR plus 1.25 percentage points.
(2)	This represents the maturity dates of the borrowings under the Loan Agreement. The Loan Agreement was scheduled to expire on July 1, 2013, but as discussed in detail in Note 14 below, on April 25, 2012, the Company entered into a new credit agreement with Wells Fargo Bank and in connection therewith terminated the Loan Agreement and repaid in full all borrowings thereunder.
(3)	In January 2012, the Company entered into the Second Amendment with BofA which reduced the amount of availability by any obligations owed for using BofA’s treasury or cash management services up to $1,500,000.

Palladium debt outstanding under its lines of credit and term loans was $2,986,000 and $398,000 at March 31, 2012 and December 31, 2011, respectively. The terms of and current borrowing under Palladium’s lines of credit facilities and term loans at March 31, 2012 was as follows (dollars and Euros in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
Secured lines of credit (1)	$0	$0	$1,334	$1,334	Variable, 1.98% to 2.86%	June 30, 2012
Secured line of credit	2,803	0	2,533	5,336	Variable, 1.70%	December 31, 2012
Fixed rate loans	182	0	0	182	5.42% to 5.60%	2012 to 2013
Accrued interest	1	0	0	1

	$2,986	$0	$3,867	$6,853

(1)	Under these lines of credit, the facility amount available between January 1 and June 30, 2012 is €1,000 (or approximately $1,334).

Interest expense of $75,000 and $15,000 was incurred on these bank loans and lines of credit during the three months ended March 31, 2012 and 2011, respectively.

8.	Fair Value of Financial Instruments

On January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position and results of operations. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the lines of credit, current portion of long-term debt, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2012 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted investments available for sale	$2,079	$0	$2,079	$0
Forward exchange contracts – assets	141	0	141	0
Forward exchange contracts – liabilities	266	0	266	0
Contingent purchase price (“CPP”) – Palladium	4,397	0	0	4,397

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

The Palladium CPP will be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year.

During the three months ended March 31, 2012 there were no transfers between Level 1, Level 2 and Level 3 measurements. In addition, there were no changes in the valuation technique of assets and liabilities measured on a recurring basis during the three months ended March 31, 2012.

9.	Income Taxes

Income tax expense for the three months ended March 31, 2012 and 2011 was $905,000 and $524,000, respectively. The Company evaluates its deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required. The Company assesses whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable.

The Company can no longer support future profitability sufficient enough to realize its deferred tax assets in the near future and has a valuation allowance of $48,156,000 at March 31, 2012. At March 31, 2012, the Company had a net deferred tax asset after valuation allowance of $2,580,000 which consisted of U.S. foreign tax credits of $35,000 for the eventual carryback of foreign tax credits to the 2006 tax year as the Company believes it is more-likely-than-not that it will be utilized and foreign net operating losses of $2,545,000 which is related to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period therefore the Company believes it is more-likely-than-not that the loss carryforward will be utilized. The ultimate realization of this loss carryforward is dependent upon the generation of future taxable income in France during the periods in which those temporary differences become deductible. This assessment could change in future periods if the Company does not achieve taxable income in France or projections of future taxable income decline. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future operating results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. If an increase in the valuation allowance in future periods is required, this would result in an increase in the Company’s income tax expense and could materially impact the effective income tax rate in the period recorded.

At March 31, 2012, uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $7,371,000 and $1,324,000, respectively, all of which would affect the income tax rate if reversed. During the three months ended March 31, 2012, the Company recognized income tax expense and interest expense related to uncertain tax positions of $259,000 and $52,000, respectively. During the three months ended March 31, 2011, the Company recognized income tax expense and interest expense related to uncertain tax positions of $220,000 and $60,000, respectively.

The federal income tax returns for 2006 through 2009 and certain state returns for 2007 and 2008 are currently under various stages of audit by the applicable taxing authorities. The Company received a Notice of Proposed Adjustment from the Internal Revenue Service (“IRS”) for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,679,000. This issue has been sent to the IRS Appeal’s office for further consideration. The Company does not believe that an additional tax accrual is required at this time.

In January 2012, the Company received a Notice of Proposed Adjustment for the 2008 tax year, which is similar to the one discussed above. The 2008 proposed adjustment is estimated at $251,000. Interest will be assessed, and at this time it is estimated at approximately $33,000. This issue has been sent to the IRS Appeal’s office for further consideration. This will not create any additional financial statement impact due to the available U.S. tax losses that may be carried back from the 2010 tax year to the 2008 tax year.

The Company does not agree with these adjustments and plans to vigorously defend its position. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. The Company’s material tax jurisdiction is the United States.

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

	Three Months Ended March 31,
	2012	2011
Revenues from unrelated entities (1):
United States	$20,796	$31,280
EMEA	31,059	23,485
Other International	17,447	17,676

Total revenues from unrelated entities	$69,302	$72,441

Inter-geographic revenues:
United States	$2,607	$1,248
EMEA	14	0
Other International	33	99

Total inter-geographic revenues	$2,654	$1,347

Total revenues:
United States	$23,403	$32,528
EMEA	31,073	23,485
Other International	17,480	17,775
Less inter-geographic revenues	(2,654)	(1,347)

Total revenues	$69,302	$72,441

Operating (loss)/profit:
United States	$(6,654)	$(9,046)
EMEA	2,108	(2,223)
Other International	2,156	4,134
Less corporate expenses (2)	(3,341)	(3,981)
Eliminations	548	85

Total operating loss	$(5,183)	$(11,031)

	March 31, 2012	December 31, 2011
Long-lived assets (3):
United States	$16,118	$16,719
EMEA	1,560	1,519
Other International	1,224	1,355

Total long-lived assets	$18,902	$19,593

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)	Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company and are not segment/region specific. The decrease in corporate expenses for the three months ended March 31, 2012 consisted of decreases in compensation and data processing. The decrease in compensation expenses, which includes bonus/incentive related expenses and employee recruiting and relocation expenses, resulted mainly from a reduction in headcount, stock option compensation expenses and interest expense related to the deferred stock option plan which was terminated in October 2011. The decrease in data processing expenses was a result of decreases in on-going maintenance expense for the Company’s SAP computer software system.
(3)	Long-lived assets consist of property, plant and equipment, net.

During the three months ended March 31, 2012 and 2011, there were no customers that accounted for more than 10% of revenues. At March 31, 2012, approximately 9% of accounts receivable was from one customer. At December 31, 2011, approximately 10% of accounts receivable was from one customer.

11.	Other Income

During 2011, the Company and one of its international distributors entered into a mutual settlement and termination agreement in which the Company agreed to an early termination of this distributor’s contracts for $3,000,000. This amount was received in February 2011 and is included in Other Income in the Company’s Consolidated Statements of Earnings/Loss. The contracts with this distributor were terminated as a result of this distributor not performing in accordance with their contracts, and there was no litigation. The loss of this distributor did not have a significant impact on the Company’s revenues or gross margin. The Company secured another distributor for this region during the fourth quarter of 2011.

12.	Palladium Contingent Purchase Price

The change in the CPP for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Beginning balance	$3,739	$3,689
Change in net present value of the CPP	658	271

Ending balance	$4,397	$3,960

13.	Form Athletics

During the second quarter of 2011, after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Form Athletics goodwill and trademark was impaired and recognized impairment losses of $3,689,000 and reversed the Form CPP liability of $2,110,000, which is included in the loss from discontinued operations as interest income. The change in the Form CPP for the three months ended March 31, 2011 is as follows (in thousands):

Three Months Ended March 31, 2011

Beginning balance	$2,110
Change in net present value of the Form CPP	0

Ending balance	$2,110

14.	Subsequent Event

On April 25, 2012, the Company and two of its subsidiaries, K•Swiss Sales Corp. and K•Swiss Direct Inc. (collectively with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent and Lender, and Wells Fargo Capital Finance, LLC as Sole Lead Arranger and Sole Lead Bookrunner (collectively as the “Lenders”). The Credit Facility consists of revolving loans of up to $35 million (subject to the limitations described below) available in U.S. Dollars, Euro and Pound Sterling, and up to $5 million of which may be drawn in the form of letters of credit.

Loans made under the Credit Facility bear interest at:

(1)

the greatest of (i) the Federal Funds Rate plus  1/2%, (ii) the LIBOR Rate (calculated based upon an interest period of 1 month, determined on a daily basis), plus 1 percentage point, and (iii) the rate of interest announced, from time to time, within Wells Fargo at its principal office in San Francisco as its “prime rate” (the “Base Rate”); or

(2)	at the Company’s election, the rate per annum appearing on Bloomberg’s L.P.’s (the “Service”) Page BBAM1/Official BBA USD Dollar Libor Fixings (or on any successor or substitute page of such Service, or any successor to or substitute for such Service) two Business Days prior to the commencement of the requested Interest Period, for a term and in an amount comparable to the interest period and the amount requested (the “LIBOR Rate”); or

(3)	for loans made in Euros or Pound Sterling, the LIBOR Rate;

plus, in each case, the “Applicable Margin.”

If the average use of the Credit Facility is less than 50% of the Maximum Revolver Amount (as defined below) during the previous fiscal quarter, the Applicable Margin is 1.25% for Base Rate loans, 2.25% for U.S. Dollar LIBOR Rate loans, and 3.00% for loans made in Euros or Pound Sterling. If the average use of the Credit Facility is more than 50% of the Maximum Revolver Amount, the Applicable Margin is 1.50% for Base Rate loans, 2.50% for U.S. Dollar LIBOR Rate loans, and 3.25% for loans made in Euros or Pound Sterling.

The “Maximum Revolver Amount” is $35 million; provided that the amount of revolving loans and letters of credit under the Credit Facility may not exceed (a) 85% of Eligible Accounts (as defined in the Credit Facility) plus the lesser of (i) 85% of Eligible Accounts that are Extended Pay Accounts (as defined in the Credit Facility) and (ii) $1.5 million (minus any dilution reserve), plus (b) the lesser of (i) $20 million or (ii) an amount equal to (x) the lesser of (1) 65% of Eligible Inventory or (2) 85% of Net Recovery Percentage (each as defined in the Credit Facility), minus (y) a reserve of $3.5 million and any other reserves established by Wells Fargo in its permitted discretion.

The Lenders may charge a fronting fee of 0.25% per annum times the undrawn amount of letters of credit issued under the Credit Facility, plus a Letter of Credit Fee (as defined in the Credit Facility) equal to the Base Rate plus the Applicable Margin for loans in U.S. Dollars at the LIBOR Rate.

Interest, letter of credit fees, and all other fees and costs are payable, in arrears, on the first day of each month. Principal and all other unpaid obligations are payable in full at maturity on April 23, 2016.

The Credit Facility contains certain affirmative and negative covenants. The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance, and other provisions customary in such agreements. Negative covenants limit or restrict, among other things, dividends, secured and unsecured indebtedness, mergers and fundamental changes, asset sales, investments and acquisitions, liens and encumbrances, transactions with affiliates, redemption distributions to former employees, officers or directors, and other matters customarily restricted in such agreements.

The financial covenants contained in the Credit Facility are as follows (in each case, with respect to the Company and its subsidiaries on a consolidated basis):

•	The Company must achieve Minimum EBITDA specified in the Credit Facility for each month through November 30, 2013.

•	The Company must maintain a Fixed Charge Coverage Ratio for each twelve month fiscal period, commencing for the fiscal period ending on December 31, 2013, of not less than 1.0:1.0.

•	The Company must limit Capital Expenditures for each fiscal year to $2.4 million, except with the lender’s consent.

These financial covenants apply on the date that Excess Availability (as defined in the Credit Facility) has fallen below 20% of the Maximum Revolver Amount and ends on the date that Excess Availability has been greater than 20% of the Maximum Revolver Amount for any period of thirty consecutive days thereafter.

The Credit Facility contains events of default that include failure to pay principal or interest when due, failure to comply with the covenants set forth in the Credit Facility, bankruptcy events, cross-defaults and judgments involving an aggregate amount of $1.0 million or more and the occurrence of a change of control, in each case subject to the grace periods, qualifications and thresholds specified in the Credit Facility. If an event of default under the Credit Facility occurs and is continuing, the loan commitments may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Wells Fargo and its affiliates are permitted to make loans to, issue letters of credit, accept deposits, provide Bank Products (as defined in the Credit Facility) to, acquire equity interests in, and generally engage in any kind of banking, trust, financial advisory, underwriting, or other business with the Company, its subsidiaries and affiliates.

The obligations of the Borrowers under the Credit Facility are guaranteed by four of the Company’s subsidiaries, K•Swiss Pacific Inc., Royal Elastics Inc., Royal Elastics, LLC, and K•Swiss NS Inc. (collectively, the “Guarantors”) pursuant to a Guaranty and Security Agreement, dated April 25, 2012 (the “Guaranty and Security Agreement”). Pursuant to the Guaranty and Security Agreement, the Borrowers and the Guarantors pledged substantially all of their respective assets as collateral security for the loans to be made pursuant to the Credit Facility, including accounts owed to the Company, bank accounts, inventory, other tangible and intangible personal property, intellectual property (including patents, trademarks and copyrights), and stock or other evidences of ownership of 100% of all of its domestic subsidiaries and 65% of all of its foreign subsidiaries. The foreign subsidiaries of the Borrowers did not guaranty the Credit Facility or pledge any of their directly-owned assets. The Company will also grant a security interest in its real property to the Lenders, consisting of a deed of trust securing its corporate headquarters building, to be completed within sixty days after completion of a real property survey and satisfaction of related conditions.

On April 25, 2012, the Borrowers drew down approximately $9.9 million under the Credit Facility to repay in full all indebtedness outstanding under the Loan Agreement and to pay fees and expenses related to the Credit Facility. Subsequent to April 25, 2012, the Borrowers intend to utilize the Credit Facility for working capital, to issue letters of credit in connection with purchases of inventory and other general corporate purposes.

15.	Recent Accounting Pronouncements

On January 1, 2012, the Company adopted ASU 2011-05, “Presentation of Comprehensive Income,” which improves the comparability of financial reporting and ensures that U.S. generally accepted accounting principles are aligned with International Accounting Standards. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in the reports and documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; concerns relating to our liquidity, including our ability to reduce operating losses and significantly reduce inventory levels; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear and apparel and boots for consumers and endorsers; market acceptance of all our product offerings; popularity of particular designs, categories of products and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences, demographics and demand for our product, and various market factors described above; the amount of consumer disposable income; the availability of credit facilities for our customers and/or the stability of credit markets; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and timely commercialization; fluctuations in the price, availability and quality of raw materials; the loss of, or reduction in, sales to a significant customer or distributor; the success, willingness to purchase and financial resources of our customers; pressure to decrease the prices of our products; the ability to secure and protect trademarks, patents, and other intellectual property; inadvertent and nonwillful infringement on others’ trademarks, patents and other intellectual property; difficulties in implementing, operating, maintaining and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in maintaining SAP information management software; interruptions in data and communication systems; concentration of production in China; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; the continued operation and ability of our manufacturers to satisfy our production requirements; our ability to secure sufficient manufacturing capacity, or the loss of, or reduction in, manufacturing capacity from significant suppliers; responsiveness of customer service; adverse publicity; concentration of credit risk to a few customers; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased material and/or labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; a limited number of our stockholders can exert significant influence over the Company; transitional challenges of integrating newly acquired companies into our business; and other factors referenced or incorporated by reference in this report and other reports.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable, inventory reserves, income taxes and intangible assets. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Overview

Our total revenues decreased 4.3% in the three months ended March 31, 2012 from the three months ended March 31, 2011. Our overall gross profit margin, as a percentage of revenues, decreased to 37.8% for the three months ended March 31, 2012 compared to 39.4% for the three months ended March 31, 2011 as a result of an increase in the level of closeout product as a percentage of revenues and a decrease in royalty income as a result of timing and loss of an international distributor, as discussed below. Our selling, general and administrative expenses decreased to $31,408,000 for the three months ended March 31, 2012 from $39,553,000 for the three months ended March 31, 2011, as a result of decreases in advertising and compensation expenses. Other income for the three months ended March 31, 2011 consists of the recognition of $3,000,000 resulting from the settlement and termination of one of our agreements with an international distributor. At March 31, 2012, our total futures orders with start ship dates from April 2012 through September 2012 were $71,546,000, a decrease of 32.0% from March 31, 2011. Of this amount, domestic futures orders were $21,669,000, a decrease of 54.0%, and international futures orders were $49,877,000, a decrease of 14.0%. We incurred a net loss for the three months ended March 31, 2012 of $6,706,000, or $0.19 per diluted share, compared to a net loss of $9,842,000, or $0.28 per diluted share for the three months ended March 31, 2011.

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

	Three Months Ended March 31,
	2012	2011
Revenues	100.0%	100.0%
Cost of goods sold	62.2	60.6

Gross profit	37.8	39.4
Selling, general and administrative expenses	45.3	54.6
Other income, net	0.0	4.1
Interest expense, net	(1.0)	(0.1)

Loss before income taxes and discontinued operations	(8.5)	(11.2)
Income tax expense	1.3	0.7
Income/(Loss) from discontinued operations, less applicable income taxes	0.1	(1.7)

Net loss	(9.7)%	(13.6)%

Revenues

Total revenues decreased 4.3% to $69,302,000 for the three months ended March 31, 2012 from $72,441,000 for the three months ended March 31, 2011. The breakdown of revenues (dollar amounts in thousands) is as follows:

	Three Months Ended March 31,
	2012	2011	% Change
Domestic
K•Swiss brand	$19,109	$30,078	(36.5%)
Palladium brand	1,687	1,202	40.3

Total domestic	$20,796	$31,280	(33.5%)

International
K•Swiss brand	$35,087	$30,699	14.3%
Palladium brand	13,419	10,462	28.3

Total international	$48,506	$41,161	17.8%

Total revenues	$69,302	$72,441	(4.3%)

K•Swiss brand revenues decreased to $54,196,000 for the three months ended March 31, 2012 from $60,777,000 for the three months ended March 31, 2011, a decrease of $6,581,000 or 10.8%. The decrease in K•Swiss brand domestic sales of 36.5% and the increase in K•Swiss brand international sales of 14.3% is directionally consistent with the trends in futures orders at December 31, 2011. The overall decrease for the three months ended March 31, 2012 was the result of a decrease in the volume of footwear sold, offset by an increase in average wholesale prices per pair. The volume of footwear sold decreased 12.7% to 1,566,000 pair for the three months ended March 31, 2012 from 1,793,000 pair for the three months ended March 31, 2011. The decrease in the volume of footwear sold for the three months ended March 31, 2012 was primarily the result of a decrease in sales of the performance category of 27.7%, offset by an increase in sales of the lifestyle category of 3.1%. The average wholesale price per pair increased to $30.73 for the three months ended March 31, 2012 from $29.31 for the three months ended March 31, 2011, an increase of 4.8%. The increase in the average wholesale price per pair is attributable primarily to increases in average wholesale prices per pair in both performance and lifestyle categories and product mix of sales, offset by a higher level of sales of closeout product during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Palladium brand revenues increased 29.5% to $15,106,000 for the three months ended March 31, 2012 compared to $11,664,000 for the three months ended March 31, 2011. The increase in Palladium sales for the three months ended March 31, 2012 was due to the increase in worldwide sales in regions other than France. This increase in Palladium brand worldwide sales in regions other than France is due to our continued marketing and selling efforts of Palladium product in these regions beginning in the second half of 2009. The volume of footwear sold increased 29.1% to 413,000 pair for the three months ended March 31, 2012 from 320,000 pair for the three months ended March 31, 2011, due to an increase in sales in regions other than France, as discussed above. The average underlying wholesale price per pair was $36.36 for the three months ended March 31, 2012 and $36.06 for the three months ended March 31, 2011, an increase of 0.8%.

Gross Profit Margin

Gross profit margin, as a percentage of revenues, decreased to 37.8% for the three months ended March 31, 2012, from 39.4% for the three months ended March 31, 2011. K•Swiss brand gross profit margin, as a percentage of revenues, was 32.7% for the three months ended March 31, 2012, a decrease from 34.1% for the three months ended March 31, 2011. The decrease in K•Swiss brand gross profit margin was the result of an increase in the level of closeout product as a percentage of revenues and decrease in royalty income as a result of timing and loss of an international distributor for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Palladium brand gross profit margin, as a percentage of revenues, was 44.9% for the three months ended March 31, 2012, a decrease from 46.6% for the three months ended March 31, 2011. The decrease in Palladium brand gross profit margin was a result of higher inventory reserves. Our gross profit margin may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses. These warehousing costs were $3,966,000 and $4,150,000 for the three months ended March 31, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses decreased to $31,408,000 (45.3% of revenues) for the three months ended March 31, 2012, from $39,553,000 (54.6% of revenues) for the three months ended March 31, 2011, a decrease of $8,145,000 or 20.6%. The decrease in selling, general and administrative expenses for the three months ended March 31, 2012 was a result of decreases in advertising expenses and compensation expenses. Advertising expenses decreased 37.2% for the three months ended March 31, 2012, due to an effort to reduce advertising spending to industry averages of approximately 10% of revenues. Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, decreased 16.9% for the three months ended March 31, 2012, as a result of a 20% reduction in headcount from the prior year in the US and Europe, a decrease in stock option compensation expenses and a decrease in interest expense related to the deferred compensation plan which was terminated in October 2011. Corporate expenses of $3,341,000 and $3,981,000 for the three months ended March 31, 2012 and 2011, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company. Corporate expenses for the three months ended March 31, 2012 decreased from the three months ended March 31, 2011, as a result of a decrease in compensation expenses, as discussed above, and a decrease in data processing expenses as a result of decreases in on-going maintenance expenses for the Company’s SAP computer software system.

Other Income, Interest and Taxes

Other income for the three months ended March 31, 2011 consisted of a $3,000,000 settlement agreement between us and one of our international distributors relating to the termination of this distributor’s contracts. The contracts with this distributor were terminated as a result of this distributor not performing in accordance with their contracts, and there was no litigation. The loss of this distributor did not have a significant impact on our revenues or gross margin. We secured another distributor for this region during the fourth quarter of 2011.

Net interest expense was $695,000 (1.0% of revenues) and $61,000 (0.1% of revenues) for the three months ended March 31, 2012 and 2011, respectively. The change in net interest expense for the three months ended March 31, 2012 was a result of the amount recognized for the change in the fair value of the Palladium Contingent Purchase Price, an increase in interest expense on bank lines of credit and debt as a result of an increase on the borrowings on the line of credit at Bank of America and a decrease in interest earned on cash and investments available for sale as a result of a decrease in average balances and lower interest rates earned on cash and restricted cash.

Income tax expense was $905,000 and $524,000 for the three months ended March 31, 2012 and 2011, respectively. We evaluate our deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required. We assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable.

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

We can no longer support future profitability sufficient enough to realize our deferred tax assets in the near future and have a valuation allowance of $48,156,000 at March 31, 2012. At March 31, 2012, we had a net deferred tax asset after valuation allowance of $2,580,000 which consisted of U.S. foreign tax credits of $35,000 for the eventual carryback of foreign tax credits to the 2006 tax year as the Company believes it is more-likely-than-not that it will be utilized and foreign net operating losses of $2,545,000 which is related to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period therefore the Company believes it is more-likely-than-not that the loss carryforward will be utilized. The ultimate realization of this loss carryforward is dependent upon the generation of future taxable income in

France during the periods in which those temporary differences become deductible. This assessment could change in future periods if we do not achieve taxable income in France or projections of future taxable income decline. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future operating results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. If an increase in the valuation allowance in future periods is required, this would result in an increase in our income tax expense and could materially impact the effective income tax rate in the period recorded.

At March 31, 2012, uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $7,371,000 and $1,324,000, respectively, all of which would affect the income tax rate if reversed. During the three months ended March 31, 2012, we recognized income tax expense and interest expense related to uncertain tax positions of $259,000 and $52,000, respectively. During the three months ended March 31, 2011, we recognized income tax expense and interest expense related to uncertain tax positions of $220,000 and $60,000, respectively.

The federal income tax returns for 2006 through 2009 and certain state returns for 2007 and 2008 are currently under various stages of audit by the applicable taxing authorities. We received a Notice of Proposed Adjustment from the Internal Revenue Service (“IRS”) for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,679,000. This issue has been sent to the IRS Appeal’s office for further consideration. We do not believe that an additional tax accrual is required at this time.

In January 2012, we received a Notice of Proposed Adjustment for the 2008 tax year, which is similar to the one discussed above. The 2008 proposed adjustment is estimated at $251,000. Interest will be assessed, and at this time it is estimated at approximately $33,000. This issue has been sent to the IRS Appeal’s office for further consideration. This will not create any additional financial statement impact due to the available U.S. tax losses that may be carried back from the 2010 tax year to the 2008 tax year.

We do not agree with these adjustments and plan to vigorously defend our position. The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Our material tax jurisdiction is the United States.

The net loss for the three months ended March 31, 2012 was $6,706,000, or $0.19 per share (diluted loss per share), and $9,842,000, or $0.28 per share (diluted loss per share), for the three months ended March 31, 2011.

Futures Orders

At March 31, 2012 and 2011, total futures orders with start ship dates from April 2012 and 2011 through September 2012 and 2011 were approximately $71,546,000 and $105,147,000, respectively, a decrease of 32.0%. The 32.0% decrease in total futures orders is comprised of a 39.5% decrease in the second quarter 2012 futures orders and a 26.9% decrease in the third quarter 2012 futures orders. At March 31, 2012 and 2011, domestic futures orders with start ship dates from April 2012 and 2011 through September 2012 and 2011 were approximately $21,669,000 and $47,155,000, respectively, a decrease of 54.0%. At March 31, 2012 and 2011, international futures orders with start ship dates from April 2012 and 2011 through September 2012 and 2011 were approximately $49,877,000 and $57,992,000, respectively, a decrease of 14.0%. The decrease in the domestic futures orders is attributable to the general decline in the K•Swiss brand and the launch of a new product, the Clean Classic series, whereas the prior period’s futures orders included Tubes product, which was a mature product offering. The decrease in the international futures orders is primarily attributable to a decrease in Asia region futures orders as a result of late transmission of orders from our largest Asia distributor and to the inclusion in 2011 futures orders of orders that were rescheduled for April to September 2011 delivery as a result of the factory delivery delays which occurred in 2011. The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods. Orders generally may be canceled by customers without financial penalty.

Liquidity and Capital Resources

We experienced net cash used in operating activities from continuing operations of $4,745,000 and $38,665,000 during the three months ended March 31, 2012 and 2011, respectively. The change in net cash used in operating activities for the three months ended March 31, 2012 was due to the differences in the amounts of changes in inventories and accounts receivables and the decrease in net loss, offset by the differences in the amounts of changes in accounts payable and accrued liabilities. The change in inventory was due to the timing of sales to customers and purchases from suppliers. The change in accounts receivable was due to the timing of sales to customers and receipts from customers. The change in accounts payable and accrued liabilities was due to the timing of payments to suppliers.

We had net cash inflows from our investing activities of $1,281,000 and $14,877,000 for the three months ended March 31, 2012 and 2011, respectively. The change in cash inflows from investment activities was mainly due to the changes in proceeds from the sale or maturity of investments and restricted investments available for sale and the change in restricted cash and cash equivalents, offset by the change in purchase of investments and restricted investments available for sale. The changes in restricted cash and cash equivalents, restricted investments available for sale and investments available for sale are due to the Company’s strategy to shift to higher yielding liquid investments or liquidation of investments into cash for operating activities.

We had net cash inflows from our financing activities of $3,020,000 and $5,871,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease in net cash inflows from financing activities for the three months ended March 31, 2012 was due to a decrease in net borrowings on Palladium lines of credit.

In November 2009, the Board of Directors approved a stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock. As of March 31, 2012, $70,000,000 is remaining in this program. We adopted the $70,000,000 program because we believed that depending upon the then-array of alternatives, repurchasing our shares could be a good use of excess cash. We have made purchases under all stock repurchase programs from August 1996 through May 2, 2012 (the day prior to the filing of this Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share. See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Bank Lines of Credit and Other Debt

At March 31, 2012 and December 31, 2011, we had debt outstanding of $12,991,000 and $10,114,000, respectively, (excluding outstanding letters of credit of $321,000 at March 31, 2012 and $280,000 at December 31, 2011).

Debt outstanding under our Loan Agreement (“the Loan Agreement”) with Bank of America, N.A. (“BofA”) (not including borrowings by Palladium) was $10,005,000 and $9,716,000 at March 31, 2012 and December 31, 2011, respectively. The terms of and borrowings under the Loan Agreement as of March 31, 2012 was as follows (dollars in thousands):

Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit (3)	Total	Interest Rate		Expiration Date
$ 10,005	$321	$10,674	$21,000	2.08	%(1)	April 2012 to May 2012	(2)

(1)	This represents the weighted average interest rate of borrowings under the Loan Agreement. The interest is at the Company’s option at (i) BofA’s prime rate minus 0.75 percentage points, or (ii) IBOR plus 1.25 percentage points.
(2)	This represents the maturity dates of the borrowings under the Loan Agreement. The Loan Agreement was scheduled to expire on July 1, 2013, but as discussed in detail below, on April 25, 2012, the Company entered into a new credit agreement with Wells Fargo Bank and in connection therewith terminated the Loan Agreement and repaid in full all borrowings thereunder.
(3)	In January 2012, the Company entered into the Second Amendment with BofA which reduced the amount of availability by any obligations owed for using the BofA’s treasury or cash management services up to $1,500,000.

Palladium debt outstanding under its lines of credit and term loans was $2,986,000 and $398,000 at March 31, 2012 and December 31, 2011, respectively. The terms of and current borrowing under Palladium’s lines of credit facilities and term loans at March 31, 2012 was as follows (dollars and Euros in thousands):

	Amount Outstanding	Outstanding Letters of Credit	Unused Lines of Credit	Total	Interest Rate	Expiration Date
Secured lines of credit (1)	$0	$0	$1,334	$1,334	Variable, 1.98% to 2.86%	June 30, 2012
Secured line of credit	2,803	0	2,533	5,336	Variable, 1.70%	December 31, 2012
Fixed rate loans	182	0	0	182	5.42% to 5.60%	2012 to 2013
Accrued interest	1	0	0	1

	$2,986	$0	$3,867	$6,853

(1)	Under these lines of credit, the facility amount available between January 1 and June 30, 2012 is €1,000 (or approximately $1,334).

Interest expense of $75,000 and $15,000 was incurred on these bank loans and lines of credit during the three months ended March 31, 2012 and 2011, respectively.

Line of Credit at Wells Fargo Bank

On April 25, 2012, the Company and two of its subsidiaries, K•Swiss Sales Corp. and K•Swiss Direct Inc. (collectively with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent and Lender, and Wells Fargo Capital Finance, LLC as Sole Lead Arranger and Sole Lead Bookrunner (collectively as the “Lenders”). The Credit Facility consists of revolving loans of up to $35 million (subject to the limitations described below) available in U.S. Dollars, Euro and Pound Sterling, and up to $5 million of which may be drawn in the form of letters of credit.

Loans made under the Credit Facility bear interest at:

(1)

the greatest of (i) the Federal Funds Rate plus  1/2%, (ii) the LIBOR Rate (calculated based upon an interest period of 1 month, determined on a daily basis), plus 1 percentage point, and (iii) the rate of interest announced, from time to time, within Wells Fargo at its principal office in San Francisco as its “prime rate” (the “Base Rate”); or

(2)	at our election, the rate per annum appearing on Bloomberg’s L.P.’s (the “Service”) Page BBAM1/Official BBA USD Dollar Libor Fixings (or on any successor or substitute page of such Service, or any successor to or substitute for such Service) two Business Days prior to the commencement of the requested Interest Period, for a term and in an amount comparable to the interest period and the amount requested (the “LIBOR Rate”); or

(3)	for loans made in Euros or Pound Sterling, the LIBOR Rate;

plus, in each case, the “Applicable Margin.”

If the average use of the Credit Facility is less than 50% of the Maximum Revolver Amount (as defined below) during the previous fiscal quarter, the Applicable Margin is 1.25% for Base Rate loans, 2.25% for U.S. Dollar LIBOR Rate loans, and 3.00% for loans made in Euros or Pound Sterling. If the average use of the Credit Facility is more than 50% of the Maximum Revolver Amount, the Applicable Margin is 1.50% for Base Rate loans, 2.50% for U.S. Dollar LIBOR Rate loans, and 3.25% for loans made in Euros or Pound Sterling.

The “Maximum Revolver Amount” is $35 million; provided that the amount of revolving loans and letters of credit under the Credit Facility may not exceed (a) 85% of Eligible Accounts (as defined in the Credit Facility) plus the lesser of (i) 85% of Eligible Accounts that are Extended Pay Accounts (as defined in the Credit Facility) and (ii) $1.5 million (minus any dilution reserve), plus (b) the lesser of (i) $20 million or (ii) an amount equal to (x) the lesser of (1) 65% of Eligible Inventory or (2) 85% of Net Recovery Percentage (each as defined in the Credit Facility), minus (y) a reserve of $3.5 million and any other reserves established by Wells Fargo in its permitted discretion.

The Lenders may charge a fronting fee of 0.25% per annum times the undrawn amount of letters of credit issued under the Credit Facility, plus a Letter of Credit Fee (as defined in the Credit Facility) equal to the Base Rate plus the Applicable Margin for loans in U.S. Dollars at the LIBOR Rate.

Interest, letter of credit fees, and all other fees and costs are payable, in arrears, on the first day of each month. Principal and all other unpaid obligations are payable in full at maturity on April 23, 2016.

The Credit Facility contains certain affirmative and negative covenants. The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance, and other provisions customary in such agreements. Negative covenants limit or restrict, among other things, dividends, secured and unsecured indebtedness, mergers and fundamental changes, asset sales, investments and acquisitions, liens and encumbrances, transactions with affiliates, redemption distributions to former employees, officers or directors, and other matters customarily restricted in such agreements.

The financial covenants contained in the Credit Facility are as follows (in each case, with respect to the Company and its subsidiaries on a consolidated basis):

•	We must achieve Minimum EBITDA specified in the Credit Facility for each month through November 30, 2013.

•	We must maintain a Fixed Charge Coverage Ratio for each twelve month fiscal period, commencing for the fiscal period ending on December 31, 2013, of not less than 1.0:1.0.

•	We must limit Capital Expenditures for each fiscal year to $2.4 million, except with the lender’s consent.

These financial covenants apply on the date that Excess Availability (as defined in the Credit Agreement) has fallen below 20% of the Maximum Revolver Amount and ends on the date that Excess Availability has been greater than 20% of the Maximum Revolver Amount for any period of thirty consecutive days thereafter.

The Credit Facility contains events of default that include failure to pay principal or interest when due, failure to comply with the covenants set forth in the Credit Facility, bankruptcy events, cross-defaults and judgments involving an aggregate amount of $1.0 million or more and the occurrence of a change of control, in each case subject to the grace periods, qualifications and thresholds specified in the Credit Facility. If an event of default under the Credit Facility occurs and is continuing, the loan commitments may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Wells Fargo and its affiliates are permitted to make loans to, issue letters of credit, accept deposits, provide Bank Products (as defined in the Credit Facility) to, acquire equity interests in, and generally engage in any kind of banking, trust, financial advisory, underwriting, or other business with us.

Our obligations under the Credit Facility are guaranteed by four of the Company’s subsidiaries, K•Swiss Pacific Inc., Royal Elastics Inc., Royal Elastics, LLC, and K•Swiss NS Inc. (collectively, the “Guarantors”) pursuant to a Guaranty and Security Agreement, dated April 25, 2012 (the “Guaranty and Security Agreement”). Pursuant to the Guaranty and Security Agreement, the Borrowers and the Guarantors pledged substantially all of their respective assets as collateral security for the loans to be made pursuant to the Credit Facility, including accounts owed to us, bank accounts, inventory, other tangible and intangible personal property, intellectual property (including patents, trademarks and copyrights), and stock or other evidences of ownership of 100% of all of our domestic subsidiaries and 65% of all of our foreign subsidiaries. The foreign subsidiaries of the Borrowers did not guaranty the Credit Facility or pledge any of their directly-owned assets. We will also grant a security interest in our real property to the Lenders, consisting of a deed of trust securing our corporate headquarters building, to be completed within sixty days after completion of a real property survey and satisfaction of related conditions.

On April 25, 2012, we drew down approximately $9.9 million under the Credit Facility to repay in full all indebtedness outstanding under the Loan Agreement and to pay fees and expenses related to the Credit Facility. Subsequent to April 25, 2012, we intend to utilize the Credit Facility for working capital, to issue letters of credit in connection with purchases of inventory and other general corporate purposes.

We anticipate future cash needs for repayments required pursuant to borrowings under our lines of credit facilities and term loans. In addition, additional funds will be required by our operations if operating results continue to be weak. No other material capital commitments exist at March 31, 2012. With our new asset-based line of credit, we believe our present sources of capital are sufficient to sustain our anticipated capital needs for the next twelve months. However, the negative cash flow we have sustained has reduced our working capital and continued negative cash flow would materially and negatively affect our ability to fund our operations. While we have taken and continue to take actions intended to improve our results including implementing a major cost reduction program in which we reduced compensation costs, advertising and promotion costs and inventories, the availability of necessary working capital is subject to many factors beyond our control. Such factors include, among others, our ability to increase revenues and to reduce our losses from operations, economic conditions, market acceptance of our products, the intensity of competition in our markets and the level of demand for our products. Our present 2012 forecasted operating loss is estimated between $10,000,000 to $15,000,000. There is no assurance that this forecast can be achieved although we have already made significant decreases to operating expenses, as mentioned above, compared to last year and in line with our 2012 forecast.

Our working capital decreased $3,361,000 to $135,586,000 at March 31, 2012 from $138,947,000 at December 31, 2011. Working capital decreased during the three months ended March 31, 2012 mainly due to decreases in inventories, investments available for sale and prepaid expenses and other current assets and increases in bank lines of credit, offset by increases in accounts receivable and decreases in trade accounts payable.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2012 or 2011, nor did we have any off-balance sheet arrangements outstanding at March 31, 2012 or 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2012, there have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2012 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the information previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which Item 1A is hereby incorporated by reference.

If we continue to incur significant losses and are unable to access sufficient working capital from our operations or through external financings, our liquidity would be impaired.

We have incurred substantial net losses in each of the last three fiscal years. As reflected in our financial statements, we have experienced net losses of $70,471,000, $68,212,000 and $27,962,000 for the years ended December 31, 2011, 2010 and 2009, respectively. As a result the total amount of our cash and cash equivalents, restricted cash and cash equivalents and restricted investments available for sale, and investments available for sale declined from $207,423,000 at December 31, 2008 to $53,360,000 at December 31, 2011. The negative cash flow we have sustained has reduced our working capital and continued negative cash flow would materially and negatively affect our ability to fund our operations. While we have taken and continue to take actions intended to improve our results, including implementing a major cost reduction program in which we reduced compensation costs, advertising and promotion costs and inventories, the availability of necessary working capital is subject to many factors beyond our control. Such factors include, among others, our ability to obtain additional financing, our ability to increase revenues and to reduce our losses from operations, economic conditions, market acceptance of our products, the intensity of competition in our markets and the level of demand for our products. In an effort to increase the amount of credit available to us, we replaced our existing credit facility with a $35,000,000 asset based facility. If we are unable to reduce our operating losses and significantly reduce our inventories, our liquidity would be impaired.

Restrictions imposed by the terms of our Credit Facility may limit our operating and financial flexibility.

On April 25, 2012, we entered into a new revolving credit facility (“Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent and Lender, and Wells Fargo Capital Finance, LLC as Sole Lead Arranger and Sole Lead Bookrunner. The Credit Facility, among other things, largely prevents us from incurring any additional indebtedness, limits capital expenditures and restricts dividends and stock repurchases. The Credit Facility also provides for financial covenants, which include a minimum monthly EBITDA for each month through November 30, 2013 and a fixed charge coverage ratio for each twelve month fiscal period commencing for the fiscal period ending on December 13, 2013 which applies when the excess availability has fallen below a certain level. In addition, our ability to access the Credit Facility will be affected by the amount and value of our assets which are used to determine the borrowing base under the Credit Facility. The borrowing base is reduced by availability limits and reserves established by Wells Fargo pursuant to the terms of the Credit Facility. As a result of the foregoing, our operation and financial flexibility may be limited, which may prevent us from engaging in transactions that might further our growth strategy or otherwise be considered beneficial to us.

The Credit Facility contains events of default that include failure to pay principal or interest when due, failure to comply with the covenants set forth in the Credit Facility, bankruptcy events, cross-defaults and judgments involving an aggregate amount of $1.0 million or more and the occurrence of a change of control, in each case subject to the grace periods, qualifications and thresholds specified in the Credit Facility. If the indebtedness under the Credit Facility were to be accelerated, we cannot be certain that we will have sufficient funds available to pay such indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Any such acceleration could also result in a foreclosure on all or substantially all of our assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2012, the Company did not repurchase any shares of K•Swiss Class A Common Stock. $70,000,000 remains available for repurchase under the Company’s repurchase program.

As discussed in Part I, Item 2, the Company’s Credit Facility limits the Company’s ability to pay dividends. Pursuant to the Credit Facility, the Company may pay a dividend provided that (i) no Event of Default (as defined in the Credit Facility) has occurred and is continuing or would result from the payment of the dividend, (ii) the aggregate dividend amount does not to exceed $3.0 million per fiscal year, (iii) there will be Excess Availability (as defined in the Credit Facility) equal to or greater than $10.0 million immediately after payment of the dividend, (iv) the Company remains in compliance with the financial covenants in the Credit Facility, after giving effect to the payment of the dividend, and (v) the Fixed Charge Coverage Ratio (as defined in the Credit Facility) for the most recent twelve month period ended prior to paying a dividend is greater than or equal to 1.0:1.0.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Second Amended and Restated Bylaws of K•Swiss Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed with the S.E.C. on March 27, 2009)

3.2	Amended and Restated Certificate of Incorporation of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form 10-K for fiscal year ended December 31, 2004)

4.1	Certificate of Designations of Class A Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.2	Certificate of Designations of Class B Common Stock of K•Swiss Inc. (incorporated by reference to exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.3	Specimen K•Swiss Inc. Class A Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

4.4	Specimen K•Swiss Inc. Class B Common Stock Certificate (incorporated by reference to exhibit 4.2 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.1	K•Swiss Inc. 1990 Stock Incentive Plan, as amended through October 28, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1990 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.3	K•Swiss Inc. 1999 Stock Incentive Plan, as amended through October 26, 2004 (incorporated by reference to exhibit 4.1 to the Registrant’s Form S-8 filed with the S.E.C. on February 23, 2005)

10.4	Form of Amendment No. 1 to K•Swiss Inc. Employee Stock Option Agreement Pursuant to the 1999 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.5	K•Swiss Inc. 2009 Stock Incentive Plan (incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the S.E.C. on May 22, 2009)

10.6	K•Swiss Inc. Employee Stock Option Agreement (Officers) Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.7	K•Swiss Inc. Non-Employee Director Stock Option Agreement Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.8	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1993)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 1994)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.16	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.17	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.18	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.19	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated August 1, 2009 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.20	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.21	Employment Agreement between the Registrant and Steven B. Nichols dated as of December 22, 2010 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on December 23, 2010)

10.22	Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.23	Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.24	Loan Agreement dated June 30, 2010, between K•Swiss Inc. and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on July 2, 2010)

10.25	First Amendment to Loan Agreement dated April 18, 2011 between K•Swiss Inc., K•Swiss Sales Corp. and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 21, 2011)

10.26	Second Amendment to Loan Agreement dated January 24, 2012 between K•Swiss Inc., K•Swiss Sales Corp. and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on January 25, 2012)

10.27	K•Swiss Inc. Deferred Compensation Plan, Master Plan Document (incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.28	K•Swiss Inc. Deferred Compensation Plan, Master Trust Agreement (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.29	K•Swiss Inc. Directors’ Deferred Compensation Plan effective December 31, 2007 (incorporated by reference to exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.30	Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.31	Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.32	Amendment No. 1 to Share Purchase and Shareholders’ Rights Agreement, dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 4, 2009)

10.33	Amendment No. 2 to Share Purchase and Shareholders’ Rights Agreement, dated May 1, 2010 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010)

10.34	Credit Agreement dated April 25, 2012 between K•Swiss Inc., K•Swiss Sales Corp. and K•Swiss Direct Inc. and Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 30, 2012)

10.35	Guaranty and Security Agreement, dated as of April 25, 2012, among the persons listed on the signature pages thereto as “Grantors” and those additional entities that thereafter become parties thereto by executing a Joinder thereto, and Wells Fargo Bank, National Association, in its capacity as administrative agent for the Lender Group and Bank Product Providers (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on April 30, 2012)

14.1	K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K•Swiss Inc.

Date: May 2, 2012	By:	/s/ George Powlick
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