Form 10-Q
period 2012-06-30
K SWISS INC
filed 2012-08-02
CIK 862480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2012
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number 0-18490

K•SWISS INC.
(Exact name of registrant as specified in its charter)

Delaware		95-4265988
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

31248 Oak Crest Drive, Westlake Village, California		91361
(Address of principal executive offices)		(Zip code)

818-706-5100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at August 1, 2012:
Class A Class B	27,561,304 8,039,524

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

K•SWISS INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,138	$28,701
Restricted cash and cash equivalents and restricted investments available for sale (Note 3)	750	22,602
Investments available for sale (Note 4)	0	2,057
Accounts receivable, less allowance for doubtful accounts of $1,477 and $1,678 at June 30, 2012 and December 31, 2011, respectively	31,294	31,449
Inventories, net	74,645	90,380
Prepaid expenses and other current assets	3,271	4,927
Income taxes receivable (Note 9)	0	770
Total current assets	151,098	180,886
PROPERTY, PLANT AND EQUIPMENT, net (Note 10)	18,479	19,593
OTHER ASSETS
Intangible assets (Note 5)	11,433	11,482
Deferred income taxes (Note 9)	2,659	2,914
Other	4,882	4,736
Total other assets	18,974	19,132
Total assets	$188,551	$219,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit (Note 7)	$1,539	$9,716
Current portion of long-term debt (Note 7)	152	250
Current portion of long-term capital leases (Note 7)	61	0
Trade accounts payable	15,523	18,101
Accrued income taxes payable	931	372
Current portion of contingent purchase price (Note 12)	3,702	0
Accrued liabilities	10,721	13,500
Total current liabilities	32,629	41,939
OTHER LIABILITIES
Long-term debt (Note 7)	0	148
Long-term capital leases (Note 7)	84	0
Contingent purchase price (Notes 12 and 13)	0	3,739
Other liabilities	8,334	7,816
Total other liabilities	8,418	11,703
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	0	0
Common Stock:
Class A - authorized 90,000,000 shares of $0.01 par value; 29,982,921 shares issued, 27,561,304 shares outstanding and 2,421,617 shares held in treasury at June 30, 2012 and 29,982,254 shares issued, 27,560,637 shares outstanding and 2,421,617 shares held in treasury at December 31, 2011	300	300
Class B, convertible - authorized 18,000,000 shares of $0.01 par value; 8,039,524 shares issued and outstanding at June 30, 2012 and December 31, 2011	80	80
Additional paid-in capital	71,621	70,975
Treasury Stock	(58,190)	(58,190)
Retained earnings	131,366	149,703
Accumulated other comprehensive earnings:
Foreign currency translation	1,221	2,288
Net unrealized gain on hedge derivatives (Note 6)	1,106	811
Net unrealized gain on investments available for sale and restricted investments available for sale (Notes 3 and 4)	0	2
Total stockholders’ equity	147,504	165,969
Total liabilities and stockholders’ equity	$188,551	$219,611

The accompanying notes are an integral part of these statements.

K•SWISS INC.
CONSOLIDATED STATEMENTS OF EARNINGS/LOSS
AND COMPREHENSIVE EARNINGS/LOSS
(Dollar amounts and shares in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Revenues (Note 10)	$114,070	$137,738	$44,752	$65,297
Cost of goods sold	74,268	86,782	31,207	42,863
Gross profit	39,802	50,956	13,545	22,434
Selling, general and administrative expenses	56,226	78,263	24,863	38,710
Operating loss (Note 10)	(16,424)	(27,307)	(11,318)	(16,276)
Other income (Note 11)	0	3,000	0	0
Interest (expense)/income, net	(43)	(147)	652	(86)
Loss before income taxes and discontinued operations	(16,467)	(24,454)	(10,666)	(16,362)
Income tax expense (Note 9)	1,870	1,562	965	1,038
Loss from continuing operations	(18,337)	(26,016)	(11,631)	(17,400)
Loss from discontinued operations, less applicable income taxes of $0 and $0 for the six and three months ended June 30, 2011, respectively (Note 13)	0	(3,852)	0	(2,626)
Net Loss	$(18,337)	$(29,868)	$(11,631)	$(20,026)

Loss per common share (Note 2)
Basic:
Loss from continuing operations	$(0.52)	$(0.73)	$(0.33)	$(0.49)
Loss from discontinued operations	(0.00)	(0.11)	(0.00)	(0.07)
Net Loss	$(0.52)	$(0.84)	$(0.33)	$(0.56)
Diluted:
Loss from continuing operations	$(0.52)	$(0.73)	$(0.33)	$(0.49)
Loss from discontinued operations	(0.00)	(0.11)	(0.00)	(0.07)
Net Loss	$(0.52)	$(0.84)	$(0.33)	$(0.56)

Weighted average number of shares outstanding (Note 2)
Basic	35,601	35,433	35,601	35,475
Diluted	35,601	35,433	35,601	35,475

Dividends declared per common share	$0	$0	$0	$0

Net Loss	$(18,337)	$(29,868)	$(11,631)	$(20,026)
Other Comprehensive (Loss)/Earnings, net of tax:
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the six months ended June 30, 2012 and 2011, respectively, and net of income taxes of $0 and $0 for the three months ended June 30, 2012 and 2011, respectively	(1,067)	3,336	(2,568)	1,005
Change in deferred gain/(loss) on hedge derivatives, net of income taxes of $0 and $0 for the six months ended June 30, 2012 and 2011, respectively, and net of income taxes of $0 and $0 for the three months ended June 30, 2012 and 2011, respectively	295	(779)	842	187
Change in deferred loss on investments available for sale and restricted investments available for sale, net of income tax benefit of $(1) and $(30) for the six months ended June 30, 2012 and 2011, respectively, and net of income tax benefit of $(1) and $(16) for the three months ended June 30, 2012 and 2011, respectively	(2)	(58)	(1)	(31)
Comprehensive Loss	$(19,111)	$(27,369)	$(13,358)	$(18,865)

The accompanying notes are an integral part of these statements.

K•SWISS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss from continuing operations	$(18,337)	$(26,016)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation/amortization	1,842	1,796
Change in contingent purchase price	(37)	459
Net loss on disposal of property, plant and equipment	25	43
Deferred income taxes	196	(787)
Stock-based compensation	646	1,006
Decrease/(Increase) in accounts receivable	108	(16,248)
Decrease/(Increase) in inventories	16,711	(34,503)
Decrease in income taxes receivable	770	770
Decrease in prepaid expenses and other assets	939	805
(Decrease)/Increase in accounts payable and accrued liabilities	(4,187)	10,012
Net cash used in operating activities from continuing operations	(1,324)	(62,663)
Net cash used in discontinued operations	0	(2,766)
Net cash used in operating activities	(1,324)	(65,429)

Cash flows from investing activities:
Change in restricted cash and cash equivalents	12,699	462
Purchase of investments available for sale and restricted investments available for sale	0	(6,310)
Proceeds from the maturity or sale of available for sale securities and restricted investments available for sale	11,028	53,416
Purchase of property, plant and equipment	(781)	(719)
Proceeds from disposal of property, plant and equipment	0	31
Net cash provided by investing activities	22,946	46,880

Cash flows from financing activities:
Borrowings under bank lines of credit and capital leases	9,818	22,279
Repayments on bank lines of credit, long-term debt and capital leases	(17,952)	(11,480)
Proceeds from stock options exercised	0	920
Net cash (used in)/provided by financing activities	(8,134)	11,719

Effect of exchange rate changes on cash	(1,051)	2,851

Net increase/(decrease) in cash and cash equivalents	12,437	(3,979)

Cash and cash equivalents at beginning of period	28,701	49,164

Cash and cash equivalents at end of period	$41,138	$45,185

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$115	$77
Income taxes	$502	$328

The accompanying notes are an integral part of these statements.

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”).  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of June 30, 2012 and the results of its operations and its cash flows for the six and three months ended June 30, 2012 and 2011 have been included for the periods presented.  The results of operations and cash flows for the six and three months ended June 30, 2012 are not necessarily indicative of the results to be expected for any other interim period or the full year.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements.  These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.   Loss per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted loss per share (“EPS”) computations (shares in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2012		2011		2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,601	$(0.52)	35,433	$(0.84)	35,601	$(0.33)	35,475	$(0.56)
Effect of Dilutive Stock Options	0	0.00	0	0.00	0	0.00	0	0.00
Diluted EPS	35,601	$(0.52)	35,433	$(0.84)	35,601	$(0.33)	35,475	$(0.56)

Because the Company had a net loss for the six and three months ended June 30, 2012 and 2011, the number of diluted shares is equal to the number of basic shares at June 30, 2012 and 2011. Outstanding stock options would have had an anti-dilutive effect on diluted EPS for the six and three months ended June 30, 2012 and 2011. Outstanding stock options with either exercise prices or unrecognized compensation cost per share greater than the average market price of a share of the Company’s common stock also have an anti-dilutive effect on diluted EPS and were as follows (shares in thousands):

	Six Months Ended June 30,						Three Months Ended June 30,
	2012			2011			2012			2011
Options to purchase shares of common stock	3,869			1,160			3,869			1,160
Exercise prices	$2.76	to	$34.75	$11.52	to	$34.75	$2.76	to	$34.75	$11.52	to	$34.75
Expiration dates	July 2012 to June 2022			May 2012 to April 2021			July 2012 to June 2022			May 2012 to April 2021

3.   Restricted Cash and Cash Equivalents and Restricted Investments Available for Sale

At June 30, 2012, the Company collateralized certain operational bank accounts at Bank of America and at December 31, 2011, the Company collateralized its Bank of America line of credit with the following (in thousands):

	June 30, 2012	December 31, 2011
Restricted cash and cash equivalents	$750	$13,449
Restricted investments available for sale:
U.S. Treasury Notes	0	5,007
Corporate Notes and Bonds	0	4,062
Accrued interest income	0	84
Total restricted investments available for sale	0	9,153
Total restricted cash and cash equivalents and restricted investments available for sale	$750	$22,602

The restricted investments were classified as available for sale and were stated at fair value. The Company capitalized any premiums paid or discounts received and amortized the premiums or accreted the discounts on a straight-line basis over the remaining term of the security. Gross unrealized holding gains and losses were as follows (in thousands):

June 30, 2011
Gross unrealized holding gains	$36
Gross unrealized holding losses	4

The change in comprehensive income was as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
(Decrease)/increase in comprehensive income	$(3)	$(13)	$(1)	$2

The Company received proceeds from the sale of restricted investments available for sale and realized gain on sale as follows (in thousands):

Six and Three Months Ended June 30, 2012
Proceeds from sale of restricted investments	$2,015
Realized gain on sale of restricted investments	3

There were no sales of restricted investments available for sale during the six and three months ended June 30, 2011.  Realized gains and losses are recognized using the actual cost of the investment.

4.   Investments Available for Sale

The Company’s investments were classified as available for sale and stated at fair value and were as follows (in thousands):

December 31, 2011
Corporate Notes and Bonds	$2,024
Accrued interest income	33
Total investments available for sale	$2,057

The Company capitalized any premiums paid or discounts received and amortized the premiums or accreted the discounts on a straight-line basis over the remaining term of the security.  Gross unrealized holding gains and losses were as follows (in thousands):

June 30, 2011
Gross unrealized holding gains	$24
Gross unrealized holding losses	2

The change in comprehensive income was as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Increase/(decrease) in comprehensive income	$2	$(45)	$0	$(33)

The Company received proceeds from the sale of investments available for sale and realized gain on sale as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sale of investments	$1,013	$23,812	$0	$12,853
Realized gain on sale of investments	0	12	0	6

Realized gains and losses are recognized using the actual cost of the investment.

5.   Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Trademarks	$12,520	$12,569
Less accumulated amortization	(1,087)	(1,087)
Total intangible assets	$11,433	$11,482

The change in the carrying amount of intangible assets during the six and three months ended June 30, 2012 was as follows (in thousands):

	Six Months Ended June 30, 2012	Three Months Ended June 30, 2012
Beginning Balance	$11,482	$11,547
Foreign currency translation effects	(49)	(114)
Ending Balance	$11,433	$11,433

The Company performed the annual reassessment and impairment test as of October 1, 2011 of its Palladium intangible assets related to trademarks and determined there was no impairment of its intangible assets. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Company does not believe that a triggering event has occurred through June 30, 2012 to require an updated impairment test.

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

At June 30, 2012, forward foreign exchange contracts with a notional value of $24,125,000 were outstanding to exchange various currencies with maturities ranging from July 2012 to March 2013, to sell the equivalent of approximately $3,825,000 in foreign currencies at contracted rates and to buy approximately $20,300,000 in foreign currencies at contracted rates.  These contracts have been designated as cash flow hedges.  Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows.  At June 30, 2012, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

The fair value of the Company’s derivatives on its Consolidated Balance Sheets were as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30, 2012	December 31, 2011	Balance Sheet	June 30, 2012	December 31, 2011
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$581	$1,321	Accrued liabilities	$249	$306

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the six months ended June 30, 2012 and 2011 were as follows (in thousands):

Derivatives in	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging	Six Months Ended June 30,		into Income (Effective	Six Months Ended June 30,		Excluded from Effectiveness	Six Months Ended June 30,
Relationships	2012	2011	Portion)	2012	2011	Testing)	2012	2011
Foreign exchange contracts	$295	$(779)	Cost of goods sold	$(537)	$(124)	Selling, general and administrative expenses	$52	$(25)

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

Derivatives in	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging	Three Months Ended June 30,		into Income (Effective	Three Months Ended June 30,		Excluded from Effectiveness	Three Months Ended June 30,
Relationships	2012	2011	Portion)	2012	2011	Testing)	2012	2011
Foreign exchange contracts	$842	$187	Cost of goods sold	$(232)	$(409)	Selling, general and administrative expenses	$10	$(19)

7.   Bank Lines of Credit and Other Debt

The Company’s bank lines of credit, long-term debt, long-term capital leases and outstanding letters of credit were as follows (in thousands):

	June 30, 2012	December 31, 2011
Bank lines of credit	$1,539	$9,716
Long-term debt	152	398
Long-term capital leases	145	0
Total bank lines of credit, long-term debt and long-term capital leases	$1,836	$10,114
Outstanding letters of credit, not included above	$294	$280

Bank Lines of Credit

Outstanding bank lines of credit were as follows (dollars and Euros in thousands):

	June 30, 2012	December 31, 2011
Secured Variable Rate Lines of Credit with Financial Institutions:
Bank line of credit of $35,000 at an interest rate of 4.50% at June 30, 2012, due April 23, 2016 (1)	$0	$0
Bank line of credit of $21,000 at an interest rate of 2.69% at December 31, 2011, due July 1, 2013 (2)	0	9,716
Facility of €4,000, or approximately $5,064, at June 30, 2012, at an interest rate of 1.34%, due December 31, 2012 and approximately $5,182, at December 31, 2011, at an interest rate of 2.13%, due December 31, 2012 (3)	1,032	0
Facilities of €1,000, or approximately $1,266, at June 30, 2012, at interest rates ranging from 1.85% to 2.83%, due June 30, 2012 and approximately $1,296, at December 31, 2011, at interest rates ranging from 2.56% to 3.12%, due December 31, 2011 (3) (4)	507	0
Total bank lines of credit	$1,539	$9,716
Outstanding letters of credit, not included above	$294	$280

(1)	Secured by all assets of K•Swiss Inc., K•Swiss Sales Corp. and K•Swiss Direct Inc. The amount available to borrow on this line of credit at June 30, 2012 was $20,530. See further discussion below.
(2)
Fully secured by cash (or the Company’s restricted cash and cash equivalents and restricted investments available for sale, see Note 3). This facility was fully paid off on April 25, 2012. See further discussion below.

(3)	These lines of credit are secured by Palladium’s assets including accounts receivable and/or intellectual property rights (i.e. trademarks), as well as Palladium common stock.
(4)
These lines of credit are renewable every six months. Subsequent to June 30, 2012, these lines of credit were renewed until December 31, 2012 and the amount available to borrow will be €1,200 (or approximately $1,519).

On April 25, 2012, the Company and two of its subsidiaries, K•Swiss Sales Corp. and K•Swiss Direct Inc. (collectively with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC (collectively as “Wells Fargo” or the “Lenders”).  The Credit Facility consists of revolving loans of up to $35,000,000 (subject to the limitations described below) available in U.S. Dollars, Euro and Pound Sterling, and up to $5,000,000 of which may be drawn in the form of letters of credit.  The Credit Facility matures April 23, 2016.

Loans made under the Credit Facility bear interest at:

(1)	the greatest of (i) the Federal Funds Rate plus ½%, (ii) the LIBOR Rate plus 1%, and (iii) Wells Fargo’s prime rate (the “Base Rate”); or
(2)
the rate per annum appearing on Bloomberg L.P.’s Page BBAM1/Official BBA USD Dollar Libor Fixings two Business Days prior to the commencement of the requested Interest Period, for a term and in an amount comparable to the interest period and the amount requested (the “LIBOR Rate”); or

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

The “Maximum Revolver Amount” is $35,000,000; provided that the amount of revolving loans and letters of credit under the Credit Facility may not exceed (a) 85% of Eligible Accounts (as defined in the Credit Facility) plus the lesser of (i) 85% of Eligible Accounts that are Extended Pay Accounts (as defined in the Credit Facility) and (ii) $1,500,000 (minus any dilution reserve), plus (b) the lesser of (i) $20,000,000 or (ii) an amount equal to (x) the lesser of (1) 65% of Eligible Inventory or (2) 85% of Net Recovery Percentage (each as defined in the Credit Facility), minus (y) a reserve of $3,500,000 and any other reserves established by Wells Fargo in its permitted discretion.

The financial covenants contained in the Credit Facility are as follows (in each case, with respect to the Company and its subsidiaries on a consolidated basis):

·	The Company must achieve Minimum EBITDA specified in the Credit Facility for each month through November 30, 2013.
·	The Company must maintain a Fixed Charge Coverage Ratio for each twelve month fiscal period, commencing for the fiscal period ending on December 31, 2013, of not less than 1.0:1.0.
·	The Company must limit Capital Expenditures for each fiscal year to $2,400,000, except with the Lender’s consent.

These financial covenants apply on the date that Excess Availability (as defined in the Credit Facility) has fallen below 20% of the Maximum Revolver Amount and ends on the date that Excess Availability has been greater than 20% of the Maximum Revolver Amount for any period of thirty consecutive days thereafter.

The obligations of the Borrowers under the Credit Facility are guaranteed by four of the Company’s other domestic subsidiaries (the “Guarantors”) pursuant to a Guaranty and Security Agreement, dated April 25, 2012 (the “Guaranty and Security Agreement”).  Pursuant to the Guaranty and Security Agreement, the Borrowers and the Guarantors pledged substantially all of their respective assets as collateral security for the loans to be made pursuant to the Credit Facility.  The foreign subsidiaries of the Borrowers did not guaranty the Credit Facility or pledge any of their directly-owned assets.  The Company has also granted a security interest in its real property to the Lenders, consisting of a deed of trust securing its corporate headquarters building.

The Credit Facility contains other certain affirmative and negative covenants, as well as event of default provisions.  The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance, and other provisions customary in such agreements.  Negative covenants limit or restrict, among other things, dividends, secured and unsecured indebtedness, mergers and fundamental changes, asset sales, investments and acquisitions, liens and encumbrances, transactions with affiliates, redemption distributions to former employees, officers or directors, and other matters customarily restricted in such agreements.

Wells Fargo and its affiliates are permitted to make loans to, issue letters of credit, accept deposits, provide Bank Products (as defined in the Credit Facility) to, acquire equity interests in, and generally engage in any kind of banking, trust, financial advisory, underwriting, or other business with the Company, its subsidiaries and affiliates.

At June 30, 2012, the Company was in compliance with its covenants under the Credit Facility.

On April 25, 2012, the Company drew down approximately $9,924,000 under the Credit Facility to repay in full all indebtedness outstanding under its previous line of credit with Bank of America and to pay fees and expenses related to the Credit Facility. The Company intends to utilize the Credit Facility for working capital, to issue letters of credit in connection with purchases of inventory and other general corporate purposes.

Long-term Debt

Long-term debt outstanding were as follows (dollars and Euros in thousands):

	June 30, 2012	December 31, 2011
Secured Fixed Rate Term Loans with Financial Institutions of €1,100, or approximately $1,393, at June 30, 2012, with interest rates ranging from 5.42% to 5.60%, due between July 2012 and February 2013 and €1,320, or approximately $1,710, at December 31, 2011, with interest rates ranging from 5.42% to 5.84%, due between February 2012 and February 2013 (1)	$151	$394
Accrued interest	1	4
Total long-term debt	$152	$398
Current portion of long-term debt	$152	$250
Long-term debt	$0	$148

(1)	These are secured by Palladium’s assets including accounts receivable and/or intellectual property rights (i.e. trademarks), as well as Palladium common stock.

Long-term Capital Leases

Long-term capital leases outstanding were as follows (dollars in thousands):

June 30, 2012
Capital leases for information systems, with interest rates ranging from 2.01% to 5.05%, due between June 2014 and December 2016	$145
Current portion of long-term capital leases	$61
Long-term capital leases	$84
Leased property – Information systems, net	$210

Interest expense

Interest expense incurred on the Company’s bank loans, lines of credit and capital leases are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Interest expense	$140	$71	$65	$56

8.   Fair Value of Financial Instruments

On January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which ensures U.S. generally accepted accounting principles are aligned with international accounting standards.  ASU 2011-04 does not modify the requirements for when fair value measurements apply, but rather clarifies how to measure and disclose fair value.  The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position and results of operations.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the lines of credit, current portion of long-term debt, current portion of long-term capital leases, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2012 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward exchange contracts – assets	$581	$0	$581	$0
Forward exchange contracts – liabilities	249	0	249	0
Contingent purchase price (“CPP”) – Palladium	3,702	0	0	3,702

The Company’s counterparty (“Counterparty”) to a majority of its forward exchange contracts is a major financial institution. These forward exchange contracts are measured at fair value by the Counterparty based on a variety of pricing factors, which include the market price of the derivative instrument available in the dealer-market.

The Palladium CPP will be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012.  The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year.  See Note 12 for further discussion.

During the six and three months ended June 30, 2012 there were no transfers between Level 1, Level 2 and Level 3 measurements.  In addition, there were no changes in the valuation technique of assets and liabilities measured on a recurring basis during the six and three months ended June 30, 2012.

9.   Income Taxes

Income tax expense was as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Income tax expense	$1,870	$1,562	$965	$1,038

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

The Company can no longer support future profitability sufficient enough to realize its deferred tax assets in the near future and has a valuation allowance of $48,266,000 at June 30, 2012.  At June 30, 2012, the Company had a net deferred tax asset after valuation allowance of $2,659,000 which consisted of U.S. foreign tax credits of $35,000 for the eventual carryback of foreign tax credits to the 2006 tax year as the Company believes it is more-likely-than-not that it will be utilized and foreign net operating losses of $2,624,000 which is related to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period therefore the Company believes it is more-likely-than-not that the loss carryforward will be utilized.  The ultimate realization of this loss carryforward is dependent upon the generation of future taxable income in France during the periods in which those temporary differences become deductible.  This assessment could change in future periods if the Company does not achieve taxable income in France or projections of future taxable income decline.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The accounting for deferred taxes is based upon an estimate of future operating results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.  If an increase in the valuation allowance in future periods is required, this would result in an increase in the Company’s income tax expense and could materially impact the effective income tax rate in the period recorded.

At June 30, 2012, uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $7,539,000 and $1,377,000, respectively, all of which would affect the income tax rate if reversed.  Income tax expense related to uncertain tax positions was as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Income tax expense related to uncertain tax positions	$427	$430	$168	$210
Interest expense related to uncertain tax positions	105	122	53	62
Total income tax expense related to uncertain tax positions	$532	$552	$221	$272

The federal income tax returns for 2006 through 2009 and certain state returns for 2007 and 2008 are currently under various stages of audit by the applicable taxing authorities. The Company received a Notice of Proposed Adjustment from the Internal Revenue Service (“IRS”) for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,745,000. This issue has been sent to the IRS Appeal’s office for further consideration. The Company does not believe that an additional tax accrual is required at this time.

In January 2012, the Company received a Notice of Proposed Adjustment for the 2008 tax year, which is similar to the one discussed above.  The 2008 proposed adjustment is approximately $251,000.  Interest will be assessed, and at this time it is estimated at approximately $35,000.  This issue has been sent to the IRS Appeal’s office for further consideration.  This will not create any additional financial statement impact due to the available U.S. tax losses that may be carried back from the 2010 tax year to the 2008 tax year.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Revenues from unrelated entities (1):
United States	$39,560	$63,684	$18,748	$32,404
EMEA	44,864	42,724	13,805	19,239
Other International	29,646	31,330	12,199	13,654
Total revenues from unrelated entities	$114,070	$137,738	$44,752	$65,297

Inter-geographic revenues:
United States	$3,557	$2,564	$950	$1,316
EMEA	26	1,446	12	1,446
Other International	66	136	33	37
Total inter-geographic revenues	$3,649	$4,146	$995	$2,799

Total revenues:
United States	$43,117	$66,248	$19,698	$33,720
EMEA	44,890	44,170	13,817	20,685
Other International	29,712	31,466	12,232	13,691
Less inter-geographic revenues	(3,649)	(4,146)	(995)	(2,799)
Total revenues	$114,070	$137,738	$44,752	$65,297

Operating (loss)/profit:
United States	$(12,532)	$(16,233)	$(5,942)	$(7,187)
EMEA	(1,221)	(8,857)	(3,342)	(6,634)
Other International	2,238	5,322	82	1,188
Less corporate expenses (2)	(5,771)	(7,668)	(2,430)	(3,687)
Eliminations	862	129	314	44
Total operating loss	$(16,424)	$(27,307)	$(11,318)	$(16,276)

	June 30, 2012	December 31, 2011
Long-lived assets (3):
United States	$15,675	$16,719
EMEA	1,545	1,519
Other International	1,259	1,355
Total long-lived assets	$18,479	$19,593

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)
Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company and are not segment/region specific.  Corporate expenses for the six and three months ended June 30, 2012 decreased as a result of decreases in compensation, legal and data processing expenses.  The decrease in compensation expenses, which includes bonus/incentive related expenses and employee recruiting and relocation expenses, resulted from a reduction in salary related expenses, stock option compensation expenses and interest expense related to the Company’s deferred compensation plan which was terminated in October 2011.  The decrease in legal expenses was a result of decreases in expenses incurred to defend the Company’s trademarks.  The decrease in data processing expenses was a result of decreases in on-going maintenance expenses.

(3)	Long-lived assets consist of property, plant and equipment, net.

 During the six and three months ended June 30, 2012 and 2011, there were no customers that accounted for more than 10% of revenues.  At June 30, 2012, approximately 12% of accounts receivable was from one customer.  At December 31, 2011, approximately 10% of accounts receivable was from one customer.

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

12.   Palladium Contingent Purchase Price

The change in the CPP for the six and three months ended June 30, 2012 and 2011 is as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$3,739	$3,689	$4,397	$3,960
Change in net present value of the CPP	(37)	459	(695)	188
Ending balance	$3,702	$4,148	$3,702	$4,148

On July 9, 2012, the Company, entered into Amendment No. 3 to the Share Purchase and Shareholders’ Rights Agreement to revise the terms of the remaining future purchase price for Palladium payable in 2013. The future purchase price will be equal to €1,500,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012. As a result, on July 12, 2012, the Company made a payment of €1,443,000, or $1,767,000 (which is discounted from €1,500,000), which represents approximately one-half of the minimum future purchase price of €3,000,000, prior to this amendment.

13.   Form Athletics

During the second quarter of 2011, after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Form Athletics goodwill and trademark was impaired and recognized impairment losses of $3,689,000 and reversed the Form CPP liability of $2,110,000, which is included in the loss from discontinued operations as interest income.  The change in the Form CPP for the six and three months ended June 30, 2011 is as follows (in thousands):

Six and Three Months Ended June 30, 2011
Beginning balance	$2,110
Change in net present value of the Form CPP	(2,110)
Ending balance	$0

The operations for Form Athletics for the six and three months ended June 30, 2011 were as follows (in thousands):

	Six Months Ended June 30, 2011	Three Months Ended June 30, 2011
Revenues	$424	$245
Cost of goods sold	347	172
Gross profit	77	73
Selling, general and administrative expenses	2,350	1,120
Impairment on intangibles and goodwill	3,689	3,689
Operating loss	(5,962)	(4,736)
Interest income, net	2,110	2,110
Net loss from discontinued operations	$(3,852)	$(2,626)

14. Recent Accounting Pronouncements

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

Overview

Our total revenues decreased 17.2% and 31.5% for the six and three months ended June 30, 2012, respectively, from the six and three months ended June 30, 2011, respectively.  Our overall gross profit margin, as a percentage of revenues, decreased to 34.9% and 30.3% for the six and three months ended June 30, 2012, respectively, compared to 37.0% and 34.3% for the six and three months ended June 30, 2011, respectively, as a result of an increase in the level of closeout product as a percentage of revenues and a decrease in royalty income as a result of lower level of sales by one of our significant licensees in 2012.  Our selling, general and administrative expenses decreased to $56,226,000 and $24,863,000 for the six and three months ended June 30, 2012, respectively, from $78,263,000 and $38,710,000 for the six and three months ended June 30, 2011, respectively.  The decrease for the six and three months ended June 30, 2012 was a result of decreases in advertising, compensation and other warehousing expenses.  Other income for the six months ended June 30, 2011 consists of the recognition of $3,000,000 resulting from the settlement and termination of one of our agreements with an international distributor.  At June 30, 2012, our total futures orders with start ship dates from July 2012 through December 2012 were $70,283,000, a decrease of 21.8% from June 30, 2011.  Of this amount, domestic futures orders were $21,532,000, a decrease of 41.8%, and international futures orders were $48,751,000, a decrease of 7.8%.  We incurred a net loss for the six months ended June 30, 2012 of $18,337,000, or $0.52 per diluted share, compared to a net loss of $29,868,000, or $0.84 per diluted share for the six months ended June 30, 2011.  We incurred a net loss for the three months ended June 30, 2012 of $11,631,000, or $0.33 per diluted share, compared to a net loss of $20,026,000, or $0.56 per diluted share for the three months ended June 30, 2011.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.1	63.0	69.7	65.7
Gross profit	34.9	37.0	30.3	34.3
Selling, general and administrative expenses	49.3	56.8	55.6	59.3
Other income	0.0	2.1	0.0	0.0
Interest (expense)/income, net	(0.1)	(0.1)	1.5	(0.1)
Loss before income taxes and discontinued operations	(14.5)	(17.8)	(23.8)	(25.1)
Income tax expense	1.6	1.1	2.2	1.6
Loss from discontinued operations, net of income taxes	0.0	(2.8)	0.0	(4.0)
Net loss	(16.1)%	(21.7)%	(26.0)%	(30.7)%

Revenues

Total revenues decreased 17.2% to $114,070,000 for the six months ended June 30, 2012 from $137,738,000 for the six months ended June 30, 2011 and total revenues decreased 31.5% to $44,752,000 for the three months ended June 30, 2012 from $65,297,000 for the three months ended June 30, 2011.  The breakdown of revenues (dollar amounts in thousands) is as follows:

	Six Months Ended June 30,			Three Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Domestic
K•Swiss brand	$36,523	$61,690	(40.8)%	$17,398	$31,612	(45.0)%
Palladium brand	3,037	1,994	52.3	1,350	792	70.5
Total domestic	$39,560	$63,684	(37.9)%	$18,748	$32,404	(42.1)%

International
K•Swiss brand	$56,428	$59,148	(4.6)%	$21,341	$28,449	(25.0)%
Palladium brand	18,082	14,906	21.3	4,663	4,444	4.9
Total international	$74,510	$74,054	0.6%	$26,004	$32,893	(20.9)%

Total revenues	$114,070	$137,738	(17.2%)	$44,752	$65,297	(31.5)%

K•Swiss brand revenues decreased to $92,951,000 and $38,739,000 for the six and three months ended June 30, 2012, respectively, from $120,838,000 and $60,061,000 for the six and three months ended June 30, 2011, respectively, a decrease of $27,887,000, or 23.1%, and $21,322,000, or 35.5%, respectively. The decrease in K•Swiss brand domestic and international sales of 45.0% and 25.0%, respectively, for the three months ended June 30, 2012, is directionally consistent with the trends in futures orders at March 31, 2012. The decrease in sales for the six and three months ended June 30, 2012 was the result of a decrease in the volume of footwear sold and a decrease in average wholesale prices per. The volume of footwear sold decreased to 2,840,000 and 1,274,000 pair for the six and three months ended June 30, 2012, respectively, from 3,666,000 and 1,873,000 pair for the six and three months ended June 30, 2011, respectively. The decrease in the volume of footwear sold for the three months ended June 30, 2012 was primarily the result of decreased sales of the performance and lifestyle categories of 39.6% and 25.8%, respectively. The average wholesale price per pair decreased to $28.94 and $26.74 for the six and three months ended June 30, 2012, respectively, from $29.01 and $28.73 for the six and three months ended June 30, 2011, respectively, a decrease of 0.2% and 6.9%, respectively. The decrease in the average wholesale price per pair for the six and three months ended June 30, 2012 is attributable primarily to decreases in the average wholesale prices per pair in the performance category and product mix of sales, which included a higher level of sales of closeout product compared to the six and three months ended June 30, 2011, slightly offset by increases in the average wholesale prices per pair in the lifestyle category.

Palladium brand revenues increased to $21,119,000 and $6,013,000 for the six and three months ended June 30, 2012, respectively, from $16,900,000 and $5,236,000 for the six and three months ended June 30, 2011, respectively, an increase of $4,219,000, or 25.0%, and $777,000, or 14.8%, respectively.  The increase in Palladium sales for the six and three months ended June 30, 2012 was primarily due to the increase in worldwide sales in regions other than France.  This increase in Palladium brand worldwide sales in regions other than France is due to our continued marketing and selling efforts of Palladium product in these regions beginning in the second half of 2009.  The volume of footwear sold increased to 577,000 and 164,000 pair for the six and three months ended June 30, 2012, from 473,000 and 153,000 pair for the six and three months ended June 30, 2011, respectively, due primarily to an increase in sales in regions other than France, as discussed above, offset by a decrease in sales in France.  The average underlying wholesale price per pair was $36.32 and $36.23 for the six and three months ended June 30, 2012, respectively, compared to $35.35 and $33.85 for the six and three months ended June 30, 2011, respectively, an increase of 2.7% and 7.0%, respectively, attributable primarily to product mix of sales, a higher level of retail and website sales, which yield higher selling prices, and the geographic mix of sales and a decrease in closeout product in France, as a percentage of sales.

Gross Profit Margin

Gross profit margin, as a percentage of revenues, decreased to 34.9% and 30.3% for the six and three months ended June 30, 2012, respectively, from 37.0% and 34.3% for the six and three months ended June 30, 2011, respectively.  K•Swiss brand gross profit margin, as a percentage of revenues, was 29.5% and 25.1% for the six and three months ended June 30, 2012, respectively, a decrease from 33.1% and 32.2% for the six and three months ended June 30, 2011, respectively.  The decrease in K•Swiss brand gross profit margin was a result of an increase in the level of closeout product as a percentage of revenues, slightly offset by a higher level of international sales as a percentage of revenues which generally yield a higher selling price.  Palladium brand gross profit margin, as a percentage of revenues, was 43.7% and 40.7% for the six and three months ended June 30, 2012, respectively, and 42.9% and 34.7% for the six and three months ended June 30, 2011, respectively.  The increase in gross profit margin for the six and three months ended June 30, 2012 is mainly due to product mix, a higher level of retail and website sales, which carry higher gross profit margins.  In addition, contributing to the decline in overall gross profit margin was a decrease in royalty income as a result of lower level of sales by one of our significant licensees in 2012.

Our gross profit margin may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.  These warehousing costs were $7,080,000 and $3,114,000 for the six and three months ended June 30, 2012, respectively, compared to $8,424,000 and $4,275,000 for the six and three months ended June 30, 2011, respectively.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses decreased to $56,226,000 (49.3% of revenues) and $24,863,000 (55.6% of revenues) for the six and three months ended June 30, 2012, respectively, from $78,263,000 (56.8% of revenues) and $38,710,000 (59.3% of revenues) for the six and three months ended June 30, 2011, respectively.  The decrease for the six and three months ended June 30, 2012 was a result of decreases in advertising, compensation and other warehousing expenses.  Advertising expenses decreased 48.9% and 60.1% for the six and three months ended June 30, 2012, due to an effort to reduce advertising spending to industry averages of approximately 10% of revenues.  Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, decreased 19.5% and 22.2% for the six and three months ended June 30, 2012, as a result of a 20% reduction in salary related expenses from the prior year in the US and Europe, a decrease in stock option compensation expenses and a decrease in interest expense related to the Company’s deferred compensation plan which was terminated in October 2011.  Other warehousing expenses, which do not include compensation expenses, decreased 14.3% and 26.7% for the six and three months ended June 30, 2012, respectively, mainly as a result of the decrease in revenues.  Corporate expenses of $5,771,000 and $2,430,000 for the six and three months ended June 30, 2012, respectively, and $7,668,000 and $3,687,000 for the six and three months ended June 30, 2011, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company.  Corporate expenses for the six and three months ended June 30, 2012 decreased as a result of decreases in compensation, legal and data processing expenses.  The decrease in compensation expenses was due to the reasons discussed above.  The decrease in legal expenses was a result of decreases in expenses incurred to defend the Company’s trademarks.  The decrease in data processing expenses was a result of decreases in on-going maintenance expenses.

Other Income, Interest and Taxes

Other income for the six months ended June 30, 2011 consisted of a $3,000,000 settlement agreement between us and one of our international distributors relating to the termination of this distributor’s contracts.  The contracts with this distributor were terminated as a result of this distributor not performing in accordance with its contracts, and there was no litigation.  The loss of this distributor did not have a significant impact on our revenues or gross margin.  We are in the process of securing another distributor for this region.

Net interest expense was $43,000 (0.1% of revenues) and net interest income was $652,000 (1.5% of revenues) for the six and three months ended June 30, 2012, respectively, compared to net interest expense of $147,000 (0.1% of revenues) and $86,000 (0.1% of revenues) for the six and three months ended June 30, 2011, respectively.  The decrease in net interest expense for the six months ended June 30, 2012 and the change in net interest income for the three months ended June 30, 2012 was due to the change in fair value of the Palladium CPP, offset by a decrease in interest income earned on cash, restricted cash, restricted investments available for sale and investments available for sale as a result of lower average balances and an increase on interest expense on debt.

Income tax expense was $1,870,000 and $965,000 for the six and three months ended June 30, 2012, respectively, and was $1,562,000 and $1,038,000 for the six and three months ended June 30, 2011, respectively.  We evaluate our deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required.  We assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable.

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

We can no longer support future profitability sufficient enough to realize our deferred tax assets in the near future and have a valuation allowance of $48,266,000 at June 30, 2012.  At June 30, 2012, we had a net deferred tax asset after valuation allowance of $2,659,000 which consisted of U.S. foreign tax credits of $35,000 for the eventual carryback of foreign tax credits to the 2006 tax year as the Company believes it is more-likely-than-not that it will be utilized and foreign net operating losses of $2,624,000 which is related to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period therefore the Company believes it is more-likely-than-not that the loss carryforward will be utilized.  The ultimate realization of this loss carryforward is dependent upon the generation of future taxable income in France during the periods in which those temporary differences become deductible.  This assessment could change in future periods if we do not achieve taxable income in France or projections of future taxable income decline.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The accounting for deferred taxes is based upon an estimate of future operating results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.  If an increase in the valuation allowance in future periods is required, this would result in an increase in our income tax expense and could materially impact the effective income tax rate in the period recorded.

At June 30, 2012, uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $7,539,000 and $1,377,000, respectively, all of which would affect the income tax rate if reversed.  Income tax expense related to uncertain tax positions was as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Income tax expense related to uncertain tax positions	$427	$430	$168	$210
Interest expense related to uncertain tax positions	105	122	53	62
Total income tax expense related to uncertain tax positions	$532	$552	$221	$272

The federal income tax returns for 2006 through 2009 and certain state returns for 2007 and 2008 are currently under various stages of audit by the applicable taxing authorities. We received a Notice of Proposed Adjustment from the Internal Revenue Service (“IRS”) for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties). Interest will be assessed, and at this time it is estimated at approximately $1,745,000. This issue has been sent to the IRS Appeal’s office for further consideration. We do not believe that an additional tax accrual is required at this time.

In January 2012, we received a Notice of Proposed Adjustment for the 2008 tax year, which is similar to the one discussed above.  The 2008 proposed adjustment is approximately $251,000.  Interest will be assessed, and at this time it is estimated at approximately $35,000.  This issue has been sent to the IRS Appeal’s office for further consideration.  This will not create any additional financial statement impact due to the available U.S. tax losses that may be carried back from the 2010 tax year to the 2008 tax year.

We do not agree with these adjustments and plan to vigorously defend our position.  The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  Our material tax jurisdiction is the United States.

The net loss for the six months ended June 30, 2012 was $18,337,000, or $0.52 per diluted share, compared to a net loss of $29,868,000, or $0.84 per diluted share for the six months ended June 30, 2011.  The net loss for the three months ended June 30, 2012 was $11,631,000, or $0.33 per diluted share, compared to a net loss of $20,026,000, or $0.56 per diluted share for the three months ended June 30, 2011.

Futures Orders

At June 30, 2012 and 2011, total futures orders with start ship dates from July 2012 and 2011 through December 2012 and 2011 were approximately $70,283,000 and $89,907,000, respectively, a decrease of 21.8%.  The 21.8% decrease in total futures orders is comprised of a 20.2% decrease in the third quarter 2012 futures orders and a 26.3% decrease in the fourth quarter 2012 futures orders.  At June 30, 2012 and 2011, domestic futures orders with start ship dates from July 2012 and 2011 through December 2012 and 2011 were approximately $21,532,000 and $37,016,000, respectively, a decrease of 41.8%.  At June 30, 2012 and 2011, international futures orders with start ship dates from July 2012 and 2011 through December 2012 and 2011 were approximately $48,751,000 and $52,891,000, respectively, a decrease of 7.8%.  The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods.  Orders generally may be canceled by customers without financial penalty.

Liquidity and Capital Resources

We experienced net cash used in operating activities from continuing operations of $1,324,000 and $62,663,000 during the six months ended June 30, 2012 and 2011, respectively.  The change in net cash used in operating activities for the six months ended June 30, 2012 was due to the differences in the amounts of changes in inventories and accounts receivables and the decrease in net loss, offset by the differences in the amounts of changes in accounts payable and accrued liabilities.  The change in inventory was due to the timing of sales to customers and purchases from suppliers and starting in 2012, a focus on improving our inventory management.  The change in accounts receivable was due to the timing of sales to customers and receipts from customers.  The change in accounts payable and accrued liabilities was due to the timing of payments to suppliers.

We had net cash inflows from our investing activities of $22,946,000 and $46,880,000 for the six months ended June 30, 2012 and 2011, respectively.  The change in cash inflows from investment activities was mainly due to the changes in proceeds from the sale or maturity of investments and restricted investments available for sale, offset by the change in restricted cash and cash equivalents and the change in purchase of investments and restricted investments available for sale.  The changes in restricted cash and cash equivalents, restricted investments available for sale and investments available for sale are due to the Company’s strategy to shift to higher yielding liquid investments or liquidation of investments into cash for operating activities.  For the six months ended June 30, 2012, the restrictions on a significant amount of cash were released as a result of entering into a new loan facility in April 2012.

We had net cash outflows from our financing activities of $8,134,000 for the six months ended June 30, 2012 compared to net cash inflows from our financing activities of approximately $11,719,000 for the six months ended June 30, 2011.  The change in cash flows from financing activities for the six months ended June 30, 2012 compared to the same period of the prior year was due to a decrease in borrowings on our lines of credit and an increase in net repayments on our lines of credit and long-term debt.  For the six months ended June 30, 2012, as a result of entering into a new loan facility in April 2012, we paid off our previous line of credit.

In November 2009, the Board of Directors approved a stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock.  As of June 30, 2012, $70,000,000 is remaining in this program.  We adopted the $70,000,000 program because we believed that depending upon the then-array of alternatives, repurchasing our shares could be a good use of excess cash.  We have made purchases under all stock repurchase programs from August 1996 through August 1, 2012 (the day prior to the filing of this Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share.  See Part II – Other Information, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our bank lines of credit, long-term debt, long-term capital leases and outstanding letters of credit were as follows (dollars and Euros in thousands):

	June 30, 2012	December 31, 2011
Bank Lines of Credit – Secured Variable Rate Lines of Credit with Financial Institutions:
Bank line of credit of $35,000 at an interest rate of 4.50% at June 30, 2012, due April 23, 2016 (1)	$0	$0
Bank line of credit of $21,000 at an interest rate of 2.69% at December 31, 2011, due July 1, 2013 (2)	0	9,716
Facility of €4,000, or approximately $5,064, at June 30, 2012, at an interest rate of 1.34%, due December 31, 2012 and approximately $5,182, at December 31, 2011, at an interest rate of 2.13%, due December 31, 2012 (3)	1,032	0
Facilities of €1,000, or approximately $1,266, at June 30, 2012, at interest rates ranging from 1.85% to 2.83%, due June 30, 2012 and approximately $1,296, at December 31, 2011, at interest rates ranging from 2.56% to 3.12%, due December 31, 2011 (3) (4)	507	0
Total bank lines of credit	1,539	9,716
Secured Fixed Rate Term Loans with Financial Institutions of €1,100, or approximately $1,393, at June 30, 2012, with interest rates ranging from 5.42% to 5.60%, due between July 2012 and February 2013 and €1,320, or approximately $1,710, at December 31, 2011, with interest rates ranging from 5.42% to 5.84%, due between February 2012 and February 2013 (3)	151	394
Accrued interest	1	4
Total long-term debt	152	398
Capital leases for information systems, with interest rates ranging from 2.01% to 5.05%, due between June 2014 and December 2016	145	0
Total bank lines of credit, long-term debt and long-term capital leases	$1,836	$10,114
Outstanding letters of credit, not included above	$294	$280

(1)	Secured by all assets of K•Swiss Inc., K•Swiss Sales Corp. and K•Swiss Direct Inc. The amount available to borrow on this line of credit at June 30, 2012 was $20,530. See further discussion below.
(2)
Fully secured by cash (or the Company’s restricted cash and cash equivalents and restricted investments available for sale, see Note 3). This facility was fully paid off on April 25, 2012. See further discussion below.

(3)	These lines of credit are secured by Palladium’s assets including accounts receivable and/or intellectual property rights (i.e. trademarks), as well as Palladium common stock.
(4)
These lines of credit are renewable every six months. Subsequent to June 30, 2012, these lines of credit were renewed until December 31, 2012 and the amount available to borrow will be €1,200 (or approximately $1,519).

On April 25, 2012, the Company and two of its subsidiaries, K•Swiss Sales Corp. and K•Swiss Direct Inc. (collectively with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC (collectively as “Wells Fargo” or the “Lenders”).  The Credit Facility consists of revolving loans of up to $35,000,000 (subject to the limitations described below) available in U.S. Dollars, Euro and Pound Sterling, and up to $5,000,000 of which may be drawn in the form of letters of credit.  The Credit Facility matures April 23, 2016.

Loans made under the Credit Facility bear interest at:

(1)	the greatest of (i) the Federal Funds Rate plus ½%, (ii) the LIBOR Rate plus 1%, and (iii) Wells Fargo’s prime rate (the “Base Rate”); or
(2)
the rate per annum appearing on Bloomberg L.P.’s Page BBAM1/Official BBA USD Dollar Libor Fixings two Business Days prior to the commencement of the requested Interest Period, for a term and in an amount comparable to the interest period and the amount requested (the “LIBOR Rate”); or

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

The “Maximum Revolver Amount” is $35,000,000; provided that the amount of revolving loans and letters of credit under the Credit Facility may not exceed (a) 85% of Eligible Accounts (as defined in the Credit Facility) plus the lesser of (i) 85% of Eligible Accounts that are Extended Pay Accounts (as defined in the Credit Facility) and (ii) $1,500,000 (minus any dilution reserve), plus (b) the lesser of (i) $20,000,000 or (ii) an amount equal to (x) the lesser of (1) 65% of Eligible Inventory or (2) 85% of Net Recovery Percentage (each as defined in the Credit Facility), minus (y) a reserve of $3,500,000 and any other reserves established by Wells Fargo in its permitted discretion.

The financial covenants contained in the Credit Facility are as follows (in each case, with respect to the Company and its subsidiaries on a consolidated basis):

·	We must achieve Minimum EBITDA specified in the Credit Facility for each month through November 30, 2013.
·	We must maintain a Fixed Charge Coverage Ratio for each twelve month fiscal period, commencing for the fiscal period ending on December 31, 2013, of not less than 1.0:1.0.
·	We must limit Capital Expenditures for each fiscal year to $2,400,000, except with the Lender’s consent.

These financial covenants apply on the date that Excess Availability (as defined in the Credit Facility) has fallen below 20% of the Maximum Revolver Amount and ends on the date that Excess Availability has been greater than 20% of the Maximum Revolver Amount for any period of thirty consecutive days thereafter.

Our obligations under the Credit Facility are guaranteed by four of the Company’s other domestic subsidiaries (the “Guarantors”) pursuant to a Guaranty and Security Agreement, dated April 25, 2012 (the “Guaranty and Security Agreement”).  Pursuant to the Guaranty and Security Agreement, the Borrowers and the Guarantors pledged substantially all of their respective assets as collateral security for the loans to be made pursuant to the Credit Facility.  The foreign subsidiaries of the Borrowers did not guaranty the Credit Facility or pledge any of their directly-owned assets.  We also granted a security interest in our real property to the Lenders, consisting of a deed of trust securing our corporate headquarters building.

The Credit Facility contains other certain affirmative and negative covenants, as well as event of default provisions.  The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance, and other provisions customary in such agreements.  Negative covenants limit or restrict, among other things, dividends, secured and unsecured indebtedness, mergers and fundamental changes, asset sales, investments and acquisitions, liens and encumbrances, transactions with affiliates, redemption distributions to former employees, officers or directors, and other matters customarily restricted in such agreements.

Wells Fargo and its affiliates are permitted to make loans to, issue letters of credit, accept deposits, provide Bank Products (as defined in the Credit Facility) to, acquire equity interests in, and generally engage in any kind of banking, trust, financial advisory, underwriting, or other business with us.

At June 30, 2012, the Company was in compliance with its covenants under the Credit Facility.

On April 25, 2012, we drew down approximately $9,924,000 under the Credit Facility to repay in full all indebtedness outstanding under our previous line of credit with Bank of America and to pay fees and expenses related to the Credit Facility.  We intend to utilize the Credit Facility for working capital, to issue letters of credit in connection with purchases of inventory and other general corporate purposes.

We anticipate future cash needs for repayments required pursuant to borrowings under our lines of credit facilities and term loans.  In addition, additional funds will be required by our operations if operating results continue to be weak.  No other material capital commitments exist at June 30, 2012.  With our new asset-based line of credit, we believe our present sources of capital are sufficient to sustain our anticipated capital needs for the next twelve months.  However, the negative cash flow we have sustained has reduced our working capital and continued negative cash flow would materially and negatively affect our ability to fund our operations.  While we have taken and continue to take actions intended to improve our results including implementing a major cost reduction program in which we reduced compensation costs, advertising and promotion costs and inventories, the availability of necessary working capital is subject to many factors beyond our control.  Such factors include, among others, our ability to increase revenues and to reduce our losses from operations, economic conditions, market acceptance of our products, the intensity of competition in our markets and the level of demand for our products.  Our present 2012 forecasted operating loss is estimated at approximately $25,000,000 to $30,000,000.  There is no assurance that this forecast can be achieved although we have already made significant decreases to operating expenses, as mentioned above, compared to last year and in line with our 2012 forecast.

Our working capital decreased $20,478,000 to $118,469,000 at June 30, 2012 from $138,947,000 at December 31, 2011.  Working capital decreased during the six months ended June 30, 2012 mainly due to decreases in restricted cash and cash equivalents and restricted investments available for sale, inventories, investments available for sale and prepaid expenses and other assets and increases in CPP, offset by increases in cash and cash equivalents and decreases in bank lines of credit, accrued liabilities and trade accounts payable.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the six and three months ended June 30, 2012 or 2011, nor did we have any off-balance sheet arrangements outstanding at June 30, 2012 or 2011.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2012, there have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2012, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2012 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

If we continue to incur significant losses and are unable to access sufficient working capital from our operations or through external financings, our liquidity will be impaired.

We have incurred substantial net losses in each of the last three fiscal years. As reflected in our financial statements, we have experienced net losses of $70,471,000, $68,212,000 and $27,962,000 for the years ended December 31, 2011, 2010 and 2009, respectively. As a result the total amount of our cash and cash equivalents, restricted cash and cash equivalents and restricted investments available for sale, and investments available for sale declined from $207,423,000 at December 31, 2008 to $53,360,000 at December 31, 2011.  The negative cash flow we have sustained has reduced our working capital and continued negative cash flow would materially and negatively affect our ability to fund our operations. While we have taken and continue to take actions intended to improve our results, including implementing a major cost reduction program in which we reduced compensation costs, advertising and promotion costs and inventories, the availability of necessary working capital is subject to many factors beyond our control. Such factors include, among others, our ability to obtain additional financing, our ability to increase revenues and to reduce our losses from operations, economic conditions, market acceptance of our products, the intensity of competition in our markets and the level of demand for our products. In an effort to increase the amount of credit available to us, we replaced our existing credit facility with a $35,000,000 asset-based facility.  If we are unable to reduce our operating losses and significantly reduce our inventories, our liquidity would be impaired.

Restrictions imposed by the terms of our Credit Facility may limit our operating and financial flexibility.

On April 25, 2012, we entered into a new revolving credit facility (“Credit Facility”) with Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC (collectively as “Wells Fargo”).  The Credit Facility, among other things, largely prevents us from incurring any additional indebtedness, limits capital expenditures and restricts dividends and stock repurchases.  The Credit Facility also provides for financial covenants, which include a minimum monthly EBITDA for each month through November 30, 2013 and a fixed charge coverage ratio for each twelve month fiscal period commencing for the fiscal period ending on December 31, 2013 which applies when the excess availability has fallen below a certain level.  In addition, our ability to access the Credit Facility will be affected by the amount and value of our assets which are used to determine the borrowing base under the Credit Facility.  The borrowing base is reduced by availability limits and reserves established by Wells Fargo pursuant to the terms of the Credit Facility.  As a result of the foregoing, our operation and financial flexibility may be limited, which may prevent us from engaging in transactions that might further our growth strategy or otherwise be considered beneficial to us.

The Credit Facility contains events of default that include failure to pay principal or interest when due, failure to comply with the covenants set forth in the Credit Facility, bankruptcy events, cross-defaults and judgments involving an aggregate amount of $1,000,000 or more and the occurrence of a change of control, in each case subject to the grace periods, qualifications and thresholds specified in the Credit Facility.  If the indebtedness under the Credit Facility were to be accelerated, we cannot be certain that we will have sufficient funds available to pay such indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.  Any such acceleration could also result in a foreclosure on all or substantially all of our assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2012, the Company did not repurchase any shares of K•Swiss Class A Common Stock.  $70,000,000 remains available for repurchase under the Company’s repurchase program.

As discussed in Part I, Item 2, the Company’s Credit Facility limits the Company’s ability to pay dividends. Pursuant to the Credit Facility, the Company may pay a dividend provided that (i) no Event of Default (as defined in the Credit Facility) has occurred and is continuing or would result from the payment of the dividend, (ii) the aggregate dividend amount does not to exceed $3,000,000 per fiscal year, (iii) there will be Excess Availability (as defined in the Credit Facility) equal to or greater than $10,000,000 immediately after payment of the dividend, (iv) the Company remains in compliance with the financial covenants in the Credit Facility, after giving effect to the payment of the dividend, and (v) the Fixed Charge Coverage Ratio (as defined in the Credit Facility) for the most recent twelve month period ended prior to paying a dividend is greater than or equal to 1.0:1.0.

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

10.30
Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.31
Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.32
Amendment No. 1 to Share Purchase and Shareholders’ Rights Agreement, dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 4, 2009)

10.33
Amendment No. 2 to Share Purchase and Shareholders’ Rights Agreement, dated May 1, 2010 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010)

10.34
Amendment No. 3 to Share Purchase and Shareholders’ Rights Agreement, dated July 9, 2012 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on July 12, 2012)

10.35
Credit Agreement dated April 25, 2012 between K•Swiss Inc., K•Swiss Sales Corp. and K•Swiss Direct Inc. and Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 30, 2012)

10.36
Guaranty and Security Agreement, dated as of April 25, 2012, among the persons listed on the signature pages thereto as “Grantors” and those additional entities that thereafter become parties thereto by executing a Joinder thereto, and Wells Fargo Bank, National Association, in its capacity as administrative agent for the Lender Group and Bank Product Providers (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on April 30, 2012)

14.1
K•Swiss Inc. Code of Ethics for the Chief Executive Officer, Senior Financial Officers and Board of Directors (incorporated by reference to exhibit 14 to the Registrant’s Form 10-K for the year ended December 31, 2003)

14.2	K•Swiss Inc. Code of Ethics for Directors, Officers and Employees (incorporated by reference to exhibit 14.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	To be filed by amendment during the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K•Swiss Inc.

Date: August 1, 2012	By:	/s/ George Powlick
George Powlick, Vice President Finance, Chief Administrative Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	To be filed by amendment during the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.