Form 10-Q
period 2012-09-30
K SWISS INC
filed 2012-11-01
CIK 862480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

[X]	QuarterlyReport Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended	September 30, 2012

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from	to

Commission File number 0-18490

K•SWISS INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4265988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31248 Oak Crest Drive, Westlake Village, California	91361
(Address of principal executive offices)	(Zip code)

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
Yes [X]  No [  ]

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
Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at October 31, 2012:
Class A	27,567,971
Class B	8,039,524

PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements
K•SWISS INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,851	$28,701
Restricted cash and cash equivalents and restricted investments available for sale (Note 3)	200	22,602
Investments available for sale (Note 4)	0	2,057
Accounts receivable, less allowance for doubtful accounts of $1,771 and $1,678 at September 30, 2012 and December 31, 2011, respectively	39,066	31,449
Inventories, net	65,870	90,380
Prepaid expenses and other current assets	3,671	4,927
Income taxes receivable (Note 9)	0	770
Total current assets	148,658	180,886
PROPERTY, PLANT AND EQUIPMENT, net (Note 10)	18,096	19,593
OTHER ASSETS
Intangible assets (Note 5)	11,500	11,482
Deferred income taxes (Note 9)	2,043	2,914
Other	4,966	4,736
Total other assets	18,509	19,132
Total assets	$185,263	$219,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit (Note 7)	$5,323	$9,716
Current portion of long-term debt (Note 7)	148	250
Current portion of long-term capital leases (Note 7)	82	0
Trade accounts payable	11,606	18,101
Accrued income taxes payable	44	372
Current portion of contingent purchase price (Note 12)	1,909	0
Accrued liabilities	11,762	13,500
Total current liabilities	30,874	41,939
OTHER LIABILITIES
Long-term debt (Note 7)	0	148
Long-term capital leases (Note 7)	139	0
Contingent purchase price (Notes 12 and 13)	0	3,739
Other liabilities	8,549	7,816
Total other liabilities	8,688	11,703
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	0	0
Common Stock:
Class A - authorized 90,000,000 shares of $0.01 par value; 29,984,255 shares issued, 27,562,638 shares outstanding and 2,421,617 shares held in treasury at September 30, 2012 and 29,982,254 shares issued, 27,560,637 shares outstanding and 2,421,617 shares held in treasury at December 31, 2011	300	300
Class B, convertible - authorized 18,000,000 shares of $0.01 par value; 8,039,524 shares issued and outstanding at September 30, 2012 and December 31, 2011	80	80
Additional paid-in capital	71,773	70,975
Treasury Stock	(58,190)	(58,190)
Retained earnings	129,440	149,703
Accumulated other comprehensive earnings:
Foreign currency translation	2,024	2,288
Net unrealized gain on hedge derivatives (Note 6)	274	811
Net unrealized gain on investments available for sale and restricted investments available for sale (Notes 3 and 4)	0	2
Total stockholders’ equity	145,701	165,969
Total liabilities and stockholders’ equity	$185,263	$219,611

The accompanying notes are an integral part of these statements.

K•SWISS INC.
CONSOLIDATED STATEMENTS OF EARNINGS/LOSS
AND COMPREHENSIVE EARNINGS/LOSS
(Dollar amounts and shares in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Revenues (Note 10)	$181,621	$218,194	$67,551	$80,456
Cost of goods sold	117,777	138,413	43,509	51,631
Gross profit	63,844	79,781	24,042	28,825
Selling, general and administrative expenses	82,031	120,620	25,805	42,357
Operating loss (Note 10)	(18,187)	(40,839)	(1,763)	(13,532)
Other income (Note 11)	0	3,000	0	0
Interest (expense)/income, net	(62)	95	(19)	242
Loss before income taxes and discontinued operations	(18,249)	(37,744)	(1,782)	(13,290)
Income tax expense (Note 9)	2,014	1,904	144	342
Loss from continuing operations	(20,263)	(39,648)	(1,926)	(13,632)
Loss from discontinued operations, less applicable income taxes of $0 and $0 for the nine and three months ended September 30, 2011, respectively (Note 13)	0	(5,638)	0	(1,786)
Net Loss	$(20,263)	$(45,286)	$(1,926)	$(15,418)

Loss per common share (Note 2)
Basic:
Loss from continuing operations	$(0.57)	$(1.12)	$(0.05)	$(0.38)
Loss from discontinued operations	(0.00)	(0.16)	(0.00)	(0.05)
Net Loss	$(0.57)	$(1.28)	$(0.05)	$(0.43)
Diluted:
Loss from continuing operations	$(0.57)	$(1.12)	$(0.05)	$(0.38)
Loss from discontinued operations	(0.00)	(0.16)	(0.00)	(0.05)
Net Loss	$(0.57)	$(1.28)	$(0.05)	$(0.43)

Weighted average number of shares outstanding (Note 2)
Basic	35,601	35,480	35,601	35,572
Diluted	35,601	35,480	35,601	35,572

Dividends declared per common share	$0	$0	$0	$0

Net Loss	$(20,263)	$(45,286)	$(1,926)	$(15,418)
Other Comprehensive (Loss)/Earnings, net of tax:
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the nine months ended September 30, 2012 and 2011, respectively, and net of income taxes of $0 and $0 for the three months ended September 30, 2012 and 2011, respectively	(264)	388	803	(2,948)
Change in deferred (loss)/gain on hedge derivatives, net of income taxes of $0 and $0 for the nine months ended September 30, 2012 and 2011, respectively, and net of income taxes of $0 and $0 for the three months ended September 30, 2012 and 2011, respectively	(537)	61	(832)	840
Change in deferred loss on investments available for sale and restricted investments available for sale, net of income tax benefit of $(1) and $(44) for the nine months ended September 30, 2012 and 2011, respectively, and net of income tax benefit of $0 and $(14) for the three months ended September 30, 2012 and 2011, respectively	(2)	(86)	0	(28)
Comprehensive Loss	$(21,066)	$(44,923)	$(1,955)	$(17,554)

The accompanying notes are an integral part of these statements.

K•SWISS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss from continuing operations	$(20,263)	$(39,648)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation/amortization	2,761	2,694
Change in contingent purchase price	(1,830)	198
Net loss on disposal of property, plant and equipment	25	33
Deferred income taxes	851	133
Stock-based compensation	796	1,319
Increase in accounts receivable	(7,616)	(19,175)
Decrease/(Increase) in inventories	25,376	(27,564)
Decrease in income taxes receivable	770	770
Decrease in prepaid expenses and other assets	131	1,933
Decrease in accounts payable and accrued liabilities	(8,047)	(886)
Net cash used in operating activities from continuing operations	(7,046)	(80,193)
Net cash used in discontinued operations	0	(3,797)
Net cash used in operating activities	(7,046)	(83,990)

Cash flows from investing activities:
Change in restricted cash and cash equivalents	13,249	(5,643)
Purchase of investments available for sale and restricted investments available for sale	0	(6,310)
Proceeds from the maturity or sale of available for sale securities and restricted investments available for sale	11,028	70,666
Purchase of intangible assets	(35)	0
Purchase of property, plant and equipment	(1,276)	(2,261)
Proceeds from disposal of property, plant and equipment	4	41
Net cash provided by investing activities	22,970	56,493

Cash flows from financing activities:
Borrowings under bank lines of credit and capital leases	17,863	31,057
Repayments on bank lines of credit, long-term debt and capital leases	(22,264)	(16,528)
Proceeds from stock options exercised	2	1,059
Net cash (used in)/provided by financing activities	(4,399)	15,588

Effect of exchange rate changes on cash	(375)	164

Net increase/(decrease) in cash and cash equivalents	11,150	(11,745)

Cash and cash equivalents at beginning of period	28,701	49,164

Cash and cash equivalents at end of period	$39,851	$37,419

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$135	$181
Income taxes	$715	$572

The accompanying notes are an integral part of these statements.

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.            Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “S.E.C.”).  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of K•Swiss Inc. (the “Company” or “K•Swiss”) as of September 30, 2012 and the results of its operations and its cash flows for the nine and three months ended September 30, 2012 and 2011 have been included for the periods presented.  The results of operations and cash flows for the nine and three months ended September 30, 2012 are not necessarily indicative of the results to be expected for any other interim period or the full year.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements.  These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.             Loss per Share

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted loss per share (“EPS”) computations (shares in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2012		2011		2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,601	$(0.57)	35,480	$(1.28)	35,601	$(0.05)	35,572	$(0.43)
Effect of Dilutive Stock Options	0	0.00	0	0.00	0	0.00	0	0.00
Diluted EPS	35,601	$(0.57)	35,480	$(1.28)	35,601	$(0.05)	35,572	$(0.43)

Because the Company had a net loss for the nine and three months ended September 30, 2012 and 2011, the number of diluted shares is equal to the number of basic shares at September 30, 2012 and 2011. Outstanding stock options would have had an anti-dilutive effect on diluted EPS for the nine and three months ended September 30, 2012 and 2011. Outstanding stock options with either exercise prices or unrecognized compensation cost per share greater than the average market price of a share of the Company’s common stock also have an anti-dilutive effect on diluted EPS and were as follows (shares in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Options to purchase shares of common stock	3,771	1,480	3,771	1,712
Exercise price range
Low	$2.76	$9.77	$2.76	$5.12
High	$34.75	$34.75	$34.75	$34.75
Expiration date range
Earliest	December 2012	May 2012	December 2012	May 2012
Latest	August 2022	August 2021	August 2022	September 2021

3.             Restricted Cash and Cash Equivalents and Restricted Investments Available for Sale

At September 30, 2012, the Company collateralized certain operational bank accounts at Bank of America and at December 31, 2011, the Company collateralized its Bank of America line of credit with the following (in thousands):

	September 30, 2012	December 31, 2011
Restricted cash and cash equivalents	$200	$13,449
Restricted investments available for sale:
U.S. Treasury Notes	0	5,007
Corporate Notes and Bonds	0	4,062
Accrued interest income	0	84
Total restricted investments available for sale	0	9,153
Total restricted cash and cash equivalents and restricted investments available for sale	$200	$22,602

The restricted investments were classified as available for sale and were stated at fair value. The Company capitalized any premiums paid or discounts received and amortized the premiums or accreted the discounts on a straight-line basis over the remaining term of the security. Gross unrealized holding gains and losses were as follows (in thousands):

September 30, 2011
Gross unrealized holding gains	$18
Gross unrealized holding losses	5

The change in comprehensive income was as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Decrease in comprehensive income	$(3)	$(25)	$0	$(12)

The Company received proceeds from the sale of restricted investments available for sale and realized gain on sale as follows (in thousands):

Nine Months Ended September 30, 2012
Proceeds from sale of restricted investments	$2,015
Realized gain on sale of restricted investments	3

There were no sales of restricted investments available for sale during the three months ended September 30, 2012 and during the nine and three months ended September 30, 2011.  Realized gains and losses are recognized using the actual cost of the investment.

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

The Company capitalized any premiums paid or discounts received and amortized the premiums or accreted the discounts on a straight-line basis over the remaining term of the security.  Gross unrealized holding gains and losses were as follows (in thousands):

September 30, 2011
Gross unrealized holding gains	$2
Gross unrealized holding losses	3

The change in comprehensive income was as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Increase/(decrease) in comprehensive income	$1	$(61)	$0	$(16)

The Company received proceeds from the sale of investments available for sale and realized gain on sale as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Proceeds from sale of investments	$1,013	$23,812
Realized gain on sale of investments	0	12

There were no sales of  investments available for sale during the three months ended September 30, 2012 and 2011.  Realized gains and losses are recognized using the actual cost of the investment.  Realized gains and losses are recognized using the actual cost of the investment.

5.             Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Trademarks	$12,587	$12,569
Less accumulated amortization	(1,087)	(1,087)
Total intangible assets	$11,500	$11,482

The change in the carrying amount of intangible assets during the nine and three months ended September 30, 2012 was as follows (in thousands):

	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2012
Beginning Balance	$11,482	$11,433
Trademarks acquired	35	35
Foreign currency translation effects	(17)	32
Ending Balance	$11,500	$11,500

During the nine and three months ended September 30, 2012, the Company purchased a foreign country trademark right which it did not own for the Palladium brand.  The Company performed the annual reassessment and impairment test as of October 1, 2011 of its Palladium intangible assets related to trademarks and determined there was no impairment of its intangible assets.  See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The Company does not believe that a triggering event has occurred through September 30, 2012 to require an updated impairment test.

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

At September 30, 2012, forward foreign exchange contracts with a notional value of $27,802,000 were outstanding to exchange various currencies with maturities ranging from October 2012 to June 2013, to sell the equivalent of approximately $4,002,000 in foreign currencies at contracted rates and to buy approximately $23,800,000 in foreign currencies at contracted rates.  These contracts have been designated as cash flow hedges.  Cash flows from these forward foreign exchange contracts are classified in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows.  At September 30, 2012, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

The fair value of the Company’s derivatives on its Consolidated Balance Sheets were as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30, 2012	December 31, 2011	Balance Sheet	September 30, 2012	December 31, 2011
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$211	$1,321	Accrued liabilities	$525	$306

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the nine months ended September 30, 2012 and 2011 were as follows (in thousands):

Derivatives in	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging	Nine Months Ended September 30,		into Income (Effective	Nine Months Ended September 30,		Excluded from Effectiveness	Nine Months Ended September 30,
Relationships	2012	2011	Portion)	2012	2011	Testing)	2012	2011
Foreign exchange contracts	$(537)	$61	Cost of goods sold	$(150)	$(78)	Selling, general and administrative expenses	$(55)	$(20)

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for the three months ended September 30, 2012 and 2011 were as follows (in thousands):

Derivatives in	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCE	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging	Three Months Ended September 30,		into Income (Effective	Three Months Ended September 30,		Excluded from Effectiveness	Three Months Ended September 30,
Relationships	2012	2011	Portion)	2012	2011	Testing)	2012	2011

Foreign exchange contracts	$(832)	$840	Cost of goods sold	$387	$46	Selling, general and administrative expenses	$(107)	$5

7.             Bank Lines of Credit and Other Debt

The Company’s bank lines of credit, long-term debt, long-term capital leases and outstanding letters of credit were as follows (in thousands):

	September 30, 2012	December 31, 2011
Bank lines of credit	$5,323	$9,716
Long-term debt	148	398
Long-term capital leases	221	0
Total bank lines of credit, long-term debt and long-term capital leases	$5,692	$10,114
Outstanding letters of credit, not included above	$294	$280

Bank Lines of Credit

Outstanding bank lines of credit were as follows (dollars and Euros in thousands):

	September 30, 2012	December 31, 2011
Secured Variable Rate Lines of Credit with Financial Institutions:
Credit Facility of $35,000 at an interest rate of 4.50% at September 30, 2012, due April 23, 2016 (1)	$0	$0
Bank line of credit of $21,000 at an interest rate of 2.69% at December 31, 2011, due July 1, 2013 (2)	0	9,716
Facility of €4,000, or approximately $5,141, at September 30, 2012, at an interest rate of 0.98%, due December 31, 2012 and approximately $5,182, at December 31, 2011, at an interest rate of 2.13%, due December 31, 2012 (3)	5,323	0
Facilities of €1,200, or approximately $1,542, at September 30, 2012, at interest rates ranging from 1.42% to 2.60%, due December 31, 2012 and facilities of €1,000, or approximately $1,296, at December 31, 2011, at interest rates ranging from 2.56% to 3.12%, due December 31, 2011 (3) (4)	0	0
Total bank lines of credit	$5,323	$9,716
Outstanding letters of credit, not included above	$294	$280

(1)
Secured by all assets of K•Swiss Inc., K•Swiss Sales Corp. and K•Swiss Direct Inc.  The amount available to borrow on this line of credit at September 30, 2012 was $19,162.  See further discussion below.

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

Loans made under the Credit Facility bear interest at:

(1)	the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the LIBOR Rate plus 1%, and (iii) Wells Fargo’s prime rate (the “Base Rate”); or
(2)
the rate per annum appearing on Bloomberg L.P.’s Page BBAM1/Official BBA USD Dollar Libor Fixings two Business Days prior to the commencement of the requested Interest Period, for a term and in an amount comparable to the interest period and the amount requested (the “LIBOR Rate”); or

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

The financial covenants contained in the Credit Facility are as follows (in each case, with respect to the Company and its subsidiaries on a consolidated basis):

•	The Company must achieve Minimum EBITDA specified in the Credit Facility for each month through November 30, 2013.
•	The Company must maintain a Fixed Charge Coverage Ratio for each twelve month fiscal period, commencing for the fiscal period ending on December 31, 2013, of not less than 1.0:1.0.
•	The Company must limit Capital Expenditures for each fiscal year to $2,400,000, except with the Lender’s consent.

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

At September 30, 2012, the Company was in compliance with its covenants under the Credit Facility.

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

Long-term Debt

Long-term debt outstanding were as follows (dollars and Euros in thousands):

	September 30, 2012	December 31, 2011
Secured Fixed Rate Term Loans with Financial Institutions of €800, or approximately $1,028, at September 30, 2012, at an interest rate of 5.42%, due February 2013 and €1,320, or approximately $1,710, at December 31, 2011, with interest rates ranging from 5.42% to 5.84%, due between February 2012 and February 2013 (1)	$147	$394
Accrued interest	1	4
Total long-term debt	$148	$398
Current portion of long-term debt	$148	$250
Long-term debt	$0	$148

(1)	These are secured by Palladium’s assets including accounts receivable and/or intellectual property rights (i.e. trademarks), as well as Palladium common stock.

Long-term Capital Leases

Long-term capital leases outstanding were as follows (dollars in thousands):

September 30, 2012
Capital leases for information systems, with interest rates ranging from 2.01% to 5.05%, due between June 2014 and December 2016	$221
Current portion of long-term capital leases	$82
Long-term capital leases	$139
Leased property – Information systems, net	$273

Interest expense

Interest expense incurred on the Company’s bank loans, lines of credit and capital leases and amortization of loan origination costs on the Wells Fargo credit facility were as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Interest expense	$200	$177	$60	$106

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2012 (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward exchange contracts – assets	$211	$0	$211	$0
Forward exchange contracts – liabilities	525	0	525	0
Contingent purchase price (“CPP”) – Palladium	1,909	0	0	1,909

The Company’s counterparty (“Counterparty”) to a majority of its forward exchange contracts is a major financial institution. These forward exchange contracts are measured at fair value by the Counterparty based on a variety of pricing factors, which include the market price of the derivative instrument available in the dealer-market.

The Palladium CPP will be equal to the net present value of €1,500,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012.  The €500,000 CPP will be determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year.  See Note 12 for further discussion.

During the nine and three months ended September 30, 2012 there were no transfers between Level 1, Level 2 and Level 3 measurements.  In addition, there were no changes in the valuation technique of assets and liabilities measured on a recurring basis during the nine and three months ended September 30, 2012.

9.            Income Taxes

Income tax expense was as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Income tax expense	$2,014	$1,904	$144	$342

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

At September 30, 2012, the Company's valuation allowance was $49,064,000.  At September 30, 2012, the Company had a net deferred tax asset after valuation allowance of $2,043,000 which consisted of U.S. foreign tax credits of $35,000 for the eventual carryback of foreign tax credits to the 2006 tax year as the Company believes it is more-likely-than-not that it will be utilized and foreign net operating losses of $2,008,000 which is related to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period and therefore the Company believes it is more-likely-than-not that the loss carryforward will be utilized.  The ultimate realization of this loss carryforward is dependent upon the generation of future taxable income in France during the periods in which those temporary differences become deductible.  This assessment could change in future periods if the Company does not achieve taxable income in France or projections of future taxable income decline.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The accounting for deferred taxes is based upon an estimate of future operating results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.  If an increase in the valuation allowance in future periods is required, this would result in an increase in the Company’s income tax expense and could materially impact the effective income tax rate in the period recorded.

At September 30, 2012, uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $7,707,000 and $1,431,000, respectively, all of which would affect the income tax rate if reversed.  Income tax expense related to uncertain tax positions was as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Income tax expense related to uncertain tax positions	$595	$640	$168	$210
Interest expense related to uncertain tax positions	159	185	54	63
Total income tax expense related to uncertain tax positions	$754	$825	$222	$273

The federal income tax returns for 2006 through 2009 and certain state returns for 2007 and 2008 are currently under various stages of audit by the applicable taxing authorities.  The Company received a Notice of Proposed Adjustment from the Internal Revenue Service (“IRS”) for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties).  Interest will be assessed, and at this time it is estimated at approximately $1,812,000.  This issue, which relates to intercompany transfer pricing, has been sent to the IRS Appeal’s office for further consideration.  The Company does not believe that an additional tax accrual is required at this time.

In January 2012, the Company received a Notice of Proposed Adjustment for the 2008 tax year, also regarding intercompany transfer pricing.  The 2008 proposed adjustment is $251,000.  Interest will be assessed, and at this time it is estimated at approximately $37,000.  This issue has been sent to the IRS Appeal’s office for further consideration.  This will not create any additional financial statement impact due to the available U.S. tax losses that may be carried back from the 2010 tax year to the 2008 tax year.

Also in January 2012, the Company received a Notice of Proposed Adjustment for the 2009 tax year of $496,000 related to the gain on sale of certain Royal Elastics assets.  Interest will not be assessed as the adjustment will reduce the Company’s net operating loss for 2009.  The Company has agreed to this adjustment. The IRS did not propose an adjustment to the Company's 2009 intercompany transfer pricing even though the Company's intercompany transfer pricing methodology has been the same during the 2006 to 2009 period.

The Company does not agree with the 2006 through 2008 adjustments and plans to vigorously defend its position.  The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  The Company’s material tax jurisdiction is the United States.

10.           Segment Information

The Company’s predominant business is the design, development and distribution of athletic footwear.  The Company has identified its footwear products business to be its only segment as substantially all of the Company’s revenues are from sales of footwear products.  The Company is organized into three geographic regions:  the United States, Europe, Middle East and Africa (“EMEA”) and Other International.  The Company’s Other International geographic region includes the Company’s operations in Asia.  Certain reclassifications have been made to the 2011 presentation to conform to the 2012 presentation.  The following tables summarize information by geographic region of the Company’s footwear segment (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Revenues from unrelated entities (1):
United States	$61,861	$96,360	$22,301	$32,676
EMEA	73,524	74,772	28,660	32,048
Other International	46,236	47,062	16,590	15,732
Total revenues from unrelated entities	$181,621	$218,194	$67,551	$80,456

Inter-geographic revenues:
United States	$4,783	$4,210	$1,226	$1,646
EMEA	47	1,441	21	(5)
Other International	124	165	58	29
Total inter-geographic revenues	$4,954	$5,816	$1,305	$1,670

Total revenues:
United States	$66,644	$100,570	$23,527	$34,322
EMEA	73,571	76,213	28,681	32,043
Other International	46,360	47,227	16,648	15,761
Less inter-geographic revenues	(4,954)	(5,816)	(1,305)	(1,670)
Total revenues	$181,621	$218,194	$67,551	$80,456

Operating (loss)/profit:
United States	$(15,755)	$(29,074)	$(3,223)	$(12,841)
EMEA	1,288	(9,534)	2,509	(677)
Other International	3,839	7,076	1,601	1,754
Less corporate expenses (2)	(8,695)	(10,782)	(2,924)	(3,114)
Eliminations	1,136	1,475	274	1,346
Total operating loss	$(18,187)	$(40,839)	$(1,763)	$(13,532)

	September 30, 2012	December 31, 2011
Long-lived assets (3):
United States	$15,147	$16,719
EMEA	1,604	1,519
Other International	1,345	1,355
Total long-lived assets	$18,096	$19,593

(1)	Revenue is attributable to geographic regions based on the location of the Company’s subsidiaries.
(2)
Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company and are not segment/region specific.  Corporate expenses for the nine and three months ended September 30, 2012 decreased as a result of decreases in compensation and data processing expenses and, in addition, for the nine months ended September 30, 2012, a decrease in legal expenses.  The decrease in compensation expenses, which includes bonus/incentive related expenses and employee recruiting and relocation expenses, resulted from a reduction in salary related expenses, stock option compensation expenses and interest expense related to the Company’s deferred compensation plan which was terminated in October 2011.  The decrease in data processing expenses was a result of decreases in on-going maintenance expenses.  The decrease in legal expenses was a result of decreases in expenses incurred to defend the Company’s trademarks.

(3)	Long-lived assets consist of property, plant and equipment, net.

During the nine and three months ended September 30, 2012 and 2011, there were no customers that accounted for more than 10% of revenues.  At September 30, 2012, approximately 9% of accounts receivable was from one customer.  At December 31, 2011, approximately 10% of accounts receivable was from one customer.

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

12.          Palladium Contingent Purchase Price

The change in the CPP for the nine and three months ended September 30, 2012 and 2011 was as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$3,739	$3,689	$3,702	$4,148
Payment	(1,776)	0	(1,776)	0
Change in net present value of the CPP	(54)	197	(17)	(262)
Ending balance	$1,909	$3,886	$1,909	$3,886

On July 9, 2012, the Company entered into Amendment No. 3 to the Share Purchase and Shareholders’ Rights Agreement which required an upfront payment and revised the terms of the remaining future purchase price for Palladium payable in 2013 to be equal to €1,500,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012.  As a result, on July 12, 2012, the Company made a payment of €1,443,000, or $1,776,000.

13.          Form Athletics

During the second quarter of 2011, after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Form Athletics goodwill and trademark was impaired and recognized impairment losses of $3,689,000 and reversed the Form CPP liability of $2,110,000, which is included in the loss from discontinued operations as interest income.  The change in the Form CPP for the nine months ended September 30, 2011 is as follows (in thousands):

Nine Months Ended September 30,
2011
Beginning balance	$2,110
Change in net present value of the Form CPP	(2,110)
Ending balance	$0

The operations for Form Athletics for the nine and three months ended September 30, 2011 were as follows (in thousands):

	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2011
Revenues	$555	$131
Cost of goods sold	905	558
Gross loss	(350)	(427)
Selling, general and administrative expenses	3,709	1,359
Impairment on intangibles and goodwill	3,689	0
Operating loss	(7,748)	(1,786)
Interest income, net	2,110	0
Net loss from discontinued operations	$(5,638)	$(1,786)

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

Overview

Our total revenues decreased 16.8% and 16.0% for the nine and three months ended September 30, 2012, respectively, from the nine and three months ended September 30, 2011, respectively.  Our overall gross profit margin, as a percentage of revenues, decreased to 35.2% and 35.6% for the nine and three months ended September 30, 2012, respectively, compared to 36.6% and 35.8% for the nine and three months ended September 30, 2011, respectively, as a result of an increase in the level of closeout product as a percentage of revenues and a decrease in royalty income as a result of a lower level of sales by one of our significant licensees in 2012.  Our selling, general and administrative expenses decreased to $82,031,000 and $25,805,000 for the nine and three months ended September 30, 2012, respectively, from $120,620,000 and $42,357,000 for the nine and three months ended September 30, 2011, respectively.  The decrease for the nine and three months ended September 30, 2012 was a result of decreases in advertising, compensation and other warehousing expenses.  Other income for the nine months ended September 30, 2011 consists of the recognition of $3,000,000 resulting from the settlement and termination of one of our agreements with an international distributor.  At September 30, 2012, our total futures orders with start ship dates from October 2012 through March 2013 were $70,003,000, a decrease of 8.6% from September 30, 2011.  Of this amount, domestic futures orders were $21,556,000, a decrease of 18.6%, and international futures orders were $48,447,000, a decrease of 3.3%.  We incurred a net loss for the nine months ended September 30, 2012 of $20,263,000, or $0.57 per diluted share, compared to a net loss of $45,286,000, or $1.28 per diluted share for the nine months ended September 30, 2011.  We incurred a net loss for the three months ended September 30, 2012 of $1,926,000, or $0.05 per diluted share, compared to a net loss of $15,418,000, or $0.43 per diluted share for the three months ended September 30, 2011.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.8	63.4	64.4	64.2
Gross profit	35.2	36.6	35.6	35.8
Selling, general and administrative expenses	45.2	55.3	38.2	52.7
Other income	0.0	1.4	0.0	0.0
Interest (expense)/income, net	(0.0)	0.0	(0.0)	0.3
Loss before income taxes and discontinued operations	(10.0)	(17.3)	(2.6)	(16.6)
Income tax expense	1.1	0.9	0.2	0.4
Loss from discontinued operations, net of income taxes	0.0	(2.6)	0.0	(2.2)
Net loss	(11.1)%	(20.8)%	(2.8)%	(19.2)%

Revenues

Total revenues decreased 16.8% to $181,621,000 for the nine months ended September 30, 2012 from $218,194,000 for the nine months ended September 30, 2011 and total revenues decreased 16.0% to $67,551,000 for the three months ended September 30, 2012 from $80,456,000 for the three months ended September 30, 2011.  The breakdown of revenues (dollar amounts in thousands) is as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Domestic
K•Swiss brand	$55,551	$92,824	(40.2)%	$19,028	$31,134	(38.9)%
Palladium brand	6,310	3,536	78.5	3,273	1,542	112.3
Total domestic	$61,861	$96,360	(35.8)%	$22,301	$32,676	(31.8)%

International
K•Swiss brand	$84,470	$89,148	(5.2)%	$28,042	$30,000	(6.5)%
Palladium brand	35,290	32,686	8.0	17,208	17,780	(3.2)
Total international	$119,760	$121,834	(1.7)%	$45,250	$47,780	(5.3)%

Total revenues	$181,621	$218,194	(16.8%)	$67,551	$80,456	(16.0)%

K•Swiss brand revenues decreased to $140,021,000 and $47,070,000 for the nine and three months ended September 30, 2012, respectively, from $181,972,000 and $61,134,000 for the nine and three months ended September 30, 2011, respectively, a decrease of $41,951,000, or 23.1%, and $14,064,000, or 23.0%, respectively.  The decrease in K•Swiss brand domestic and international sales of 38.9% and 6.5%, respectively, for the three months ended September 30, 2012, is directionally consistent with the trends in futures orders at June 30, 2012.  The decrease in sales for the nine and three months ended September 30, 2012 was the result of a decrease in the volume of footwear sold and a decrease in average wholesale prices per pair.  The volume of footwear sold decreased to 4,351,000 and 1,511,000 pair for the nine and three months ended September 30, 2012, respectively, from 5,590,000 and 1,924,000 pair for the nine and three months ended September 30, 2011, respectively.  The decrease in the volume of footwear sold for the three months ended September 30, 2012 was primarily the result of decreased sales of the performance category of 43.9%.  The average wholesale price per pair decreased to $28.58 and $27.91 for the nine and three months ended September 30, 2012, respectively, from $28.90 and $28.67 for the nine and three months ended September 30, 2011, respectively, a decrease of 1.1% and 2.7%, respectively.  The decrease in the average wholesale price per pair for the nine and three months ended September 30, 2012 compared to the nine and three months ended September 30, 2011 is attributable primarily to decreases in the average wholesale prices per pair in the performance category and product mix of sales, slightly offset by increases in the average wholesale prices per pair in the lifestyle category and, for the nine months ended September 30, 2012, a higher level of sales of closeout product.

Palladium brand revenues increased to $41,600,000 and $20,481,000 for the nine and three months ended September 30, 2012, respectively, from $36,222,000 and $19,322,000 for the nine and three months ended September 30, 2011, respectively, an increase of $5,378,000, or 14.8%, and $1,159,000, or 6.0%, respectively.  The increase in Palladium sales for the nine and three months ended September 30, 2012 was primarily due to the increase in worldwide sales in regions other than France as a result of continued marketing and selling efforts of Palladium product in these regions beginning in the second half of 2009.  The volume of footwear sold increased to 1,015,000 and 438,000 pair for the nine and three months ended September 30, 2012, respectively, from 811,000 and 338,000 pair for the nine and three months ended September 30, 2011, respectively, due primarily to an increase in sales in regions other than France, as discussed above, offset by a decrease in sales in France.  The average underlying wholesale price per pair was $40.69 and $46.44 for the nine and three months ended September 30, 2012, respectively, compared to $44.30 and $56.81 for the nine and three months ended September 30, 2011, respectively, a decrease of 8.1% and 18.3%, respectively, attributable primarily to product mix of sales, the geographic mix of sales, and an increase in level of sales of closeout product as a percentage of sales, offset by a higher level of retail and website sales, which yield higher selling prices.

Gross Profit Margin

Gross profit margin, as a percentage of revenues, decreased to 35.2% and 35.6% for the nine and three months ended September 30, 2012, respectively, from 36.6% and 35.8% for the nine and three months ended September 30, 2011, respectively.  K•Swiss brand gross profit margin, as a percentage of revenues, was 29.7% and 31.9% for the nine months ended September 30, 2012 and 2011 respectively.  This decrease in gross profit margin was a result of an increase in the level of sales of closeout product as a percentage of revenues, offset by a higher level of international sales as a percentage of revenues which generally yield a higher selling price and decreases in inventory reserves, provision for unused molds and reserves against guaranteed minimum royalties.  K•Swiss brand gross profit margin, as a percentage of revenues, was 30.2% and 29.4% for the three months ended September 30, 2012 and 2011 respectively.  This increase in gross profit margin was a result of a higher level of international sales as a percentage of revenues which generally yield a higher selling price, a decrease in the level of closeout product as a percentage of revenues and decreases in inventory reserves and provision for unused molds.  Palladium brand gross profit margin, as a percentage of revenues, was 42.5% and 41.3% for the nine and three months ended September 30, 2012, respectively, and 42.6% and 42.4% for the nine and three months ended September 30, 2011, respectively.  The decrease in gross profit margin for the nine and three months ended September 30, 2012 compared to the nine and three months ended September 30, 2011 is mainly due to a decrease in the level of international sales as a percentage of revenues which generally yield a higher selling price and an increase in the level of sales of closeout product as a percentage of revenues.  In addition, contributing to the decline in overall gross profit margin for the nine and three months ended September 30, 2012 was a decrease in royalty income as a result of lower level of sales by one of our significant licensees in 2012.

Our gross profit margin may not be comparable to our competitors as we recognize warehousing costs within selling, general and administrative expenses.  These warehousing costs were $10,646,000 and $3,566,000 for the nine and three months ended September 30, 2012, respectively, compared to $12,941,000 and $4,517,000 for the nine and three months ended September 30, 2011, respectively.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses decreased to $82,031,000 (45.2% of revenues) and $25,805,000 (38.2% of revenues) for the nine and three months ended September 30, 2012, respectively, from $120,620,000 (55.3% of revenues) and $42,357,000 (52.7% of revenues) for the nine and three months ended September 30, 2011, respectively.  The decrease for the nine and three months ended September 30, 2012 was a result of decreases in advertising, compensation and other warehousing expenses.  Advertising expenses decreased 55.3% and 66.5% for the nine and three months ended September 30, 2012, respectively, due to an effort to reduce advertising spending to industry averages of approximately 10% of revenues.  Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, decreased 21.1% and 24.3% for the nine and three months ended September 30, 2012, respectively, as a result of a 20% reduction in salary related expenses from the prior year in the US and Europe, a decrease in stock option compensation expenses and a decrease in interest expense related to the Company’s deferred compensation plan which was terminated in October 2011.  Other warehousing expenses, which do not include compensation expenses, decreased 15.5% and 17.8% for the nine and three months ended September 30, 2012, respectively, mainly as a result of the decrease in revenues.  Corporate expenses of $8,695,000 and $2,924,000 for the nine and three months ended September 30, 2012, respectively, and $10,782,000 and $3,114,000 for the nine and three months ended September 30, 2011, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company.  Corporate expenses for the nine and three months ended September 30, 2012 decreased as a result of decreases in compensation and data processing expenses, and for the nine months ended September 30, 2012, a decrease in legal expenses.  The decrease in compensation expenses was due to the reasons discussed above.  The decrease in data processing expenses was a result of decreases in on-going maintenance expenses.  The decrease in legal expenses was a result of decreases in expenses incurred to defend the Company’s trademarks.

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

Net interest expense was $62,000 (0.0% of revenues) and $19,000 (0.0% of revenues) for the nine and three months ended September 30, 2012, respectively, compared to net interest income of $95,000 (0.0% of revenues) and $242,000 (0.3% of revenues) for the nine and three months ended September 30, 2011, respectively.  The change in net interest expense for the nine months ended September 30, 2012 was due to a decrease in interest income earned on cash, restricted cash, restricted investments available for sale and investments available for sale as a result of lower average balances and interest rates and an increase in amortization of loan origination fees, offset by the change in fair value of the Palladium CPP and a decrease in interest expense on debt.  The change in net interest expense for the three months ended September 30, 2012 was due to the change in fair value of the Palladium CPP and a decrease in interest income earned on cash, restricted cash, restricted investments available for sale and investments available for sale as a result of lower average balances and interest rates and an increase in amortization of loan origination fees, offset by and a decrease in interest expense on debt.

Income tax expense was $2,014,000 and $144,000 for the nine and three months ended September 30, 2012, respectively, and was $1,904,000 and $342,000 for the nine and three months ended September 30, 2011, respectively.  We evaluate our deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required.  We assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable.

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

At September 30, 2012, our valuation allowance was $49,064,000.  At September 30, 2012, we had a net deferred tax asset after valuation allowance of $2,043,000 which consisted of U.S. foreign tax credits of $35,000 for the eventual carryback of foreign tax credits to the 2006 tax year as the Company believes it is more-likely-than-not that it will be utilized and foreign net operating losses of $2,008,000 which is related to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period and therefore the Company believes it is more-likely-than-not that the loss carryforward will be utilized.  The ultimate realization of this loss carryforward is dependent upon the generation of future taxable income in France during the periods in which those temporary differences become deductible.  This assessment could change in future periods if we do not achieve taxable income in France or projections of future taxable income decline.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The accounting for deferred taxes is based upon an estimate of future operating results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.  If an increase in the valuation allowance in future periods is required, this would result in an increase in our income tax expense and could materially impact the effective income tax rate in the period recorded.

At September 30, 2012, uncertain tax positions and the related interest, which are included in other liabilities on the Consolidated Balance Sheet, were $7,707,000 and $1,431,000, respectively, all of which would affect the income tax rate if reversed.  Income tax expense related to uncertain tax positions was as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Income tax expense related to uncertain tax positions	$595	$640	$168	$210
Interest expense related to uncertain tax positions	159	185	54	63
Total income tax expense related to uncertain tax positions	$754	$825	$222	$273

The federal income tax returns for 2006 through 2009 and certain state returns for 2007 and 2008 are currently under various stages of audit by the applicable taxing authorities.  We received a Notice of Proposed Adjustment from the Internal Revenue Service (“IRS”) for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties).  Interest will be assessed, and at this time it is estimated at approximately $1,812,000.  This issue, which relates to intercompany transfer pricing, has been sent to the IRS Appeal’s office for further consideration.  We do not believe that an additional tax accrual is required at this time.

In January 2012, we received a Notice of Proposed Adjustment for the 2008 tax year, also regarding intercompany transfer pricing.  The 2008 proposed adjustment is $251,000.  Interest will be assessed, and at this time it is estimated at approximately $37,000.  This issue has been sent to the IRS Appeal’s office for further consideration.  This will not create any additional financial statement impact due to the available U.S. tax losses that may be carried back from the 2010 tax year to the 2008 tax year.

Also in January 2012, we received a Notice of Proposed Adjustment for the 2009 tax year of $496,000 related to the gain on sale of certain Royal Elastics assets.  Interest will not be assessed as the adjustment will reduce our net operating loss for 2009.  We have agreed to this adjustment. The IRS did not propose an adjustment to our 2009 intercompany transfer pricing even though our intercompany transfer methodology has been the same during the 2006 to 2009 period.

We do not agree with the 2006 through 2008 adjustments and plan to vigorously defend our position.  The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  Our material tax jurisdiction is the United States.

The net loss for the nine months ended September 30, 2012 was $20,263,000, or $0.57 per diluted share, compared to a net loss of $45,286,000, or $1.28 per diluted share for the nine months ended September 30, 2011.  The net loss for the three months ended September 30, 2012 was $1,926,000, or $0.05 per diluted share, compared to a net loss of $15,418,000, or $0.43 per diluted share for the three months ended September 30, 2011.

Futures Orders

At September 30, 2012 and 2011, total futures orders with start ship dates from October 2012 and 2011 through March 2013 and 2012 were approximately $70,003,000 and $76,598,000, respectively, a decrease of 8.6%.  The 8.6% decrease in total futures orders is comprised of a 16.5% decrease in the fourth quarter 2012 futures orders and a 4.2% decrease in the first quarter 2013 futures orders.  At September 30, 2012 and 2011, domestic futures orders with start ship dates from October 2012 and 2011 through March 2013 and 2012 were approximately $21,556,000 and $26,494,000, respectively, a decrease of 18.6%.  At September 30, 2012 and 2011, international futures orders with start ship dates from October 2012 and 2011 through March 2013 and 2012 were approximately $48,447,000 and $50,104,000, respectively, a decrease of 3.3%.  The mix of “futures” and “at-once” orders can vary significantly from quarter to quarter and year to year and therefore “futures” are not necessarily indicative of revenues for subsequent periods.  Orders generally may be canceled by customers without financial penalty.

Liquidity and Capital Resources

We experienced net cash used in operating activities from continuing operations of $7,046,000 and $80,193,000 during the nine months ended September 30, 2012 and 2011, respectively.  The change in net cash used in operating activities for the nine months ended September 30, 2012 was due to the differences in the amounts of changes in inventories and accounts receivables and the decrease in net loss, offset by the differences in the amounts of changes in accounts payable and accrued liabilities, CPP and prepaid expenses and other current assets.  The change in inventory was due to the timing of sales to customers and purchases from suppliers and starting in 2012, a focus on improving our inventory management.  The change in accounts receivable was due to the timing of sales to customers and receipts from customers.  The change in accounts payable and accrued liabilities was due to the timing of payments to suppliers.  The change in prepaid expenses and other current assets were due to changes in forward contracts, premiums or discounts on investments available for sale and restricted investments available for sale, prepaid payments to vendors, prepaid insurance and loan origination fees.  The change in CPP is primarily due to the payment of $1,776,000 in July 2012 as a result of Amendment No. 3 to the Share Purchase and Shareholders’ Rights agreement which revised the terms of the remaining future purchase price for Palladium.  For additional details, see Note 12 to our Consolidated Financial Statements.

We had net cash inflows from our investing activities of $22,970,000 and $56,493,000 for the nine months ended September 30, 2012 and 2011, respectively.  The change in cash inflows from investment activities was mainly due to the changes in proceeds from the maturity or sale of investments and restricted investments available for sale, offset by the change in restricted cash and cash equivalents and the change in purchase of investments and restricted investments available for sale.  The changes in restricted cash and cash equivalents, restricted investments available for sale and investments available for sale are due to the Company’s strategy to shift to higher yielding liquid investments or liquidation of investments into cash for operating activities.  For the nine months ended September 30, 2012, the restrictions on a significant amount of cash were released as a result of entering into a new loan facility in April 2012.

We had net cash outflows from our financing activities of $4,399,000 for the nine months ended September 30, 2012 compared to net cash inflows from our financing activities of $15,588,000 for the nine months ended September 30, 2011.  The change in cash flows from financing activities for the nine months ended September 30, 2012 compared to the same period of the prior year was due to a decrease in borrowings on our lines of credit and capital leases and an increase in net repayments on our lines of credit, long-term debt and capital leases.  For the nine months ended September 30, 2012, as a result of entering into a new loan facility in April 2012, we paid off our previous line of credit.

In November 2009, the Board of Directors approved a stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock.  As of September 30, 2012, $70,000,000 is remaining in this program.  We adopted the $70,000,000 program because we believed that depending upon the then-array of alternatives, repurchasing our shares could be a good use of excess cash.  We have made purchases under all stock repurchase programs from August 1996 through October 31, 2012 (the day prior to the filing of this Form 10-Q) of 25.5 million shares at an aggregate cost totaling approximately $166,759,000, at an average price of $6.55 per share.  See Part II – Other Information, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our bank lines of credit, long-term debt, long-term capital leases and outstanding letters of credit were as follows (dollars and Euros in thousands):

	September 30, 2012	December 31, 2011
Bank Lines of Credit – Secured Variable Rate Lines of Credit with Financial Institutions:
Credit Facility of $35,000 at an interest rate of 4.50% at September 30, 2012, due April 23, 2016 (1)	$0	$0
Bank line of credit of $21,000 at an interest rate of 2.69% at December 31, 2011, due July 1, 2013 (2)	0	9,716
Facility of €4,000, or approximately $5,141, at September 30, 2012, at an interest rate of 0.98%, due December 31, 2012 and approximately $5,182, at December 31, 2011, at an interest rate of 2.13%, due December 31, 2012 (3)	5,323	0
Facilities of €1,200, or approximately $1,542, at September 30, 2012, at interest rates ranging from 1.42% to 2.60%, due December 31, 2012 and facilities of €1,000, or approximately $1,296, at December 31, 2011, at interest rates ranging from 2.56% to 3.12%, due December 31, 2011 (3) (4)	0	0
Total bank lines of credit	5,323	9,716
Secured Fixed Rate Term Loans with Financial Institutions of €800, or approximately $1,028, at September 30, 2012, at an interest rate of 5.42%, due February 2013 and €1,320, or approximately $1,710, at December 31, 2011, with interest rates ranging from 5.42% to 5.84%, due between February 2012 and February 2013 (3)	147	394
Accrued interest	1	4
Total long-term debt	148	398
Capital leases for information systems, with interest rates ranging from 2.01% to 5.05%, due between June 2014 and December 2016	221	0
Total bank lines of credit, long-term debt and long-term capital leases	$5,692	$10,114
Outstanding letters of credit, not included above	$294	$280

(1)
Secured by all assets of K•Swiss Inc., K•Swiss Sales Corp. and K•Swiss Direct Inc.  The amount available to borrow on this line of credit at September 30, 2012 was $19,162.  See further discussion below.

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

Loans made under the Credit Facility bear interest at:

(1)	the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the LIBOR Rate plus 1%, and (iii) Wells Fargo’s prime rate (the “Base Rate”); or
(2)
the rate per annum appearing on Bloomberg L.P.’s Page BBAM1/Official BBA USD Dollar Libor Fixings two Business Days prior to the commencement of the requested Interest Period, for a term and in an amount comparable to the interest period and the amount requested (the “LIBOR Rate”); or

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

The financial covenants contained in the Credit Facility are as follows (in each case, with respect to the Company and its subsidiaries on a consolidated basis):

•	We must achieve Minimum EBITDA specified in the Credit Facility for each month through November 30, 2013.
•	We must maintain a Fixed Charge Coverage Ratio for each twelve month fiscal period, commencing for the fiscal period ending on December 31, 2013, of not less than 1.0:1.0.
•	We must limit Capital Expenditures for each fiscal year to $2,400,000, except with the Lender’s consent.

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

At September 30, 2012, the Company was in compliance with its covenants under the Credit Facility.

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

We anticipate future cash needs for repayments required pursuant to borrowings under our lines of credit facilities and term loans.  In addition, additional funds will be required by our operations if operating results continue to be weak.  No other material capital commitments exist at September 30, 2012.  With our new asset-based line of credit, we believe our present sources of capital are sufficient to sustain our anticipated capital needs for the next twelve months.  However, the negative cash flow we have sustained has reduced our working capital and continued negative cash flow would materially and negatively affect our ability to fund our operations.  While we have taken and continue to take actions intended to improve our results including implementing a major cost reduction program in which we reduced compensation costs, advertising and promotion costs and inventories, the availability of necessary working capital is subject to many factors beyond our control.  Such factors include, among others, our ability to increase revenues and to reduce our losses from operations, economic conditions, market acceptance of our products, the intensity of competition in our markets and the level of demand for our products.  Our present 2012 forecasted operating loss is estimated at approximately $30,000,000.  There is no assurance that this forecast can be achieved although we have already made significant decreases to operating expenses, as mentioned above, compared to last year and in line with our 2012 forecast.

Our working capital decreased $21,163,000 to $117,784,000 at September 30, 2012 from $138,947,000 at December 31, 2011.  Working capital decreased during the nine months ended September 30, 2012 mainly due to decreases in inventory, restricted cash and cash equivalents and restricted investments available for sale,  investments available for sale and prepaid expenses and other assets and increases in CPP, offset by increases in cash and cash equivalents and accounts receivable and decreases in trade accounts payable, bank lines of credit, and accrued liabilities.

Contractual Obligations

There have been no material changes to our contractual obligations in the nine months ended September 30, 2012, except for a reduction in bank debt as a result of the repayment of our outstanding indebtedness under our Bank of America line of credit.  No amounts were outstanding under our Credit Facility as of September 30, 2012.  For additional details regarding the changes to our debt, see Note 7 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the nine and three months ended September 30, 2012 or 2011, nor did we have any off-balance sheet arrangements outstanding at September 30, 2012 or 2011.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2012, there have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2012 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have incurred substantial net losses in each of the last three fiscal years. As reflected in our financial statements, we have experienced net losses of $70,471,000, $68,212,000 and $27,962,000 for the years ended December 31, 2011, 2010 and 2009, respectively. As a result the total amount of our cash and cash equivalents, restricted cash and cash equivalents and restricted investments available for sale, and investments available for sale declined from $207,423,000 at December 31, 2008 to $53,360,000 at December 31, 2011.  The negative cash flow we have sustained has reduced our working capital and continued negative cash flow would materially and negatively affect our ability to fund our operations. While we have taken and continue to take actions intended to improve our results, including implementing a major cost reduction program in which we reduced compensation costs, advertising and promotion costs and inventories, the availability of necessary working capital is subject to many factors beyond our control. Such factors include, among others, our ability to obtain additional financing, our ability to increase revenues and to reduce our losses from operations, economic conditions, market acceptance of our products, the intensity of competition in our markets and the level of demand for our products. In an effort to increase the amount of credit available to us, in April 2012, we replaced our credit facility with a $35,000,000 asset-based facility.  If we are unable to reduce our operating losses and significantly reduce our inventories, our liquidity would be impaired.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2012, the Company did not repurchase any shares of K•Swiss Class A Common Stock.  $70,000,000 remains available for repurchase under the Company’s repurchase program.

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

10.4
K•Swiss Inc. Employee Stock Option Agreement (Officers) Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.5
K•Swiss Inc. Non-Employee Director Stock Option Agreement Pursuant to the 2009 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2009)

10.6	K•Swiss Inc. Profit Sharing Plan, as amended (incorporated by reference to exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.7	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 1993)

10.8	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 26, 1994 (incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 1994)

10.9	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2000 (incorporated by reference to exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.10	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 23, 2002 (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.11	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 10, 2003 (incorporated by reference to exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.12	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated October 9, 2003 (incorporated by reference to exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

10.13	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated May 23, 2005 (incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.14	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated June 1, 2005 (incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.15	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated January 1, 2007 (incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007)

10.16	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated December 31, 2007 (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2007)

10.17	Amendment to K•Swiss Inc. 401(k) and Profit Sharing Plan dated August 1, 2009 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.18	Form of Indemnity Agreement entered into by and between K•Swiss Inc. and directors (incorporated by reference to exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-34369)

10.19
Employment Agreement between the Registrant and Steven B. Nichols dated as of December 22, 2010 (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on December 23, 2010)

10.20
Lease Agreement dated March 11, 1997 by and between K•Swiss Inc. and Space Center Mira Loma, Inc. (incorporated by reference to exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997)

10.21
Amendment No. 2 to Lease Agreement entered into on March 11, 1997 between K•Swiss Inc. and Space Center Mira Loma, Inc. dated July 1, 2008 (incorporated by reference to exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.22	Loan Agreement dated June 30, 2010, between K•Swiss Inc. and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on July 2, 2010)

10.23
First Amendment to Loan Agreement dated April 18, 2011 between K•Swiss Inc., K•Swiss Sales Corp. and Bank of America, N.A. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 21, 2011)

10.24
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

10.26
Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.27
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

10.29
Amendment No. 2 to Share Purchase and Shareholders’ Rights Agreement, dated May 1, 2010 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010)

10.30
Amendment No. 3 to Share Purchase and Shareholders’ Rights Agreement, dated July 9, 2012 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on July 12, 2012)

10.31
Credit Agreement dated April 25, 2012 between K•Swiss Inc., K•Swiss Sales Corp. and K•Swiss Direct Inc. and Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 30, 2012)

10.32
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

K•Swiss Inc.

Date: October 31, 2012	By:	/s/ George Powlick
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