Form 10-K
period 2012-12-31
K SWISS INC
filed 2013-02-27
CIK 862480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
[X] Yes [ ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [X] No

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
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		[ ] Yes [X] No

The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the Class A Common Stock on the Nasdaq Global Select Market on such date was $83,822,449.

The number of shares of the Registrant’s Class A Common Stock outstanding at February 26, 2013 was 27,567,971 shares.  The number of shares of the Registrant’s Class B Common Stock outstanding at February 26, 2013 was 8,039,524 shares.

K·SWISS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

Item 1.  Business

Company History and General Strategy

K•Swiss Inc. designs, develops and markets an array of footwear, apparel and accessories for athletic, high performance sports and fitness activities and casual wear under the K•Swiss brand.  Since July 2008, we also design, develop and market footwear for adventurers for all terrains under the Palladium brand.  Revenues by brand for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
K•Swiss brand	$171,068	$224,769	$185,513
Palladium brand	51,783	43,588	31,253
Total revenue	$222,851	$268,357	$216,766

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

In July 2008, we purchased a 57% equity interest in Palladium for a total purchase price of €5,350,000, or $8,448,000 (including a loan of €3,650,000, or $5,764,000).  In June 2009, we purchased the remaining 43% equity interest in Palladium for €5,000,000, or $7,034,000, plus a variable future purchase price, i.e. the Contingent Purchase Price (“CPP”), the terms of which were amended in May 2010.  In May 2010, we revised the terms of the remaining future purchase price to be equal to the net present value of €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012.  In July 2012, we revised the terms of the remaining future purchase price to be equal to the net present value of €1,500,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012 and made a payment of €1,443,000 or $1,776,000.  The €500,000 CPP was determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year.  Excluding the initial recognition of the CPP, any change in CPP was based on the change in net present value of the €1,500,000 and the current quarter’s EBITDA projection, and was recognized as interest income or interest expense during the current quarter.  The fair value of the CPP at December 31, 2012 was €2,000,000, or $2,644,000, and is payable in 2013.

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

On January 16, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with E-Land World Limited, a corporation organized under the laws of the Republic of Korea (“Parent” or “E-Land”), Ian Acquisition Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving as an indirect wholly-owned subsidiary of Parent (the “Merger”).  Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s Class A Common Stock and Class B Common Stock will be converted into the right to receive $4.75 in cash, without interest.  Consummation of the Merger is subject to approval of the Merger by 80% of the Company’s voting power, and other customary closing conditions, including expiration or termination of the Hart-Scott-Rodino regulatory waiting period, expiration or termination of the relevant waiting period under the Korean Monopoly Regulation and Fair Trade Act (or approval of the business combination report filed thereunder by the Korean Fair Trade Commission), and the absence of any court order or other legal restraint prohibiting the Merger.  The Merger is expected to close in the second quarter of 2013.

The discussion during the remainder of this Item 1 presents key information on our two brands separately.  The discussion relating to distribution, futures orders, trademarks and patents, and employees is presented on a Company-wide basis.

K•Swiss Inc. is a corporation that was organized under the laws of the State of Delaware on April 16, 1990.  The Company is successor in interest to K•Swiss Inc., a Massachusetts corporation, which in turn was successor in interest to K•Swiss Inc., a California corporation.  Unless the context otherwise indicates, the terms “we,” “us,” “K•Swiss” and the “Company” as used herein refers to K•Swiss Inc. and its wholly-owned subsidiaries.

K•Swiss Brand

The following discussion relates solely to the K•Swiss brand.

Products

Footwear

Our primary product is footwear.  Our footwear products are classified into two product categories: lifestyle and performance.

Our lifestyle category emphasizes the Classic and its derivatives.  The lifestyle category evolved from a shoe called the Classic, which was originally developed in 1966 as a high-performance tennis shoe.  Since that time, the Classic has become a popular casual shoe.  The upper of the Classic includes only three separate pieces of leather, which allows for a relatively simple manufacturing process and yields a product with few seams.  This simple construction improves the shoe’s comfort, fit and durability.  We have from time to time incorporated certain technical advances in materials and construction, but the Classic has remained relatively unchanged in style since 1966, and continues to be the Company’s single most important product.  In 2000, we successfully launched the Classic Luxury Edition and in 2009, we re-mastered and re-launched the original Classic, which is currently sold in the market today.  In the third quarter of 2012, we introduced the Clean Classic, which is a sleeker version of the Classic without stripes and D-rings.

Our performance category emphasizes performance running, as well as tennis and training.  In 2008, we entered the performance running segment with an emphasis on performance innovation.  In 2009, we entered into a three year agreement to be the Official Run Course Sponsor (for footwear and apparel) of certain Ironman events which expired on December 31, 2012.  In 2010 and 2011, we were the Presenting Sponsor of the Los Angeles Marathon.

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

Revenues, by product category, for the years ended December 31, 2012, 2011 and 2010, are as follows (dollar amounts in thousands).  Most styles within the lifestyle and performance categories are offered in men’s (approximately 65% of 2012 revenues), women’s (approximately 25% of 2012 revenues) and children’s (approximately 10% of 2012 revenues).  There were no customers that accounted for more than 10% of total revenues during 2012.  See Note M to our Consolidated Financial Statements.

	2012		2011		2010
K•Swiss Brand Category	$	%	$	%	$	%
Lifestyle	$89,333	55%	$92,168	43%	$102,911	58%
Performance	61,604	38	105,183	49	59,674	34
Other (1)	11,996	7	15,978	8	13,831	8
Total	$162,933	100%	$213,329	100%	$176,416	100%

Domestic (2, 3)	$65,947	40%	$109,487	51%	$86,730	49%
Foreign (2, 3)	$96,986	60%	$103,842	49%	$89,686	51%

(1)	Other consists of apparel and accessories.
(2)	For purposes of this table, revenues do not include other domestic income and fees earned on sales by foreign licensees and distributors.
(3)	Included in “Total.”

Apparel and Accessories

We market a limited line of K•Swiss branded apparel and accessories.  The products are designed with the same classic strategies used in the footwear line.  Classic styling allows us to appeal to a variety of markets, from consumers wanting performance apparel and accessories to the casual sportstyle consumers.

K•Swiss introduced apparel in 1999, with a new 7.0 collection of high tech tennis apparel to complement our performance 7.0 collection of footwear.  Our tennis collection continues to offer world-class performance apparel (skirts, shorts, tops, polos, dresses and warm-ups) for both men and women.  Regionally, we also offer a collection of running performance items, as well as casual athletic items, consisting of jackets, sweaters, sweatshirts, track jackets, tee shirts, caps, socks and bags.

The apparel line is distributed through better specialty stores, resorts and fitness centers worldwide.  The tennis apparel line is sold primarily through tennis specialty and tennis pro shops.  We also outfit professional and celebrity figures which offers us global branding exposure.

Sales

We sell our products through our sales executives and independent sales representatives primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores and department stores and also through a number of foreign distributors.  See “Risk Factors:  Our financial success is limited to the success of our customers” and “Risk Factors:  The loss of a significant customer, or a significant reduction in our sales to such a customer, could adversely affect our sales and results of operations.”  We also sell our products through our website and retail locations which are becoming increasingly important sales channels to us particularly in light of our limited distribution.    The following table sets forth revenue by sales channels, as a percentage of product revenues, for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Wholesale	72%	77%	76%
Distributor	16	13	14
Retail	9	7	7
Web	3	3	3
Total	100%	100%	100%

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

Our footwear products are sold domestically through 39 independent regional sales representatives and 8 Company-employed sales managers.  The independent sales representatives are paid on a commission basis, and are prohibited by contract from representing other brands of athletic footwear and related products.  These sales personnel sold to approximately 3,000, 2,900 and 2,400 separate accounts as of December 31, 2012, 2011 and 2010, respectively.

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

To expand the sales and marketing of our products into Europe, we opened our own office in the Netherlands in 1992.  Our product is sold through Company-employed sales managers, independent sales representatives and distributors.  Our European marketing uses a variety of media distribution including print media, social and online media, in-store merchandising, catalog placement and local publicity events and sponsorships.

Internationally, at December 31, 2012, K•Swiss had the exclusive right to market our products in 118 countries through 7 international subsidiaries and 30 distributors.

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

Manufacturing

In 2012, approximately 32%, 25%, 22% and 21% of our footwear products were manufactured in China, Thailand, Vietnam and Indonesia, respectively.  In April 2010 one of our contract manufacturers, which was one of only three manufacturers utilized by us at that time in our global supply chain, ceased its operations.  While we were able to secure production capacity in new facilities during 2010, we experienced production delays throughout the remainder of 2010 and through a portion of 2011, as these facilities gained expertise in producing our product.  Although we have no long-term manufacturing agreements and compete with other athletic shoe companies for production facilities (including companies that are much larger than us), we believe our relationships with our footwear producers are satisfactory and that we have the ability to develop, over time, alternative sources for our footwear.  Our operations, however, could be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.  Starting in 2011, we began to experience the inflationary pressures of our contract manufacturing in Asia, especially in China, with increases in, among other things, labor, raw materials and freight/transportation.  As a result of the increases in these product costs, we raised selling prices approximately 6% in the United States for all orders received after May 15, 2011, which mainly affected shipments after November 30, 2011.  See “Risk Factors:  Fluctuations in the price, availability and quality of raw materials could cause delay and increase costs,” “Risk Factors:  Because we rely on independent manufacturers to produce our products, our sales and profitability may be adversely affected if our independent manufacturers fail to meet pricing, product quality and timeliness requirements or terminate their operations or if we are unable to obtain some components used in our products from limited supply sources or experience supply chain disruptions” and  “Risk Factors:  Because a large portion of our imported products are manufactured in China, our profitability may be adversely affected if the United States government takes action against China for its concern over the level of intellectual property rights protection and enforcements available in China.”

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

During 2012, our apparel and accessory products were manufactured in China, El Salvador, Hong Kong, Indonesia, Philippines, Singapore, Taiwan, the United States and Vietnam by certain manufacturers selected by us.

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

Our footwear products entering the United States are subject to customs duties which range from 8.5% to 10.0% of factory cost on footwear made principally of leather, to duties on synthetic and textile footwear ranging from 6.0% to 20.0% plus, for certain styles, $0.90 per pair.  Our footwear products, manufactured in China, entering the European Union are subject to customs duties at 8.0% of landed cost on footwear with uppers made principally of leather and a duty rate of 16.8% for synthetic upper footwear.  Our footwear products, manufactured in Thailand, entering the European Union are subject to customs duties which range from 3.5% to 4.5% of landed cost on footwear with uppers made principally of leather and a duty rate of 11.9% for synthetic upper footwear.  Currently, approximately 67% of our footwear volume is derived from sales of leather footwear and approximately 33% of our footwear volume is derived from sales of synthetic and textile footwear.

Competition

The athletic footwear industry is highly competitive.  There are several marketers of footwear larger than us, including Nike and adidas.  Each of these companies has substantially greater financial, distribution and marketing resources as well as greater brand awareness than us.

In the past, we have increased our emphasis on product lines beyond our Classic model as we have introduced products in such highly competitive categories as court, boating, outdoor and children’s shoes and we entered the higher end priced running category in 2008.  See “K•Swiss Products – Footwear.”  There can be no assurance that we will penetrate these or other new markets or maintain the market share we have established to date.

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

Palladium Brand

The following discussion relates solely to the Palladium brand.

Products – Footwear

Palladium was founded in 1920 to make tires for the fledgling aviation industry. Tires were made by layering canvas bands underneath vulcanized rubber.  Palladium’s expertise was so advanced that soon the majority of Europe’s aircraft were using Palladium tires.  Because the end of World War II brought a significant decline in the demand for tires, Palladium began to produce footwear that was as hard wearing as their tires.  In 1947, the legendary Pampa boot was born.  The French Foreign Legion adopted the Pampa boot for its functionality, comfort and durability over the harsh desert conditions of North Africa, and throughout the rugged terrain of the Atlas Mountains.  Combining over 60 years of authenticity with modern manufacturing, premium materials and cutting edge styling, Palladium boots are still based on the original classic boot, the Pampa.

The Palladium footwear line is classified into three categories, Palladium Original, Palladium Sport and PLDM.  The Original category contains our core product line, featuring the same rubber molded rugged outsole across the range.  Uppers are made with cotton canvas and leathers.  While the outsole stayed constant across the range, we use various uppers of different heights to create choices for consumers.  The primary styles are the Pampa Oxford, Pampa High, Pampa Baggy and Pampa Tactical.  We concentrate on unique material treatments, such as enzyme washing our canvas for a vintage, worn-in look and feel.  For leather, we use premium re-tanned leathers with unique finishes and textures.  We also create performance products in this category, such as waterproof boots, using waterproof leather and stitching, sealed seams and gusseted tongues for protection from rain.  We also provide boots for warmth, using wool and thermal linings.  We believe that being known for performance functionality is key to longevity, and aim to be “a functional brand that is fashionable” by blending performance and style.

Our Sport category, introduced in Spring 2010, features the same styles but uses athletic colors and materials.  Colors are more vibrant and influenced by popular sports team colors, and athletic textiles, leathers and meshes are used.  One of the main collections within the Sport category is the “Blanc” collection, featuring a white rubber outsole, relating the boot to the sneaker world where white outsoles are well accepted.  In Spring 2013, we plan to introduce the “Monochrome” collection to the Sport category, which again uses athletic colors but has matching color on the upper and the outsole, for a monochromatic effect.

PLDM is a sub-brand of Palladium, comprised of footwear outside of the Pampa family for men, women and children.  It represents the legacy business that existed when we purchased Palladium SAS in 2008.  PLDM creates comfort footwear in the sportswear space, targeted at a fashionable city dwelling consumer.  Using rich leathers and modern materials, PLDM has original design influences from heritage Palladium and is available in various styles, heights, boots, shoes and flats.  The design team is located in Lyon, France.  PLDM product is manufactured in Portugal, Vietnam and Indonesia and is primarily distributed in Europe.

Revenues, by product category, for the years ended December 31, 2012, 2011 and 2010, are as follows (dollar amounts in thousands).  There were no customers that accounted for more than 10% of total revenues during 2012.  See Note M to our Consolidated Financial Statements.

	2012			2011			2010
Palladium Brand Category		$	%		$	%		$	%
Original	$27,705		54%	$21,270		49%	$9,392		30%
Sport	3,200		6	0		0	0		0
PLDM	20,604		40	21,996		51	21,670		70
Total	$51,509		100%	$43,266		100%	$31,062		100%

Domestic (1, 2)	$8,820		17%	$5,761		13%	$4,253		14%
Foreign (1, 2)	$42,689		83%	$37,505		87%	$26,809		86%

(1)	For purposes of this table, revenues do not include other domestic income and fees earned on sales by foreign licensees and distributors.
(2)	Included in “Total.”

Sales

Wholesale

We sell our products through sales executives primarily to a limited number of department stores, specialty boutiques, independent retailers, national chains and also through a number of foreign distributors.  We also sell through online retailers which are becoming increasingly important, due to our limited distribution.  We offer our products in two primary seasons, “spring/summer” and “fall/winter” with multiple deliveries within those seasons.

Retail
In addition to our wholesale business, at December 31, 2012, we own and operate 8 Palladium retail stores.  We have 2 stores in London, 1 in Amsterdam, 2 in Hong Kong and 3 in the United States.  In addition, we have 10 leased departments in Taiwan that we operate.  All of these stores are stand-alone Palladium stores, selling only Palladium products.  They have an industrial, concrete look and feel to match our city exploring brand position, and the design is centered around the “rubble bin,” a wooden crate branded with Palladium, that contains a layer of concrete rubble that the display shoes sit on top of.  Certain international distributors have contracted to open Palladium stores in the next five years.  Palladium’s own website (www.palladiumboots.com) contains a web store, which has been in operation since 2009, and sells Palladium products direct to consumers, shipping globally.

The following table sets forth revenue by sales channels, as a percentage of product revenues, for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Wholesale	78%	86%	92%
Distributor	10	5	4
Retail	9	6	2
Web	3	3	2
Total	100%	100%	100%

Marketing

Advertising and Promotion

Palladium’s tagline is “Engineered for City Terrain,” with our brand positioned as being for city exploring.  Our boots are ideal for concrete city terrain.  Our brand communication and marketing serve to further establish that position with a consistent concrete, industrial look and feel to our brand materials and point-of-sale displays.  For our primary campaigns, we explore cities around the world and create short documentary-style films, which serve as our advertising vehicles.  In each film, an explorer wears Palladium boots and explores concrete city environments, and visits abandoned, forgotten or hidden places to uncover a unique side of the city, finding interesting and often newsworthy stories.  These films have been shared hundreds of thousands of times by viewers via social media such as Twitter and Facebook, and have garnered major publicity from media outlets such as CNN, Huffington Post, the Wall Street Journal and GQ Magazine.  In 2010, we brought in international celebrity Johnny Knoxville to lead our exploration of Detroit, showing the resurgence of a struggling city by a youth movement who has taken over abandoned buildings to create new creative spaces.  In 2011, we ventured to Tokyo, Japan, with celebrity and music producer Pharrell Williams and explored subterranean Tokyo and saw a side to the city that even locals may not have seen.  Our films are promoted via multiple elements of the marketing mix, including print advertising, online advertising, in-store marketing and public relations.  Our company website, www.palladiumboots.com, serves as a hub for all of our video content, and provides consumers the opportunity to purchase our entire product line.

We also offer a “futures” program; under which retailers are offered discounts on orders scheduled for delivery more than five months after the order is made.  See “K•Swiss Brand – Marketing – Advertising and Promotion.”

Domestic Marketing

Domestically, our marketing consists of in-store displays, print advertising, online advertising, outdoor advertising, social media and product seeding.  The global “exploration campaigns” are executed domestically.

Our products are sold domestically through 8 Company-employed sales representatives and 1 person dedicated to customer service at our Westlake Village, California facility.

International Marketing

Palladium’s global campaigns and marketing strategy are executed in local regions, working via two international hubs, in Hong Kong for Asia and Amsterdam for Europe.  Palladium teams in those regions disseminate marketing information to their local markets and ensure consistent execution of the global strategy.  Product imagery, point of sale display design, advertising campaigns, brand communication and image are all standardized globally.  Distributors of our products are generally contractually obligated to spend specific amounts on advertising and promotion of our products.

Certain distributors operate retail stores that exclusively sell Palladium products.  Internationally, as of December 31, 2012, Palladium had the exclusive right to market our products in 90 countries through 6 international subsidiaries and 21 distributors.

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

We maintain an open-stock inventory on certain products which permits us to ship to retailers on an “at-once” basis in response to orders placed by mail, fax, toll-free telephone call or electronically.  We have made a significant investment in computer equipment that provides on-line capability to determine open-stock availability for shipment.  Additionally, products can be ordered under our “futures” program.  See “K•Swiss Brand – Marketing – Advertising and Promotion.”

Futures Orders

Futures orders as of any date, represents orders scheduled to be shipped within the next six months.  Futures orders do not include orders scheduled to be shipped on or prior to that date.  At December 31, 2012 and 2011, total futures orders with start ship dates from January through June 2013 and 2012 were approximately $76,471,000 and $73,138,000, respectively, representing an increase of 4.6% at December 31, 2012.  The 4.6% increase in total futures orders is comprised of a 1.0% increase in the first quarter 2013 futures orders and a 14.9% increase in the second quarter 2013 futures orders.  At December 31, 2012 and 2011, domestic futures orders with start ship dates from January through June 2013 and 2012 were approximately $22,158,000 and $21,879,000, respectively, representing an increase of 1.3% at December 31, 2012.  At December 31, 2012 and 2011, international futures orders with start ship dates from January through June 2013 and 2012 were approximately $54,313,000 and $51,259,000, respectively, representing an increase of 6.0% at December 31, 2012.

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

Employees

At December 31, 2012, we employed a total of 542 persons, comprised of 174 persons in the United States, 233 persons in China, Hong Kong, Japan, Taiwan, Vietnam and Indonesia, 128 persons in France, Germany, the Netherlands and the United Kingdom and 7 persons in Canada.

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

Risk Related to the Company’s Business

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

The athletic footwear industry is subject to rapid changes in consumer preferences.  Consumer demand for athletic footwear and apparel is heavily influenced by brand image.  Our initiatives to strengthen our brand image, which include conducting market research, introducing new and innovative products and initiating focused advertising campaigns, may not be successful.  Our current products have declined in popularity over the past years and new products we introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs.  Our failure to anticipate, identify and react to shifts in consumer preferences and maintain a strong brand image could have an adverse effect on our sales and results of operations.  Also, if our customers purchase our products and do not have success in selling our products at retail, they may request a return or price adjustment to assist them in marking down the selling price to make the products more attractive to retail consumers.

If we continue to incur significant losses and are unable to access sufficient working capital from our operations or through external financings, our liquidity will be impaired.

We have incurred substantial net losses in each of the last three fiscal years. As reflected in our financial statements, we have experienced net losses of $34,779,000, $70,471,000 and $68,212,000 for the years ended December 31, 2012, 2011 and 2010, respectively. As a result, the total amount of our cash and cash equivalents, restricted cash and cash equivalents and restricted investments available for sale, and investments available for sale declined from $193,142,000 at December 31, 2009 to $42,911,000 at December 31, 2012.  The negative cash flow we have sustained has reduced our working capital and continued negative cash flow would materially and negatively affect our ability to fund our operations. While we have taken and continue to take actions intended to improve our results, including implementing a major cost reduction program in which we reduced compensation costs, advertising and promotion costs and inventories, the availability of necessary working capital is subject to many factors beyond our control. Such factors include, among others, our ability to obtain additional financing, our ability to increase revenues and to reduce our losses from operations, economic conditions, market acceptance of our products, the intensity of competition in our markets and the level of demand for our products. In an effort to increase the amount of credit available to us, in April 2012 we replaced our credit facility with a $35,000,000 asset-based facility.  If we are unable to reduce our operating losses and significantly reduce our inventories, our liquidity would be impaired.

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

While no customer accounted for more than 10% of our total revenues in 2012, we do have significant customers.  The loss of any of these customers, or a significant reduction in our sales to any of these customers, could adversely affect our sales and results of operations.  In addition, if any such customer becomes insolvent or otherwise fails to pay its debts, it could have an adverse affect on our results of operations.

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

Our financial success is directly related to the success of our customers and the willingness and financial resources of our customers to continue to buy our products.  We do not have long-term contracts with any of our customers.  Sales to our customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our customers.  If any of these customers experience a significant downturn in their business, insolvency, difficulty in obtaining financing in the capital and credit markets to purchase our products or fail to remain committed to our products or brands, then these customers may defer, reduce, cancel or discontinue purchases from us and/or fail to meet their payment obligations to us.  Such conditions could decrease our revenues, or cause higher accounts receivables, reduced cash flows, greater expense associated with collection efforts or increased bad debt expense, any or all of which could have a material adverse effect on our business, results of operations and financial condition.

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

If global economic and financial market conditions continue to remain uncertain and/or weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

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

We operate offices and sell products in numerous countries outside the United States.  Our revenue earned from international markets represents approximately 66%, 56% and 57% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively.  Additionally, all of our footwear products are manufactured abroad and we have suppliers located in China, Thailand, Vietnam and Indonesia.  Our athletic footwear sales and manufacturing operations are subject to the risks of doing business abroad.  These risks include:

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

We depend upon independent manufacturers to manufacture our products in a timely and cost-efficient manner while maintaining specified quality standards. We also compete with other larger companies for production capacity of independent manufacturers that produce our products. We rely heavily on manufacturing facilities located in Asia.  In 2012, approximately 32%, 25%, 22% and 21% of our K•Swiss brand footwear manufacturing occurred in China, Thailand, Vietnam and Indonesia, respectively. We also rely upon the availability of sufficient production capacity at our manufacturers. Timely delivery of product may be impacted by factors such as weather conditions, disruption of the transportation systems or shipping lines used by our suppliers, or uncontrollable factors such as natural disasters, epidemic diseases, terrorism and war. It is essential that our manufacturers deliver our products in a timely manner and in accordance with our quality standards because our orders may be cancelled by customers if agreed-upon delivery windows are not met or products are not of agreed-upon quality.  Inflationary pressures, including increased labor costs, that are experienced by our independent contract manufacturers, may result in increased costs to us.  A failure by one or more of our manufacturers to meet established criteria for pricing, product quality or timely delivery or the termination of operations by any one of our manufacturers could adversely impact our sales and profitability.

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

We rely on warehouses in Mira Loma, California; Rotterdam, the Netherlands; Taipei, Taiwan; and Kwai Chung, Hong Kong.  We also rely on the timely performance of services provided by third parties (i.e. Netherlands public distribution facility, freight delivery carriers) at these facilities.  Any natural disaster or other serious disruption at any of these facilities due to fire, earthquake, flood, terrorist attack or any other natural or manmade cause could damage a portion of our inventory or impair our ability to use our warehouse as a docking location for product.  Any of these occurrences could impair our ability to adequately supply our customers and negatively impact our operating results.

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

We believe the athletic and casual footwear industry experiences seasonal fluctuations, due to increased sales during certain selling seasons, including Easter, back-to-school and the year-end holiday season.  We too experience moderate fluctuations in aggregate sales volume during the year.  The mix of our product sales may also vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear and apparel.  As a result, we may not be able to accurately predict our quarterly sales.  This seasonality, along with other factors that are beyond our control, including the other risk factors described in this report, could adversely affect our business and cause our results of operations to fluctuate.

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

At December 31, 2012, the Company’s President, Chief Executive Officer and Chairman of the Board, Steven Nichols, held approximately 92.7% of the voting power of our Class B Common Stock and approximately 69.1% of total voting power.  This voting power permits Mr. Nichols to exert significant influence over the outcome of stockholder votes, including votes concerning the election of a certain class of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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

In years past, the Company has from time to time pursued acquisitions of other businesses and may pursue such acquisitions in the future, subject to the restrictions in the Merger Agreement.  The Company cannot provide assurance that it will be able to successfully integrate the operations of any newly-acquired businesses into the Company’s operations.  Acquisitions involve numerous risks, including risks inherent in entering new markets in which the Company may not have prior experience, potential loss of significant customers or key personnel of the acquired business; managing geographically-remote operations, and potential diversion of management’s attention from other aspects of the Company’s business operations. Acquisitions may also result in incurrence of debt, dilutive issuances of the Company’s equity securities and write-offs of goodwill and substantial amortization expenses of other intangible assets. The failure to integrate newly acquired businesses could have an adverse effect on the Company’s business, results of operations and financial position.

Failure of our contractors or our licensees’ contractors to comply with our code of conduct, local laws, and other standards could harm our business.

We work with contractors outside of the United States to manufacture our products, and we also have license agreements that permit unaffiliated parties to manufacture or contract to manufacture products using our trademarks. We impose, and require our licensees to impose, on those contractors a code of conduct and other environmental, health, and safety standards for the benefit of workers. We also require these contractors to comply with applicable standards for product safety. However, from time to time contractors may not comply with such standards or applicable local law or our licensees may not require their contractors to comply with such standards or applicable local law. Significant or continuing noncompliance with such standards and laws by one or more contractors could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition.

Risks Related to Our Announced Merger

As discussed in “Item 1. Business”, we have entered into a Merger Agreement, dated as of January 16, 2013, with E-Land and Merger Sub, which contemplates the Merger of Merger Sub with and into the Company, with the Company surviving the Merger as an indirect wholly-owned subsidiary of E-Land.  In relation to the Merger, we are subject to certain risks, including, without limitation, those set forth below.

Due to the proposed Merger and the related diversion of our management’s attention from the operation of our business, our business and results of operations may be adversely affected.

As a result of the proposed Merger, our management and board of directors have devoted and will continue to devote a significant amount of time and attention to the proposed Merger. In addition, we have incurred and will continue to incur associated expenses related to the proposed Merger which could prove to be significant. Our business and our operating and financial results may be materially adversely impacted by the diversion of management’s time and attention and the expenses associated with the proposed Merger.

The proposed Merger will not be completed if all of the conditions to the Merger are not satisfied or waived.

Completion of the Merger is subject to the satisfaction or waiver of various conditions, including the approval of our stockholders and the receipt of certain antitrust approvals. There can be no assurance that all of the conditions will be satisfied or waived within the anticipated timeframe, or at all, and there can be no assurance as to whether, or when, the Merger will be completed. If the Merger is not effected on or before June 26, 2013, either E-Land or the Company may terminate the Merger Agreement as long as it was not the primary cause of, or the primary factor that resulted in, the failure of the Merger to be completed.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.

The Merger Agreement contains provisions that restrict our ability to entertain a third-party proposal to acquire us. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, and the requirement that we pay a termination fee of up to $5.2 million if the Merger Agreement is terminated in specified circumstances.

These provisions might discourage an otherwise-interested third party from considering or proposing to acquire us, even one that may be deemed of greater value than the proposed Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

Failure to complete the proposed Merger could negatively impact our business, financial condition, results of operations or stock price.

The completion of the proposed Merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the proposed Merger will be satisfied or that the proposed Merger will otherwise occur. If the proposed Merger is not completed, we will be subject to several risks, including:

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees;
•
customers and other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with other parties or seek to alter their business relationships with us;

•
we may be required to pay a termination fee of up to $5.2 million or up to $1.0 million of the reasonable out-of-pocket costs incurred by E-Land in connection with the Merger Agreement and the transactions contemplated thereby if the Merger Agreement is terminated under certain circumstances which would negatively affect our financial results and liquidity;

•	we expect to incur transaction costs in connection with the proposed Merger regardless of whether the proposed Merger is completed, which costs could prove to be significant;
•	we would not realize any of the anticipated benefits of having completed the proposed Merger; and
•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the proposed Merger, which restrictions could adversely affect our ability to realize certain of our business strategies regardless of whether the Merger is consummated.

Several lawsuits have been filed against the Company, E-Land, Merger Sub, our directors and certain of our officers challenging the proposed Merger, and an adverse ruling may prevent the proposed Merger from being completed or adversely affect the Company’s financial results and liquidity.

The Company, E-Land, Merger Sub, and the members of the Board and certain of our officers have been named as defendants in several lawsuits brought by purported stockholders of the Company challenging the proposed Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the proposed Merger on the agreed-upon terms.

One of the conditions to the closing of the Merger is that no injunction or other legal restraint or prohibition shall be in effect that prohibits or makes illegal the consummation of the Merger. Therefore, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the Company’s ability to complete the Merger, then such injunctive or other relief may prevent the proposed Merger from becoming effective within the expected timeframe or at all. In addition, an adverse judgment for monetary damages could have a material adverse effect on the financial results, operations and liquidity of the Company.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

In 1998, we moved into our headquarters facility in Westlake Village, California.  This facility, which is owned by us, is approximately 50,000 square feet.  We occupy approximately eighty-five percent of this facility and lease approximately fifteen percent of this facility.

We lease a 309,000 square foot distribution facility in Mira Loma, California.  We use this facility as our main distribution center.  The effective monthly commitment for this facility is approximately $117,000.  In July 2008, we exercised an option under the lease to extend the term of the lease until January 2015.

We also lease office space of approximately 14,000 square feet in Haarlem, the Netherlands, which is our primary European headquarters.  The effective monthly commitment for this office space is approximately $26,000.  During 2010, we extended the lease until March 2016, and at that time it can be renewed for an additional five years.  In addition, we contract with a third party public distribution facility in Rotterdam, the Netherlands, to manage our inventory destined to European customers.

Distribution to our customers and retail locations in Taiwan and Hong Kong are based out of the public distribution facilities in Taipei, Taiwan and Kwai Chung, Hong Kong, respectively.

Item 3.  Legal Proceedings

Litigation Related to the Merger

On January 22, 2013 a putative class action lawsuit was filed by David Raul as custodian for Malka Raul Utma NY, individually and on behalf of all similarly situated stockholders, in the Court of Chancery of the State of Delaware, C.A. No. 8239-CS, against K•Swiss, the members of the Company’s Board of Directors, and Merger Sub challenging the proposed Merger.  The lawsuit asserts claims for breach of fiduciary duty against the K•Swiss directors and aiding and abetting breach of fiduciary duty against K•Swiss and Merger Sub.  The lawsuit seeks to enjoin the proposed Merger, rescission or rescissory damages if the proposed Merger is consummated, an accounting, costs, attorneys’ and expert fees, and any other relief the court may deem proper.

On January 23, 2013 a putative class action lawsuit was filed by Mark Weiderman, individually and on behalf of all similarly situated stockholders, in the Superior Court of the State of California, County of Ventura, Case No. 56-2013-00430951-CU-BC-VTA, against K•Swiss, the members of the Company’s Board of Directors, and E-Land challenging the proposed Merger.  The lawsuit asserts claims for breach of fiduciary duty against the K•Swiss directors and aiding and abetting breach of fiduciary duty against K•Swiss and E-Land.  The lawsuit seeks to enjoin the defendants from consummating the proposed Merger, an injunction directing the K•Swiss directors to exercise their fiduciary duties to obtain a transaction which is in the best interest of K•Swiss’s stockholders, rescission of the proposed Merger to the extent it is implemented, costs, attorneys’ and expert fees and costs, and other equitable and/or injunctive relief the court may deem proper.

On January 25, 2013 a putative class action lawsuit was filed by Timothy Coyne, individually and on behalf of all similarly situated stockholders, in the Superior Court of the State of California, County of Los Angeles, Case No. BC499935, against K•Swiss, the members of the Company’s Board of Directors, E-Land and Merger Sub challenging the proposed Merger.  The lawsuit asserts claims for breach of fiduciary duty against the K•Swiss directors and aiding and abetting breach of fiduciary duty against E-Land and Merger Sub.  The lawsuit seeks to enjoin the defendants from consummating the proposed Merger and initiating any defensive measures that would inhibit their ability to maximize value for K•Swiss stockholders, rescission or rescissory damages if the Merger is consummated, an accounting, costs, attorneys’ and expert fees, pre-judgment and post-judgment interest, and any other relief the court deems proper.

Other

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

K•Swiss Inc.’s Class A Common Stock began trading June 4, 1990 on the National Market System maintained by the National Association of Securities Dealers (now the Nasdaq Global Select Market) upon completion of our initial public offering.  Per share high and low sales prices (in dollars) for the quarterly periods during 2012 and 2011 as reported by Nasdaq were as follows:

	March 31,	June 30,	September 30,	December 31,
2012
Low	$2.84	$2.66	$2.59	$2.20
High	4.59	4.38	3.87	3.55

2011
Low	$8.75	$9.33	$4.20	$2.47
High	13.04	12.48	11.79	4.99

The Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol KSWS.

The number of stockholders of record of the Class A Common Stock on February 15, 2013 was 109.  However, based on available information, we believe that the total number of Class A Common stockholders, including beneficial stockholders, is approximately 3,385.

There is currently no established public trading market for our Class B Common Stock.  The number of stockholders of record of the Class B Common Stock on February 15, 2013 was 9.

Stock Price Performance Graph

The Stock Price Performance Graph below represents a comparison of the five year total return of K•Swiss Inc. Class A Common Stock, the NASDAQ Composite Index and the Morningstar Footwear and Accessories Group.  The graph assumes $100 was invested on December 31, 2007 and dividends are reinvested for all years ending December 31.

Dividend Policy

On March 3, 2009, the Board of Directors suspended the payment of dividends for the foreseeable future to preserve liquidity and enhance the strength of the Company’s balance sheet.  Accordingly, the Company did not pay any dividends during 2012 or 2011.

The Company’s Credit Facility with Wells Fargo also limits the Company’s ability to pay dividends.  Pursuant to the terms of the Credit Facility, the Company may pay a dividend provided that (i) no Event of Default (as defined in the Credit Facility) has occurred and is continuing or would result from the payment of the dividend, (ii) the aggregate dividend amount does not exceed $3,000,000 per fiscal year, (iii) there will be Excess Availability (as defined in the Credit Facility) equal to or greater than $10,000,000 immediately after payment of the dividend, (iv) the Company remains in compliance with the financial covenants in the Credit Facility, after giving effect to the payment of the dividend, and (v) the Fixed Charge Coverage Ratio (as defined in the Credit Facility) for the most recent twelve month period ended prior to paying a dividend is greater than or equal to 1.0:1.0.

The Company is also restricted from paying any dividends pursuant to the terms of the Merger Agreement with E-Land and Merger Sub.  Pursuant to the Merger Agreement, between January 16, 2013 and the effective time of the Merger, neither the Company nor any of its subsidiaries may declare, set aside, make or pay any dividend or other distribution, payable in cash, stock, property or otherwise, with respect to any of its capital stock (except for any dividend or distribution by a subsidiary of the Company to the Company or to other subsidiaries).

Purchases of Equity Securities by the Issuer

In November 2009, the Board of Directors approved a new stock repurchase program to purchase through December 31, 2014 up to $70,000,000 of the Company’s Class A Common Stock.

During the fourth quarter of 2012, the Company did not repurchase any shares of K•Swiss Class A Common Stock.  $70,000,000 remains available for repurchase under the Company’s repurchase program.

Item 6.  Selected Financial Data

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2012 have been derived from audited financial statements which for the most recent three years appear elsewhere herein.  The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Income Statement Data
Revenues	$222,851	$268,357	$216,766	$240,729	$327,405
Cost of goods sold	145,726	175,735	131,774	154,558	195,385
Gross profit	77,125	92,622	84,992	86,171	132,020
Selling, general and administrative expenses	107,895	153,626	141,039	118,303	139,899
Impairment of intangibles and goodwill	0	2,986	0	4,830	0
Operating loss	(30,770)	(63,990)	(56,047)	(36,962)	(7,879)
Other income/(expense)	0	3,000	(3,320)	(1,249)	30,000
Interest (expense)/income, net	(812)	219	435	1,050	8,216
(Loss)/Earnings before income taxes and discontinued operations	(31,582)	(60,771)	(58,932)	(37,161)	30,337
Income tax expense/(benefit)	3,197	3,751	7,932	(9,663)	5,882
(Loss)/Earnings from continuing operations	(34,779)	(64,522)	(66,864)	(27,498)	24,455
Loss from discontinued operations, less applicable income taxes (1)	0	(5,949)	(1,348)	(464)	(3,570)
Net (Loss)/Earnings	$(34,779)	$(70,471)	$(68,212)	$(27,962)	$20,885

(Loss)/Earnings per share
Basic:
(Loss)/Earnings from continuing operations	$(0.98)	$(1.81)	$(1.90)	$(0.79)	$0.70
Loss from discontinued operations	(0.00)	(0.17)	(0.04)	(0.01)	(0.10)
Net (Loss)/Earnings	$(0.98)	$(1.98)	$(1.94)	$(0.80)	$0.60
Diluted:
(Loss)/Earnings from continuing operations	$(0.98)	$(1.81)	$(1.90)	$(0.79)	$0.69
Loss from discontinued operations	(0.00)	(0.17)	(0.04)	(0.01)	(0.10)
Net (Loss)/Earnings	$(0.98)	$(1.98)	$(1.94)	$(0.80)	$0.59

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00	$2.20

Weighted average number of shares outstanding
Basic	35,603	35,510	35,218	34,962	34,785
Diluted (2)	35,603	35,510	35,218	34,962	35,407

Balance Sheet Data (at end of period)
Current assets	$140,928	$180,886	$235,186	$287,986	$332,776
Current liabilities	36,203	41,939	32,948	28,335	52,139
Total assets	176,723	219,611	288,165	344,150	394,290
Total debt (3)	1,443	10,114	970	4,207	5,376
Stockholders’ equity	131,614	165,969	234,913	301,783	324,762
────────
(1)
On April 30, 2009, the Company sold certain Royal Elastics assets.  In the third quarter of 2011, the Company decided to no longer pursue operating the Form Athletics line of business. Operations of the Royal Elastics and Form Athletics brands have been accounted for and presented as a discounted operation.

(2)	Includes common stock and dilutive potential common stock (options).
(3)
Includes all interest-bearing debt, but excludes outstanding letters of credit ($378,000, $280,000, $2,362,000, $700,000 and $1,399,000 as of December 31, 2012, 2011, 2010, 2009 and 2008, respectively).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements and Analyst Reports

“Forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), include certain written and oral statements made, or incorporated by reference, by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences, or otherwise.  Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” or any variations of such words with similar meaning.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Investors should carefully review the risk factors set forth in the reports and documents we file with the S.E.C., including Forms 10-Q, 10-K and 8-K.  Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; concerns relating to our liquidity, including our ability to reduce operating losses and significantly reduce inventory levels; the size and growth of the overall athletic footwear and apparel markets; the size of our competitors; intense competition among designers, marketers, distributors and sellers of athletic footwear, athletic apparel and boots for consumers and endorsers; market acceptance of all our product offerings; popularity of particular designs, categories of products and sports; seasonal and geographic demand for our products; the size, timing and mix of purchases of our products; performance and reliability of products; difficulties in anticipating or forecasting changes in consumer preferences,  demographics and demand for our product, and various market factors described above; the amount of consumer disposable income; the availability of credit facilities for our customers and/or the stability of credit markets; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; potential cancellation of future orders; our ability to continue, manage or forecast our growth and inventories; new product development and timely commercialization; fluctuations in the price, availability and quality of raw materials; the loss of, or reduction in, sales to a significant customer or distributor; the success, willingness to purchase and financial resources of our customers; pressure to decrease the prices of our products; the ability to secure and protect trademarks, patents, and other intellectual property; inadvertent and nonwillful infringement on others’ trademarks, patents and other intellectual property; difficulties in implementing, operating, maintaining and protecting our increasingly complex information systems and controls including, without limitation, the systems related to demand and supply planning, and inventory control; difficulties in maintaining SAP information management software; interruptions in data and communication systems; changes in our effective tax rates as a result of changes in tax laws or changes in our geographic mix of sales and level of earnings; potential earthquake disruption due to the location of our warehouse and headquarters; potential disruption in supply chain due to various factors including but not limited to natural disasters, epidemic diseases or customer purchasing habits; the continued operation and ability of our manufacturers to satisfy our production requirements; our ability to secure sufficient manufacturing capacity, or the loss of, or reduction in, manufacturing capacity from significant suppliers; responsiveness of customer service; adverse publicity; concentration of credit risk to a few customers; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increased material and/or labor costs; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; a limited number of our stockholders can exert significant influence over the Company; transitional challenges of integrating newly acquired companies into our business; the conditions to the closing of the Merger may not be satisfied or waived; the Merger may involve unexpected costs, liabilities or delays; the Company’s business may suffer as a result of the uncertainty surrounding the Merger; the outcome of any legal proceeding relating to the Merger; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the risks that the pending Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the proposed Merger; other risks to consummation of the Merger, including the risk that the Merger will not be consummated within the expected time period or at all; and other factors referenced or incorporated by reference in this report and other reports.

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

Overview

The Company designs, develops and markets an array of footwear, apparel and accessories for athletic, high performance sports and fitness activities and casual wear under the K•Swiss brand.  Since July 2008, the Company also designs, develops and markets footwear for adventurers for all terrains under the Palladium brand.  Sales of the Palladium brand were approximately 23.2% of total revenues in 2012.  The categories of footwear we sell are explained in more detail in Part I, Item 1, under the subheadings, “K•Swiss Brand – Products – Footwear” and “Palladium Brand – Products – Footwear.”  We market our products through Company employed sales managers and independent regional sales representatives primarily to a limited number of specialty athletic footwear stores, pro shops, sporting good stores, specialty boutiques, independent retailers, national chains and department stores and also through a number of foreign distributors.  We also sell our products through our website and retail locations, which are becoming increasingly important sales channels to us particularly in light of our limited distribution.

As a result of current economic conditions and their impact on the retail environment, business conditions may remain difficult for the foreseeable future.  These conditions combined with the weak demand for the Company’s product during the past few years could put additional pressure on the Company’s ability to maintain margins.  Further, such conditions have had and may continue to have a material adverse effect on the Company’s stock price.  During the latter part of 2011 we experienced a significant decline in our market capitalization as a result of a decline in our stock price and determined that due to such decline goodwill was impaired.  As such, we recognized an impairment charge of $2,986,000 related to the K•Swiss brand for 2011.

In 2012, approximately 32%, 25%, 22% and 21% of our K•Swiss brand footwear products were manufactured in China, Thailand, Vietnam and Indonesia, respectively.   In April 2010 one of our contract manufacturers, which was one of only three manufacturers utilized by us at that time in our global supply chain, ceased its operations.  While we were able to secure production capacity in new facilities during 2010, we experienced production delays throughout the remainder of 2010 and through a portion of 2011, as these facilities gained expertise in producing our product.  Although we have no long-term manufacturing agreements, we believe that our current relationships with our producers are satisfactory and that we have the ability to develop alternative sources for our footwear.  Our operations could, however, be materially and adversely affected if a substantial delay occurred in locating and obtaining alternative producers.  Starting in 2011, we began to experience the inflationary pressures of our contract manufacturing in Asia, especially in China, with increases in, among other things, labor, raw materials and freight/transportation.  As a result of the increase in these product costs, we raised selling prices approximately 6% in the United States for all orders received after May 15, 2011, which mainly affected shipments after November 30, 2011.

Because we record revenues when title passes and the risks and rewards of ownership have passed to our customer, our revenues may fluctuate in cases when our customers delay accepting shipment of products.  Our total revenues decreased 17.0% in 2012 from 2011, due to a decrease in the volume of footwear sold, offset by an increase in the average underlying wholesale price per pair.  Our overall gross profit margins, as a percentage of revenues, were 34.6% and 34.5% in 2012 and 2011, respectively.  This increase in gross profit margin was the result of a higher level of international revenue as a percentage of revenues, which generally yield a higher selling price, brand mix resulting from a higher level of Palladium product sold at higher margins, a higher level of retail revenues which yield higher selling prices, and decreases in reserves against guaranteed minimum royalties, provision for unused molds and inventories, offset by an increase in the level of sales of closeout product as a percentage of revenues.  Our overall selling, general and administrative expenses decreased to $107,895,000 in 2012 from $153,626,000 in 2011 as a result of decreases in advertising, compensation and warehousing expenses.

Other income for 2011 consisted of a $3,000,000 settlement agreement between us and one of our international distributors relating to the termination of this distributor’s contracts.  The contracts with this distributor were terminated as a result of this distributor not performing in accordance with its contracts, and there was no litigation.

At December 31, 2012, our total futures orders with start ship dates from January through June 2013 were $76,471,000, an increase of 4.6% from the comparable period of the prior year.  Of this amount, domestic futures orders were $22,158,000, an increase of 1.3%, and international futures orders were $54,313,000, an increase of 6.0%.

The net loss for 2012 was $34,779,000, or $0.98 per share (diluted loss per share), compared to the net loss for 2011 of $70,471,000, or $1.98 per share (diluted loss per share).

In 2012, we experienced net cash used in operating activities from continuing operations of $572,000, net cash provided by investing activities of $22,727,000 mainly due to proceeds from the maturity or sale of investments available for sale and restricted investments available for sale, offset by the change in restricted cash and cash equivalents, and net cash used in financing activities of $8,654,000 primarily due to paying off our previous line of credit.

Our working capital decreased $34,222,000 to $104,725,000 at December 31, 2012 from $138,947,000 at December 31, 2011.  With our new asset-based line of credit, we believe our present sources of capital are sufficient to sustain our anticipated capital needs for the next twelve months.

At December 31, 2012 and 2011, we had debt outstanding of $1,443,000 and $10,114,000, excluding outstanding letters of credit of $378,000 and $280,000 at December 31, 2012 and 2011, respectively.

Subsequent Event

On January 16, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with E-Land World Limited, a corporation organized under the laws of the Republic of Korea (“Parent”), Ian Acquisition Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving as an indirect wholly-owned subsidiary of Parent (the “Merger”).  Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s Class A Common Stock and Class B Common Stock will be converted into the right to receive $4.75 in cash, without interest.  Consummation of the Merger is subject to approval of the Merger by 80% of the Company’s voting power, and other customary closing conditions, including expiration or termination of the Hart-Scott-Rodino regulatory waiting period, expiration or termination of the relevant waiting period under the Korean Monopoly Regulation and Fair Trade Act (or approval of the business combination report filed thereunder by the Korean Fair Trade Commission), and the absence of any court order or other legal restraint prohibiting the Merger.  The Merger is expected to close in the second quarter of 2013.

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

In some instances, we ship product directly from our supplier to our customer.  In these cases, we recognize revenue when the product is delivered to our customer according to the terms of the order.  Our revenues may fluctuate in cases when our customers delay accepting shipment of product for periods up to several weeks.

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

Events or changes in circumstances that may trigger impairment reviews include among other factors, significant changes in business climate, operating results, planned investments, or an expectation that the carrying amount may not be recoverable.  The test for impairment involves the use of estimates relating to the fair values of intangible assets with indefinite lives.

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

Determining the fair value of intangible assets is highly subjective and requires the use of estimates and assumptions.  We use estimates including estimated future revenues, royalty rates and discount rates, among other factors.  We also consider the following factors:

•	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;
•	changes in consumer demand or acceptance of our brands and products; and
•	other considerations that could affect fair value or otherwise indicate potential impairment.

In addition, facts and circumstances could change, including further deterioration of general economic conditions, customers reducing orders in response to such conditions and increased competition.  These and/or other factors could result in changes to the calculation of the fair value which could result in future impairment of the remaining intangible assets.  Changes in any one or more of these estimates and assumptions could produce different financial results.

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

In addition, we and our directors and certain executive officers are party to certain claims relating to the proposed Merger.  See “Item 3—Legal Proceedings—Litigation Related to the Merger,” which is incorporated herein by reference.

Form Athletics

On July 23, 2010, we entered into a Membership Interest Purchase Agreement with Form Athletics, LLC (“Form Athletics”) and its Members to purchase Form Athletics for $1,600,000 in cash and additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletic’s EBITDA for the twelve months ended December 31, 2012 (“Form CPP”).  Form Athletics was established in January 2010 to design, develop and distribute apparel for mixed martial arts under the Form Athletics brand worldwide.  The acquisition of Form Athletics was recorded as a 100% purchase.   The purchase of Form Athletics was part of an overall strategy to enter the action sports market, however during 2011, we decided to no longer pursue operating in this line of business and recognized impairment losses of $3,689,000 on the Form Athletics goodwill and trademark and reversed the Form CPP liability of $2,110,000.  Operations of Form Athletics have been accounted for and presented as a discontinued operation in the accompanying Consolidated Financial Statements.  For additional information see Note P to our Consolidated Financial Statements.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of certain items in the Consolidated Statements of Earnings/Loss relative to revenues.
	Year ended December 31,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	65.4	65.5	60.8
Gross profit	34.6	34.5	39.2
Selling, general and administrative expenses	48.4	57.3	65.1
Impairment of intangibles	0.0	1.1	0.0
Other income/(expense)	0.0	1.1	(1.5)
Interest (expense)/income, net	(0.4)	0.1	0.2
Loss before income taxes and discontinued operations	(14.2)	(22.7)	(27.2)
Income tax expense	1.4	1.4	3.7
Loss from discontinued operations, less applicable income taxes	0.0	(2.2)	(0.6)
Net Loss	(15.6)%	(26.3)%	(31.5)%

2012 Compared to 2011

Revenue

Total revenues decreased 17.0% to $222,851,000 in 2012 from $268,357,000 in 2011.  This decrease was attributable to a decrease in the volume of footwear sold, offset by an increase in the average underlying wholesale price per pair.  The volume of footwear sold decreased 18.7% to 6,566,000 pair in 2012 from 8,074,000 pair in 2011.  The average wholesale price per pair was $30.81 in 2012 and $29.79 in 2011, an increase of 3.4%.

Domestic revenues decreased 35.0% to $75,872,000 in 2012 from $116,781,000 in 2011.  International revenues decreased 3.0% to $146,979,000 in 2012 from $151,576,000 in 2011.  International revenue is derived from both product revenues and from licensing and other fees on sales by foreign licensees and distributors.  International product revenues decreased 1.2% in 2012 to $139,675,000 from $141,347,000 in 2011.  Licensing and other fees earned by the Company on sales by foreign licensees and distributors were $7,304,000 for 2012 and $10,229,000 for 2011, a decrease of 28.6%, mainly due to a lower level of sales by one of our significant licensees in 2012.  International revenues, as a percentage of total revenues, increased to 66.0% in 2012 from 56.5% in 2011.  The breakdown of revenues (dollar amounts in thousands) is as follows:

	2012	2011	% Change
Domestic
K•Swiss brand	$66,859	$110,848	(39.7)%
Palladium brand	9,013	5,933	51.9
Total domestic	$75,872	$116,781	(35.0)%

International
K•Swiss brand	$104,209	$113,921	(8.5)%
Palladium brand	42,770	37,655	13.6
Total international	$146,979	$151,576	(3.0)%

Total revenues	$222,851	$268,357	(17.0%)

K•Swiss brand revenues decreased 23.9% to $171,068,000 in 2012 (39.1% derived from domestic revenues) from $224,769,000 in 2011 (49.3% derived from domestic revenues).  Such decline was driven by the decrease in domestic K•Swiss brand revenue, which decreased 39.7% for 2012 primarily as a result of a decrease in our performance category footwear revenues of 41.4% during 2012 as compared to 2011.  The decline in revenue from our performance category footwear sold was driven by a decrease in running product of 40.5%.  In addition, the decline in K•Swiss brand revenues was the result of a decrease in the volume of footwear sold, offset by an increase in the average underlying wholesale price per pair.  The volume of footwear sold decreased 25.0% to 5,330,000 pair in 2012 from 7,105,000 pair in 2011.  The average wholesale price per pair was $28.32 in 2012 and $27.78 in 2011, an increase of 1.9%, which resulted from the geographic mix of revenues, as international revenues increased as a percentage of revenues, which generally yield a higher selling price, and a higher level of retail revenues as a percentage of revenues, which yield higher selling prices, offset by the product mix of revenues, including a lower percentage of performance product sold in 2012, which generally sell at a higher price than lifestyle product, and from an increase in percentage of revenues of closeout product in 2012.

Palladium brand revenues increased 18.8% to $51,783,000 in 2012 (17.4% derived from domestic revenues) compared to $43,588,000 in 2011 (13.6% derived from domestic revenues).  The increase in Palladium brand revenues in 2012 was due to the increase in revenues in a majority of our selling regions as a result of continuing marketing and selling efforts of Palladium product in these regions beginning in the second half of 2009.  The volume of footwear sold increased 27.6% to 1,236,000 pair in 2012 from 969,000 pair in 2011, due to an increase in revenues in a majority of our selling regions, as discussed above.  The average underlying wholesale price per pair was $41.57 in 2012 and $44.57 in 2011, a decrease of 6.7%.  This decrease was attributable primarily to the product mix of revenues, the geographic mix of revenues as international revenues, which generally yield higher selling prices, decreased as a percentage of revenues, and an increase of closeout product as a percentage of revenues, offset by a higher level of retail revenues, which yield higher selling prices.

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

At December 31, 2012, domestic and international futures orders with start ship dates from January through June 2013 were approximately $22,158,000 and $54,313,000, respectively, 1.3% higher and 6.0% higher, respectively, than such orders were at December 31, 2011 for start ship dates of the comparable period of the prior year.  These orders are not necessarily indicative of revenues for subsequent periods because: (1) the mix of “future” and “at-once” orders can vary significantly from quarter to quarter and year to year and (2) the rate of customer order cancellations can also vary from quarter to quarter and year to year.

Gross Profit Margin

Overall gross profit margin, as a percentage of revenues, was 34.6% in 2012 and 34.5% in 2011.  K•Swiss brand gross profit margin, as a percentage of revenues, was 32.4% in 2012, a decrease from 32.6% in 2011.  This decrease in gross profit margin was a result of an increase in the level of sales of closeout product as a percentage of revenues, offset by a higher level of international revenues as a percentage of revenues which generally yield a higher selling price, a higher level of retail revenues as a percentage of revenues, which yield higher selling prices, and decreases in reserves against guaranteed minimum royalties, inventory reserves and provision for unused molds,.

Palladium brand gross profit margin, as a percentage of revenues, was 41.5% in 2012, a decrease from 42.8% in 2011.  The decrease in gross margin was a result of the geographic mix of revenues as a result of a decrease in the level of international revenues as a percentage of revenues which generally yield a higher selling price, an increase in closeout product as a percentage of revenues, and an increase in inventory reserves, offset by a higher level of retail revenues as a percentage of revenues, which yield higher selling prices, and a decrease in the provision for unused molds.

Our gross margins may not be comparable to some of our competitors as we recognize warehousing costs within selling, general and administrative expenses.  These warehousing costs were $13,871,000 and $16,511,000 for 2012 and 2011, respectively.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses decreased 29.8% to $107,895,000 (48.4% of revenues) in 2012 from $153,626,000 (57.3% of revenues) in 2011.  The decrease in selling, general and administrative expenses during 2012 was the result of decreases in advertising, compensation and warehousing expenses.  Advertising expenses decreased 53.6% for 2012 due to an effort to reduce advertising spending to industry averages of approximately 10% of revenues.  Compensation expenses, which includes commissions, bonus/incentive related expenses and employee recruiting and relocation expenses, decreased 18.6% in 2012 as a result of a reduction in salary related expenses from the prior year in the United States and Europe of approximately 20%, a decrease in commission expenses due to a decrease in sales and a decrease in interest expense related to the Company’s deferred compensation plan which was terminated in October 2011.  Other warehousing expenses, which do not include compensation expenses, decreased 15.1% during 2012 mainly as a result of decreased revenues.  Corporate expenses of $12,132,000 and $13,856,000 for 2012 and 2011, respectively, are included in selling, general and administrative expenses and include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire Company.  This decrease in corporate expenses was primarily due to decreases in compensation and data processing expenses.  The decrease in compensation costs resulted primarily from a reduction of salary related expenses and the interest on the deferred compensation plan, offset by an increase in stock option compensation expense.  The decrease in data processing expenses was a result of decreases in on-going maintenance expense for the Company’s SAP computer software system.

Impairment on Goodwill

Goodwill impairment of $2,986,000 was recognized on the K•Swiss brand in 2011.  During the latter part of 2011 we experienced a significant decline in our market capitalization due to a decline in our stock price.  As such, the implied fair value of goodwill was less than the carrying amount of goodwill and it was determined that goodwill was fully impaired.

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

Net interest expense was $812,000 (0.4% of revenues) for 2012 and net interest income was $219,000 (0.1% of revenues) for 2011.  The change in net interest expense for 2012 was due to the change in the fair value of Palladium Contingent Purchase Price (“CPP”), a decrease in interest income earned on cash, restricted cash, restricted investments available for sale and investments available for sale as a result of lower average balances and interest rates and an increase in amortization of loan origination fees, offset by a decrease in interest expense on debt.  For 2012 and 2011, interest expense of $681,000 and $50,000, respectively, was recognized for the change in the net present value of the CPP.

Income tax expense was $3,197,000 for 2012 and $3,751,000 for 2011.  We did not recognize any income tax benefit from options exercised during 2012 or 2011 as a result of our net loss in each of these years.

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

At December 31, 2012 our valuation allowance was $61,637,000.  At December 31, 2012, we had a net deferred tax asset after valuation allowance of $2,308,000 which consisted of U.S. foreign tax credits of $35,000 for the eventual carryback of foreign tax credits to the 2006 tax year as we believe it is more-likely-than-not that it will be utilized and foreign net operating losses of $2,273,000 which is related to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period and therefore we believe it is more-likely-than-not that the loss carryforward will be utilized.  The ultimate realization of this loss carryforward is dependent upon the generation of future taxable income in France during the periods in which those temporary differences become deductible.  This assessment could change in future periods if we do not achieve taxable income in France or projections of future taxable income decline.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The accounting for deferred taxes is based upon an estimate of future operating results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.  If an increase in the valuation allowance in future periods is required, this would result in an increase in our income tax expense and could materially impact the effective income tax rate in the period recorded.

At December 31, 2012, gross uncertain tax positions and the related interest, which are shown as other liabilities on the Consolidated Balance Sheet, were $7,827,000 and $1,484,000, respectively, all of which would affect the income tax rate if reversed.  Income tax expense related to uncertain tax positions for the years ended December 31 was as follows (in thousands):

	2012	2011
Income tax expense related to uncertain tax positions	$715	$810
Interest expense related to uncertain tax positions	212	228
Total income tax expense related to uncertain tax positions	$927	$1,038

The federal income tax returns for 2006 through 2009 are currently under various stages of audit by the Internal Revenue Service (“IRS”).  We received a Notice of Proposed Adjustment from the IRS for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties).  Interest will be assessed, and at this time it is estimated at approximately $1,879,000.  This issue, which relates to intercompany transfer pricing, has been sent to the IRS Appeal’s office for further consideration.  We do not believe that an additional tax accrual is required at this time.

In January 2012, we received a Notice of Proposed Adjustment for the 2008 tax year, also regarding intercompany transfer pricing.  The 2008 proposed adjustment is $251,000.  Interest will be assessed, and at this time it is estimated at approximately $40,000.  This issue has been sent to the IRS Appeal’s office for further consideration.  This will not create any additional financial statement impact due to the available U.S. tax losses that may be carried back from the 2010 tax year to the 2008 tax year.

Also in January 2012, we received a Notice of Proposed Adjustment for the 2009 tax year of $496,000 related to the gain on sale of certain Royal Elastics assets.  Interest will not be assessed as the adjustment will reduce our net operating loss for 2009.  We have agreed to this adjustment.  The IRS did not propose an adjustment to our 2009 intercompany transfer pricing even though our intercompany transfer pricing methodology has been the same during the 2006 to 2009 period.

We do not agree with the 2006 through 2008 adjustments and plan to vigorously defend our position.  The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  Our material tax jurisdiction is the United States.

The net loss for 2012 was $34,779,000, or $0.98 per share (diluted loss per share) compared to the net loss for 2011 of $70,471,000, or $1.98 per share (diluted loss per share).

2011 Compared to 2010

Revenue

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

Domestic revenues increased 26.7% to $116,781,000 in 2011 from $92,178,000 in 2010.  International revenues increased 21.7% to $151,576,000 in 2011 from $124,588,000 in 2010.  International product revenues increased 21.3% in 2011 to $141,347,000 from $116,496,000 in 2010.  Licensing and other fees earned by the Company on sales by foreign licensees and distributors were $10,229,000 for 2011 and $8,092,000 for 2010, an increase of 26.4%.  International revenues, as a percentage of total revenues, decreased to 56.5% in 2011 from 57.5% in 2010.  The breakdown of revenues (dollar amounts in thousands) is as follows:

	2011	2010	% Change
Domestic
K•Swiss brand	$110,848	$87,804	26.2%
Palladium brand	5,933	4,374	35.6
Total domestic	$116,781	$92,178	26.7%

International
K•Swiss brand	$113,921	$97,709	16.6%
Palladium brand	37,655	26,879	40.1
Total international	$151,576	$124,588	21.7%

Total revenues	$268,357	$216,766	23.8%

K•Swiss brand revenues increased 21.2% to $224,769,000 in 2011 (49.3% derived from domestic revenues) from $185,513,000 in 2010 (47.3% derived from domestic revenues).  This increase was the result of increases in the volume of footwear sold and in the average underlying wholesale price per pair.  The volume of footwear sold increased 19.5% to 7,105,000 pair in 2011 from 5,947,000 pair in 2010.  The average wholesale price per pair was $27.78 in 2011 and $27.34 in 2010, an increase of 1.6%, which resulted from the product mix of revenues, including a higher percentage of performance product sold in 2011, which generally sell at a higher price than lifestyle product, offset by an increase in percentage of revenues of closeout product in 2011.  We believe the increased revenues were a result of higher than industry standard advertising levels as a percentage of revenues.

Palladium brand revenues increased 39.5% to $43,588,000 in 2011 (13.6% derived from domestic revenues) compared to $31,253,000 in 2010 (14.0% derived from domestic revenues).  The increase in Palladium brand revenues in 2011 was due to the increase in revenues in all regions, including France, for reasons discussed above.  The volume of footwear sold increased 23.4% to 969,000 pair in 2011 from 785,000 pair in 2010, due to an increase in revenues in all regions, as discussed above.  The average underlying wholesale price per pair was $44.57 in 2011 and $39.57 in 2010, an increase of 12.6%, resulting from the geographic mix of revenues, increase in certain selling prices and decrease in percentage of revenues of closeout product in France, which sell at a lower price.

Gross Profit Margin

Overall gross profit margin, as a percentage of revenues, was 34.5% in 2011, a decrease from 39.2% in 2010.  K•Swiss brand gross profit margin, as a percentage of revenues, was 32.6% in 2011, a decrease from 38.0% in 2010.  This decrease was largely the result of an increase in inventory reserves, greater discounts given to customers due to production delays by our factories, an increase in product costs (discussed further below), an increase in sales of closeout product which has a lower gross profit margin, an increase in reserves against guaranteed minimum royalties and an increase in the provision for unused molds.  Starting in 2011, we began to experience the inflationary pressures of our contract manufacturing in Asia, especially China, with increases in, among other things, labor, raw materials and freight/transportation.  As a result of the increase in these product costs, we raised selling prices approximately 6% in the United States for all orders received after May 15, 2011, which mainly affected future order shipments after November 30, 2011.

Palladium brand gross profit margin, as a percentage of revenues, was 42.8% in 2011, an increase from 40.6% in 2010.  This increase was a result of the geographic mix of revenues, increase in certain selling prices, decrease in sales of closeout product in France, offset by increases in product costs, inventory reserves and provision for unused molds.

Warehousing costs were $16,511,000 and $13,610,000 for 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses increased 8.9% to $153,626,000 (57.3% of revenues) in 2011 from $141,039,000 (65.1% of revenues) in 2010.  The increase in selling, general and administrative expenses during 2011 was the result of increases in compensation, warehousing and advertising expenses.  Compensation expenses increased 12.8% for 2011 as a result of an increase in average headcount from the prior year, severance related expenses and reserve of an employee receivable.  During 2011, average headcount increased as a result of an increase in headcount for the Palladium brand on a worldwide basis and increases in headcount especially in Asia, where we expanded our retail operations and also our manufacturing to regions outside of China.  This increase was offset by approximately a 20% reduction in United States and European headcount as a result of cost reduction programs which led to an increase in severance related expenses from the prior year.  Other warehousing expenses, which do not include compensation expenses, increased 27.8% during 2011 as a result of increases in freight and transportation costs to customers, rent and storage expenses and third party handling fees as a result of increases in inventories, sales, the number of customers and the volume of shipments to customers.  Advertising expenses increased 4.4% for 2011 mainly as a result of strategic efforts to drive revenue in domestic and international markets for the Palladium brand.  Corporate expenses of $13,856,000 and $15,261,000 for 2011 and 2010, respectively, are included in selling, general and administrative expenses.  This decrease was primarily due to decreases in legal and data processing expenses.  The decrease in legal expenses was a result of decreases in expenses incurred to defend the Company’s trademarks.  The decrease in data processing expenses was a result of decreases in on-going maintenance expense for the Company’s SAP computer software system.

Impairment on Goodwill

Goodwill impairment of $2,986,000 was recognized on the K•Swiss brand for 2011, as discussed above.

Other Income, Interest and Taxes

As discussed above, other income for 2011 consisted of a $3,000,000 settlement agreement between us and one of our international distributors relating to the termination of this distributor’s contracts.  Other expense for 2010 consisted of the recognition of $3,320,000, which represented the net present value of the estimated CPP for Palladium, as discussed below.

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

Income tax expense related to uncertain tax positions for the years ended December 31 was as follows (in thousands):
	2011	2010
Income tax expense related to uncertain tax positions	$810	$137
Interest expense related to uncertain tax positions	228	141
Total income tax expense related to uncertain tax positions	$1,038	$278

The net loss for 2011 was $70,471,000, or $1.98 per share (diluted loss per share) compared to the net loss for 2010 of $68,212,000, or $1.94 per share (diluted loss per share).

Liquidity and Capital Resources

We experienced net cash used in operating activities from continuing operations of $572,000, $85,817,000 and $45,017,000 for 2012, 2011 and 2010, respectively.  The decrease in net cash used in operating activities from continuing operations for 2012 was due to the differences in the amounts of changes in inventories, accounts receivables and accounts payable and accrued liabilities and the decrease in net loss from continuing operations, offset by the differences in prepaid expenses and other assets and CPP.  The increase in cash used in operating activities from continuing operations during 2011 was due to differences in the amounts of changes in accounts payable and accrued liabilities, income taxes receivable, accounts receivable, deferred income taxes, inventories and CPP, offset by differences in the amounts of changes in prepaid expenses and other assets, impairment of goodwill and the decrease in net loss from continuing operations.  The changes in inventory during 2012 and 2011 were due to the timing of sales to customers and purchases from suppliers and starting in 2012, a focus on improving our inventory management.  In addition, during 2011 there was an overall increase in inventory to support strategic initiatives, including performance product, investing in the growth of the Palladium brand and growth in international futures orders.  It is possible that our continued plans to reduce inventory levels will be less than fully successful, and that such an outcome would result in a change in the inventory reserve in the near-term.  The changes in accounts payable and accrued liabilities during 2012 and 2011 were due to the timing of payments to suppliers.  The changes in accounts receivable during 2012 and 2011 were due to the timing of sales to customers and receipts from customers.  The changes in prepaid expenses and other assets during 2012 and 2011 were due to changes in endorsements, premiums or discounts on investments available for sale and restricted investments available for sale, forward contracts and prepaid payments to vendors and for 2012, loan origination fees, and for 2011, prepaid royalties and the liquidation of the investment underlying the deferred compensation plan liability.  The change in impairment of goodwill was due to the recognition of impairment of the K•Swiss brand during 2011.  The changes in income taxes receivable during 2010 was due to the recognition of a receivable in 2009 which was fully collected in 2010.  The change in the deferred income taxes in 2011 was mainly due to the recognition of a tax valuation allowance and timing of items recognized for income tax purposes.  During 2012 and 2011, the change in CPP is related to the change in fair value of the Palladium CPP liability, however the change in 2012 is primarily due to the payment of $1,776,000 in July 2012 as a result of amendment No. 3 to the Share Purchase and Shareholders’ Rights Agreement which revised the terms of the remaining future purchase price for Palladium.  During 2010, we recognized the initial recording and subsequent valuation of the Palladium CPP.  For additional details, see Note O to our Consolidated Financial Statements.

We experienced net cash provided by investing activities of $22,727,000 and $60,119,000 during 2012 and 2011, respectively, and net cash used in investing activities of $40,401,000 during 2010.  For 2012, the restrictions on a significant amount of cash were released as a result of entering into a new loan facility in April 2012.  The change in cash inflows from investment activities during 2012 was mainly due to the changes in proceeds from the maturity or sale of investments and restricted investments available for sale, offset by the change in restricted cash and cash equivalents and the change in purchase of investments and restricted investments available for sale.  The change in net cash from investing activities during 2011 was mainly due to changes in purchases of investments available for sale and restricted investments available for sale and proceeds from the maturity or sale of investments available for sale, offset by the change in restricted cash and cash equivalents.  The changes in restricted cash and cash equivalents, purchase of investments available for sale and restricted investments available for sale and proceeds from the maturity or sale of investments available for sale and restricted investments available for sale are partially due to the Company’s strategy to shift to higher yielding liquid investments or liquidation of investments into cash for operating activities.

We experienced net cash outflows from our financing activities of $8,654,000 and $1,989,000 during 2012 and 2010, respectively and net cash inflows from our financing activities of $10,117,000 during 2011.  The change in cash used in financing activities during 2012 was mainly due to a decrease in borrowings on our bank lines of credit and capital leases and an increase in repayments on our bank lines of credit, long-term debt and capital leases.  During 2012, as a result of entering into a new loan facility in April 2012, we paid off our previous bank line of credit.   The change in cash from financing activities during 2011 was mainly due to an increase in net borrowings on our bank lines of credit and capital leases, primarily to support inventory growth for strategic initiatives and growth in futures orders in Europe, as we borrowed funds in Euros which reduced our overall exposure to foreign exchange rate fluctuations.

Our bank lines of credit, long-term debt, long-term capital leases and outstanding letters of credit at December 31 were as follows (dollars and Euros in thousands):

	2012	2011
Bank Lines of Credit – Secured Variable Rate Lines of Credit with Financial Institutions:
Credit Facility of $35,000 at an interest rate of 4.50% at December 31, 2012, due April 23, 2016 (1)	$0	$0
Bank line of credit of $21,000 at an interest rate of 2.69% at December 31, 2011, due July 1, 2013 (2)	0	9,716
Facility of €4,000, or approximately $5,288, at December 31, 2012, at an interest rate of 0.84%, due December 31, 2012 and approximately $5,182, at December 31, 2011, at an interest rate of 2.13%, due December 31, 2012 (3) (4)	998	0
Facilities of €1,200, or approximately $1,587, at December 31, 2012, at interest rates ranging from 1.39% to 2.57%, due December 31, 2012 and facilities of €1,000, or approximately $1,296, at December 31, 2011, at interest rates ranging from 2.56% to 3.12%, due December 31, 2011 (3) (5)	0	0
Total bank lines of credit	998	9,716
Secured Fixed Rate Term Loans with Financial Institutions of €800, or approximately $1,058, at December 31, 2012, at an interest rate of 5.42%, due February 2013 and €1,320, or approximately $1,710, at December 31, 2011, with interest rates ranging from 5.42% to 5.84%, due between February 2012 and February 2013 (3)	151	394
Accrued interest	1	4
Total long-term debt	152	398
Capital leases for information systems, with interest rates ranging from 2.01% to 11.58%, due between June 2014 and December 2016	293	0
Total bank lines of credit, long-term debt and long-term capital leases	$1,443	$10,114
Outstanding letters of credit, not included above	$378	$280

(1)	Secured by all assets of K•Swiss Inc., K•Swiss Sales Corp. and K•Swiss Direct Inc. The amount available to borrow on this line of credit at December 31, 2012 was $16,234. See further discussion below.
(2)
Fully secured by cash (or our restricted cash and cash equivalents and restricted investments available for sale, see Note B to our Consolidated Financial Statements).  This facility was fully paid off on April 25, 2012.  See further discussion below.

(3)	These lines of credit are secured by Palladium’s assets including accounts receivable and/or intellectual property rights (i.e. trademarks), as well as Palladium common stock.
(4)	A new facility of €9,000 was entered into as of January 2, 2013. This facility continues indefinitely with three months notice. This is secured by Palladium accounts receivables.
(5)
These lines of credit are renewable every six months.   Subsequent to December 31, 2012 and 2011, these lines of credit were renewed until June 30, 2013 and 2012, respectively, and the maximum facility amount available between January 1 through June 30, 2013 is €1,200 (or approximately $1,587) and the maximum facility amount available between January 1 through June 30, 2012 was €1,000 (or approximately $1,296).

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

Loans made under the Credit Facility bear interest at:

(1)	the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the LIBOR Rate plus 1%, and (iii) Wells Fargo’s prime rate (the “Base Rate”); or
(2)
the rate per annum appearing on Bloomberg L.P.’s Page BBAM1/Official BBA USD Dollar Libor Fixings two Business Days prior to the commencement of the requested Interest Period, for a term and in an amount comparable to the interest period and the amount requested (the “LIBOR Rate”); or

(3)	for loans made in Euros or Pound Sterling, the LIBOR Rate

plus, in each case, the “Applicable Margin.”

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

At December 31, 2012, the Company was in compliance with its covenants under the Credit Facility.

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

In accordance with these financing arrangements with the financial institutions, Palladium must meet minimum working capital requirements and is restricted as to the amount of dividends it can pay.  At December 31, 2012, Palladium was in compliance with these debt covenants.

See Note G to our Consolidated Financial Statements for further discussion.

We anticipate future cash needs for repayments required pursuant to borrowings under our lines of credit facilities, term loans and capital leases.  In addition, additional funds will be required by our operations if operating results continue to be weak.  No other material capital commitments exist at December 31, 2012.  With our new asset-based line of credit, we believe our present sources of capital are sufficient to sustain our anticipated capital needs for the next twelve months.  However, the negative cash flow we have sustained has reduced our working capital and continued negative cash flow would materially and negatively affect our ability to fund our operations.  While we have taken and continue to take actions intended to improve our results including implementing a major cost reduction program in which we reduced compensation costs, advertising and promotion costs and inventories, the availability of necessary working capital is subject to many factors beyond our control.  Such factors include, among others, our ability to increase revenues and to reduce our losses from operations, economic conditions, market acceptance of our products, the intensity of competition in our markets and the level of demand for our products.

Our working capital decreased $34,222,000 to $104,725,000 at December 31, 2012 from $138,947,000 at December 31, 2011.  Working capital decreased during 2012 mainly due to decreases in restricted cash and cash equivalents and restricted investments available for sale, inventories, accounts receivables, investments available for sale and prepaid expenses and other current assets and increases in the current portion of CPP and trade accounts payable, offset by increases in cash and cash equivalents and decreases in bank lines of credit and accrued liabilities.

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

Contractual Obligations

At December 31, 2012, our significant contractual obligations were as follows (in thousands):

	Payments due by period
	Total	Less than one year	One to three years	Three to five years	More than five years
Operating lease obligations	$21,566	$6,803	$8,872	$3,211	$2,680
Endorsement obligations	3,116	2,948	168	0	0
Royalty obligations	590	560	30	0	0
Lines of credit, term loans and capital leases	1,443	1,253	154	36	0
Contingent purchase payments	2,644	2,644	0	0	0
Product purchase obligations (1)	30,891	30,891	0	0	0
Total	$60,250	$45,099	$9,224	$3,247	$2,680

(1)
We generally order product four to five months in advance of sales based primarily on advance futures orders received from customers.  The amounts listed for product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during 2012 or 2011, nor did we have any off-balance sheet arrangements outstanding at December 31, 2012 or 2011.

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

Foreign Exchange Rate Risk

Sales denominated in currencies other than the U.S. dollar, which are primarily sales to customers in Europe, expose us to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency.  Our primary risk exposures are from changes in the rates between the U.S. dollar and the Euro and between the Euro and the Pound Sterling.  In 2012 and 2011, we entered into forward foreign exchange contracts to exchange Euros for U.S. dollars and Pound Sterling for Euros.  The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific sales contracts.

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

At December 31, 2012, forward foreign exchange contracts with a notional value of $26,501,000 were outstanding to exchange various currencies with maturities ranging from January 2013 to September 2013, to sell the equivalent of approximately $4,401,000 in foreign currencies at contracted rates and to buy approximately $22,100,000 in foreign currencies at contracted rates.  These contracts have been designated as cash flow hedges.  Realized gains of $84,000 for 2012 and realized losses of $545,000 and $326,000 for 2011 and 2010, respectively, from cash flow hedges were recorded in cost of goods sold.  Realized losses of $44,000 and $20,000 for 2012 and 2011, respectively, and realized gains of $81,000 for 2010, from cash flow hedges were recorded in selling, general and administrative expenses due to hedge ineffectiveness.  At December 31, 2012, we did not have any forward foreign exchange contracts that do not qualify as hedges.

We do not anticipate any material adverse effect on our operations or financial position relating to these forward foreign exchange contracts.  Based on our overall currency rate exposure at December 31, 2012, a 1% change in currency rates would not have a material effect on the financial position, results of operations or cash flows of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
K•Swiss Inc.

We have audited the internal control over financial reporting of K•Swiss Inc. (a Delaware corporation) (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California
February 26, 2013

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s financial statements, has issued a report on internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
K•Swiss Inc.

We have audited the accompanying consolidated balance sheets of K•Swiss Inc. (a Delaware corporation) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of earnings/loss and comprehensive earnings/loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits of the basic consolidated financial statements included Schedule II – Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K•Swiss Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Los Angeles, California
February 26, 2013

K•SWISS INC.
CONSOLIDATED BALANCE SHEETS
December 31,
(Dollar amounts in thousands)
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note A4)	$42,711	$28,701
Restricted cash and cash equivalents and restricted investments available for sale (Note B)	200	22,602
Investments available for sale (Note C)	0	2,057
Accounts receivable, less allowance for doubtful accounts of $1,714 and $1,678 at December 31, 2012 and 2011, respectively (Notes A13 and M)	25,740	31,449
Inventories, net (Note A5)	69,343	90,380
Prepaid expenses and other current assets (Notes A12 and F)	2,934	4,927
Income taxes receivable (Notes A9 and I)	0	770
Total current assets	140,928	180,886
PROPERTY, PLANT AND EQUIPMENT, net (Notes A6, A7, D and N)	17,402	19,593
OTHER ASSETS
Intangible assets (Notes A8 and E)	11,562	11,482
Deferred income taxes (Notes A9 and I)	2,308	2,914
Other	4,523	4,736
Total other assets	18,393	19,132
Total assets	$176,723	$219,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit (Note G)	$998	$9,716
Current portion of long-term debt (Note G)	152	250
Current portion of long-term capital leases (Note G)	103	0
Trade accounts payable	20,420	18,101
Accrued income taxes payable (Note A9)	246	372
Current portion of contingent purchase price (Note O)	2,644	0
Accrued liabilities (Notes A12, F and H)	11,640	13,500
Total current liabilities	36,203	41,939
OTHER LIABILITIES
Long-term debt (Note G)	0	148
Long-term capital leases (Note G)	190	0
Contingent purchase price (Note O)	0	3,739
Other liabilities (Notes A9 and I)	8,716	7,816
Total other liabilities	8,906	11,703
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - authorized 2,000,000 shares of $0.01 par value; none issued and outstanding	0	0
Common Stock:
Class A - authorized 90,000,000 shares of $0.01 par value; 29,989,588 shares issued, 27,567,971 shares outstanding and 2,421,617 shares held in treasury at December 31, 2012 and 29,982,254 shares issued, 27,560,637 shares outstanding and 2,421,617 shares held in treasury at December 31, 2011	300	300
Class B, convertible - authorized 18,000,000 shares of $0.01 par value; 8,039,524 shares issued and outstanding at December 31, 2012 and 2011	80	80
Additional paid-in capital	72,011	70,975
Treasury Stock	(58,190)	(58,190)
Retained earnings	114,924	149,703
Accumulated other comprehensive earnings/(loss):
Foreign currency translation (Note A10)	2,944	2,288
Net unrealized (loss)/gain on hedge derivatives (Notes A12 and F)	(455)	811
Net unrealized gain on investments available for sale and restricted investments available for sale (Notes B and C)	0	2
Total stockholders’ equity	131,614	165,969
Total liabilities and stockholders’ equity	$176,723	$219,611

The accompanying notes are an integral part of these statements.

K•SWISS INC.
CONSOLIDATED STATEMENTS OF EARNINGS/LOSS
AND COMPREHENSIVE EARNINGS/LOSS
Year Ended December 31,
(Dollar amounts and shares in thousands, except per share amounts)

	2012	2011	2010
Revenues (Notes A13, M and N)	$222,851	$268,357	$216,766
Cost of goods sold (Notes A14, A18, F and L)	145,726	175,735	131,774
Gross profit	77,125	92,622	84,992
Selling, general and administrative expenses (Notes A10, A13, A14, A15, A16, A18, F, K and L)	107,895	153,626	141,039
Impairment of goodwill (Notes A8 and E)	0	2,986	0
Operating loss (Note N)	(30,770)	(63,990)	(56,047)
Other income/(expense) (Note A19)	0	3,000	(3,320)
Interest (expense)/income, net (Notes G, N and O)	(812)	219	435
Loss before income taxes and discontinued operations	(31,582)	(60,771)	(58,932)
Income tax expense (Notes A9, I and N)	3,197	3,751	7,932
Loss from continuing operations	(34,779)	(64,522)	(66,864)
Loss from discontinued operations, less applicable income taxes of $0, $0 and $0 for 2012, 2011 and 2010, respectively (Notes A1 and P)	0	(5,949)	(1,348)
Net Loss	$(34,779)	$(70,471)	$(68,212)

Loss per common share (Notes A17 and L)
Basic:
Loss from continuing operations	$(0.98)	$(1.81)	$(1.90)
Loss from discontinued operations	(0.00)	(0.17)	(0.04)
Net Loss	$(0.98)	$(1.98)	$(1.94)
Diluted:
Loss from continuing operations	$(0.98)	$(1.81)	$(1.90)
Loss from discontinued operations	(0.00)	(0.17)	(0.04)
Net Loss	$(0.98)	$(1.98)	$(1.94)

Weighted average number of shares outstanding (Note A17)
Basic	35,603	35,510	35,218
Diluted	35,603	35,510	35,218

Dividends declared per common share	$0.00	$0.00	$0.00

Net Loss	$(34,779)	$(70,471)	$(68,212)
Other Comprehensive (Loss)/Earnings, net of tax:
Foreign currency translation adjustments, net of income taxes of $0, $0 and $0 for 2012, 2011 and 2010, respectively (Note A10)	656	(1,255)	(2,129)
Change in deferred (loss)/gain on hedge derivatives, net of income taxes of $0, $0 and $0 for 2012, 2011 and 2010, respectively (Notes A12 and F)	(1,266)	961	416
Change in deferred (loss)/gain on investments available for sale and restricted investments available for sale, net of income tax (benefit)/expense of $(1), $(48) and $36 for 2012, 2011 and 2010, respectively (Notes B and C)	(2)	(92)	70
Comprehensive Loss	$(35,391)	$(70,857)	$(69,855)

The accompanying notes are an integral part of these statements.

K•SWISS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three years ended December 31, 2012
(Dollar amounts in thousands)

	Common Stock					Treasury Stock
	Class A		Class B			Class A
	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Accum-ulated other compre-hensive earnings	Total
Balance at January 1, 2010	29,519,757	$295	8,039,524	$80	$66,082	2,421,617	$(58,190)	$288,386	$5,130	$301,783
Exercise of options Note L)	241,999	3	0	0	1,244	0	0	0	0	1,247
Stock-based compensation (Notes A18 and L)	—	0	—	0	1,738	—	0	0	0	1,738
Net loss for the year	—	0	—	0	0	—	0	(68,212)	0	(68,212)
Foreign currency translation (Note A10)	—	0	—	0	0	—	0	0	(2,129)	(2,129)
Net unrealized gain on hedge derivatives (Notes A12 and F)	—	0	—	0	0	—	0	0	416	416
Net unrealized gain on investments available for sale and restricted investments available for sale (Notes B and C)	—	0	—	0	0	—	0	0	70	70
Balance at December 31, 2010	29,761,756	298	8,039,524	80	69,064	2,421,617	(58,190)	220,174	3,487	234,913
Exercise of options Note L)	220,498	2	0	0	1,060	0	0	0	0	1,062
Stock-based compensation (Notes A18 and L)	—	0	—	0	851	—	0	0	0	851
Net loss for the year	—	0	—	0	0	—	0	(70,471)	0	(70,471)
Foreign currency translation (Note A10)	—	0	—	0	0	—	0	0	(1,255)	(1,255)
Net unrealized gain on hedge derivatives (Notes A12 and F)	—	0	—	0	0	—	0	0	961	961
Net unrealized loss on investments available for sale and restricted investments available for sale (Notes B and C)	—	0	—	0	0	—	0	0	(92)	(92)
Balance at December 31, 2011	29,982,254	300	8,039,524	80	70,975	2,421,617	(58,190)	149,703	3,101	165,969
Exercise of options (Note L)	7,334	0	0	0	5	0	0	0	0	5
Stock-based compensation (Notes A18 and L)	—	0	—	0	1,031	—	0	0	0	1,031
Net loss for the year	—	0	—	0	0	—	0	(34,779)	0	(34,779)
Foreign currency translation (Note A10)	—	0	—	0	0	—	0	0	656	656
Net unrealized loss on hedge derivatives (Notes A12 and F)	—	0	—	0	0	—	0	0	(1,266)	(1,266)
Net unrealized loss on investments available for sale and restricted investments available for sale (Notes B and C)	—	0	—	0	0	—	0	0	(2)	(2)
Balance at December 31, 2012	29,989,588	$300	8,039,524	$80	$72,011	2,421,617	$(58,190)	$114,924	$2,489	$131,614

The accompanying notes are an integral part of these statements.

K•SWISS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,
(Dollar amounts in thousands)
	2012	2011	2010
Cash flows from operating activities:
Net loss from continuing operations	$(34,779)	$(64,522)	$(66,864)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation/amortization (Note N)	3,670	3,611	3,657
Impairment of goodwill (Note E)	0	2,986	0
Change in contingent purchase price (Note O)	(1,095)	50	3,689
Net loss on disposal of property, plant and equipment	66	33	7
Deferred income taxes	650	1,000	8,469
Stock-based compensation	1,031	851	1,738
Decrease/(Increase) in accounts receivable	5,713	(7,417)	3,555
Decrease/(Increase) in inventories	21,673	(24,083)	(17,661)
Decrease in income taxes receivable	770	0	13,052
Decrease/(Increase) in prepaid expenses and other assets	1,258	7,981	(2,442)
Increase/(Decrease) in accounts payable and accrued liabilities	471	(6,307)	7,783
Net cash used in operating activities from continuing operations	(572)	(85,817)	(45,017)
Net cash used in discontinued operations	0	(3,848)	(1,718)
Net cash used in operating activities	(572)	(89,665)	(46,735)
Cash flows from investing activities:
Change in restricted cash and cash equivalents	13,249	(5,614)	14,435
Purchase of investments available for sale and restricted investments available for sale	0	(6,310)	(87,961)
Proceeds from the maturity or sale of investments available for sale and restricted investments available for sale	11,028	74,706	37,073
Purchase of intangible assets (Note E)	(35)	0	0
Purchase of Form Athletics (Note P)	0	0	(1,600)
Purchase of property, plant and equipment (Note N)	(1,528)	(2,704)	(2,377)
Proceeds from disposal of property, plant and equipment	13	41	29
Net cash provided by/(used in) investing activities	22,727	60,119	(40,401)
Cash flows from financing activities:
Borrowings under bank lines of credit and capital leases	19,763	31,507	42,875
Repayments on bank lines of credit, long-term debt and capital leases	(28,422)	(22,452)	(46,111)
Proceeds from stock options exercised	5	1,062	1,247
Net cash (used in)/provided by financing activities	(8,654)	10,117	(1,989)
Effect of exchange rate changes on cash	509	(1,034)	(1,374)
Net increase/(decrease) in cash and cash equivalents	14,010	(20,463)	(90,499)
Cash and cash equivalents at beginning of period	28,701	49,164	139,663
Cash and cash equivalents at end of period	$42,711	$28,701	$49,164
Supplemental disclosure of cash flow information:
Non-cash investing activities:
On July 23, 2010, the Company purchased the capital stock of Form Athletics. In connection with the acquisition, the assets acquired and liabilities assumed were as follows (Note P):
Fair value of assets acquired			$39
Fair value of liabilities assumed			(18)
Form Athletics contingent purchase price			(2,110)
Excess fair value over purchase price			3,689
Cash paid on acquisition			$1,600
Cash paid during the period for:
Interest	$147	$269	$131
Income taxes	$1,020	$656	$1,093

The accompanying notes are an integral part of these statements.

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.            Nature of Operations

K•Swiss Inc. (the “Company”) designs, develops and markets footwear, apparel and accessories for athletic, high performance sports and fitness activities and casual wear under the K•Swiss brand.  Since July 2008, the Company also designs, develops and markets footwear for adventurers for all terrains under the Palladium brand.  The Company operates in an industry dominated by a small number of very large competitors.  The size of these competitors enables them to lead the product direction of the industry, and therefore, potentially diminish the value of the Company’s products.  In addition to generally greater resources, these competitors spend substantially more money on advertising and promotion than the Company and therefore dominate market share.  Lastly, due to the recent global economic crisis, the retail environment has been particularly challenging during the last several years, which could negatively impact the Company’s operations.

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

In July 2010, the Company entered into a Membership Interest Purchase Agreement with Form Athletics, LLC (“Form Athletics”) and its Members to purchase Form Athletics.  The purchase of Form Athletics was part of an overall strategy to enter the action sports market, however, during 2011, the Company decided to no longer pursue operating in this line of business and operations of Form Athletics have been accounted for and presented as a discontinued operation in the accompanying consolidated financial statements.  See further discussion in Note P.

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

3.             Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated.  Certain reclassifications have been made in the 2011 and 2010 presentation to conform with the 2012 presentation.  These reclassifications had no impact on previously reported results of operations or stockholders’ equity and do not affect previously reported cash flows from operations, investing and financing activities or net change in cash and cash equivalents.

4.            Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Balances maintained in foreign bank accounts that are included in cash and cash equivalents at December 31 were as follows (in thousands):

	2012	2011
Cash and cash equivalents – foreign bank accounts	$22,470	$17,232

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

Events or changes in circumstances that may trigger impairment reviews include among other factors, significant changes in business climate, operating results, planned investments, or an expectation that the carrying amount may not be recoverable.  The test for impairment involves the use of estimates relating to the fair values of intangible assets with indefinite lives.

The Company reviews intangible assets related to trademarks for impairment by determining fair value using a “relief from royalty payments” methodology.  This approach involves two steps:  (i) estimating reasonable royalty rates for each trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value.  If the fair value is less than the carrying value, then impairment is recognized.

Determining the fair value of intangible assets is highly subjective and requires the use of estimates and assumptions.  The Company uses estimates including estimated future revenues, royalty rates and discount rates, among other factors.  The Company also considers the following factors:

•	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;
•	changes in consumer demand or acceptance of the Company’s brands and products; and
•	other considerations that could affect fair value or otherwise indicate potential impairment.

In addition, facts and circumstances could change, including further deterioration of general economic conditions, customers reducing orders in response to such conditions and increased competition.  These and/or other factors could result in changes to the calculation of the fair value which could result in future impairment of the Company’s remaining intangible assets.  Changes in any one or more of these estimates and assumptions could produce different financial results.

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

Any tax position recognized would be an adjustment to the effective tax rate.  The Company recognizes interest expense and penalties on income tax liabilities in income tax expense on its Consolidated Statement of Earnings/Loss.  The Company recognizes its uncertain tax positions in either accrued income taxes, if determined to be short-term, or other liabilities if determined to be long-term, on its Consolidated Balance Sheet.  For federal tax purposes, the Company’s 2009 through 2011 tax years remain open for examination by the tax authorities under the normal three year statute of limitations, however, the 2006 through 2008 tax years remain open for examination for limited issues.  Generally, for state tax purposes, the Company’s 2008 through 2011 tax years remain open for examination by the tax authorities under a four year statute of limitations.

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

11.           Fair Value of Financial Instruments

On January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which ensures U.S. generally accepted accounting principles are aligned with international accounting standards.  ASU 2011-04 does not modify the requirements for when fair value measurements apply, but rather clarifies how to measure and disclose fair value.  The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position and results of operations.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, outstanding borrowings under the bank lines of credit, current portion of long-term debt, current portion of long-term capital leases, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2012 (in thousands):
		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward exchange contracts – assets	$171	$0	$171	$0
Forward exchange contracts – liabilities	1,057	0	1,057	0
Contingent purchase price (“CPP”) (1)	2,644	0	0	2,644

(1)   See Note O for further discussion of valuation.

The Company’s counterparty (“Counterparty”) to a majority of its forward exchange contracts is a major financial institution.  These forward exchange contracts are measured at fair value by the Counterparty based on a variety of pricing factors, which include the market price of the derivative instrument available in the dealer-market.

During the year ended December 31, 2012, there were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 measurements.  In addition, there were no changes in the valuation technique of assets and liabilities measured on a recurring basis during the year ended December 31, 2012.

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

For the years ended December 31 licensing and other fees earned on sales by foreign licensees and distributors, which are included in revenues and recognized under the accrual basis of accounting, were as follows (in thousands):

	2012	2011	2010
Licensing and other fees	$7,304	$10,229	$8,092

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

13.           Recognition of Revenues and Accounts Receivable – (Continued)

Shipping and handling costs billed to customers are included in revenues and the related costs are included in selling, general and administrative expenses in the Consolidated Statements of Earnings/Loss.  For the years ended December 31 shipping and handling costs were as follows (in thousands):

	2012	2011	2010
Shipping and handling costs	$3,506	$4,311	$3,260

14.           Cost of Goods Sold

Cost of goods sold includes the landed cost of inventory (which includes procurement costs of the Company’s Asian purchasing office and factory inspections, inbound freight charges, broker and consolidation charges and duties), production mold expenses and inventory and royalty reserves.  Cost of goods sold may not be comparable to those of other entities as a result of recognizing warehousing costs within selling, general and administrative expenses.  For the years ended December 31 warehousing costs were as follows (in thousands):

	2012	2011	2010
Warehousing costs	$13,871	$16,511	$13,610

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

16.           Advertising Costs

Advertising costs are generally expensed as incurred and are included in selling, general and administrative expenses.  Advertising costs also include athlete endorsement fees, which are amortized over the contractual terms of the agreements.  For the years ended December 31 advertising costs were as follows (in thousands):

	2012	2011	2010
Advertising costs	$21,437	$47,244	$43,547

The Company engages in cooperative advertising programs with its customers.  The Company recognizes this expense, based on the expected usage of the programs, in advertising expense.

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

17.           Loss per Share

Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if options to issue common stock were exercised.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted loss per share (“EPS”) computations (shares in thousands):

	2012		2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	35,603	$(0.98)	35,510	$(1.98)	35,218	$(1.94)
Effect of Dilutive Stock Options	0	0.00	0	0.00	0	0.00
Diluted EPS	35,603	$(0.98)	35,510	$(1.98)	35,218	$(1.94)

Because the Company had a net loss for the years ended December 31, 2012, 2011 and 2010, the number of diluted shares is equal to the number of basic shares at December 31, 2012, 2011 and 2010, respectively.  Outstanding stock options would have had an anti-dilutive effect on diluted EPS for the years ended December 31, 2012, 2011 and 2010.  Outstanding stock options with either exercise prices or unrecognized compensation cost per share greater than the average market price of a share of the Company’s common stock also have an anti-dilutive effect on diluted EPS and were as follows (shares in thousands):

	2012	2011	2010
Options to purchase shares of common stock	3,668	1,359	1,154
Exercise prices range
Low	$2.76	$8.15	$11.64
High	$34.75	$34.75	$34.75
Expiration dates
Earliest	January 2013	May 2012	December 2012
Latest	November 2022	August 2021	December 2020

18.           Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period.  Compensation cost is not recognized for equity instruments for which employees do not render the requisite service.  The Company determines the grant-date fair value of employee stock options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options.

19.           Other Income/(Expense)

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

Other expense for the year ended December 31, 2010 consists of the recognition of $3,320,000, which represents the net present value of the estimated Palladium CPP, see Note O for further discussion.

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

20.           Recent Accounting Pronouncements

Comprehensive Income

On January 1, 2012, the Company adopted ASU 2011-05, “Presentation of Comprehensive Income,” which allows the Company the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and the total amount for comprehensive income.  The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position and results of operations.

ASU 2013-02, “Comprehensive Income:  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” improves the transparency of reporting reclassifications.  ASU 2013-02 requires the Company to present the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, the Company is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective for reporting periods beginning after December 15, 2012.  The Company does not expect ASU 2013-02 will have a material impact on its financial position and results of operations, however, it may change certain disclosures.

Intangible Asset Impairment Qualitative Assessment

ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” intends to simplify indefinite-lived intangible asset impairment testing.  ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount.  If this qualitative assessment determines that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the entity must review its indefinite-lived intangible asset by quantitative factors.  ASU 2012-02 is effective for interim and annual periods beginning after September 15, 2012.  The Company is currently assessing the impact of ASU 2012-02 on its financial position and results of operations.

NOTE B –	RESTRICTED CASH AND CASH EQUIVALENTS AND RESTRICTED INVESTMENTS AVAILABLE FOR SALE

At December 31, 2012, the Company collateralized certain operational bank accounts at Bank of America and at December 31, 2011, the Company collateralized its Bank of America line of credit with restricted cash and cash equivalents.  The Company’s restricted cash and cash equivalents and restricted investments available for sale at December 31 were as follows (in thousands):

	2012	2011
Restricted cash and cash equivalents	$200	$13,449
Restricted investments available for sale:
U.S. Treasury Notes	0	5,007
Corporate Notes and Bonds	0	4,062
Accrued interest income	0	84
Total restricted investments available for sale	0	9,153
Total restricted cash and cash equivalents and restricted investments available for sale	$200	$22,602

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE B –   RESTRICTED CASH AND CASH EQUIVALENTS AND RESTRICTED INVESTMENTS AVAILABLE FOR SALE – (Continued)

The restricted investments are classified as available for sale and are stated at fair value.  The Company capitalized any premiums paid or discounts received and amortized the premiums or accreted the discounts on a straight-line basis over the remaining term of the security.  At December 31 gross unrealized holding gains and losses were as follows (in thousands):

2011
Gross unrealized holding gains	$8
Gross unrealized holding losses	3

For the years ended December 31 the change in comprehensive income was as follows (in thousands):

	2012	2011	2010
(Decrease)/Increase in comprehensive income	$(3)	$(30)	$34

The Company received proceeds from the sale of restricted investments available for sale and realized gain on sale for the year ended December 31 as follows (in thousands):
2012
Proceeds from sale of restricted investments	$2,015
Realized gain on sale of restricted investments	3

There were no sales of restricted investments available for sale during the years ended December 31, 2011 and 2010.  Realized gains are recognized using the actual cost of the investment.

NOTE C – INVESTMENTS AVAILABLE FOR SALE

The Company’s investments are classified as available for sale and are stated at fair value.  The Company’s investments available for sale at December 31 were as follows (in thousands):

2011
Corporate Notes and Bonds	$2,024
Accrued interest income	33
Total investments available for sale	$2,057

The Company capitalized any premiums paid or discounts received and amortized the premiums or accreted the discounts on a straight-line basis over the remaining term of the security.  At December 31 gross unrealized losses were as follows (in thousands):
2011
Gross unrealized holding losses	$3

For the years ended December 31 the change in comprehensive income was as follows (in thousands):

	2012	2011	2010
Increase/(Decrease) in comprehensive income	$1	$(62)	$36

The Company received proceeds from the sale of investments available for sale and realized gain on sale for the years ended December 31 as follows (in thousands):
	2012	2011	2010
Proceeds from sale of investments available for sale	$1,013	$25,852	$6,002
Realized gain on sale of investments available for sale	0	13	0

Realized gains are recognized using the actual cost of the investment.

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 were as follows (in thousands):

	2012	2011
Building and improvements	$12,541	$12,541
Information systems	22,667	23,191
Furniture, machinery and equipment	9,054	8,523
Total plant and equipment, gross	44,262	44,255
Less accumulated depreciation and amortization	(27,555)	(25,357)
Total plant and equipment, net	16,707	18,898
Land	695	695
Total property, plant and equipment, net	$17,402	$19,593

NOTE E - INTANGIBLE ASSETS

Intangible assets at December 31 were as follows (in thousands):

	2012	2011
Trademarks	$12,649	$12,569
Less accumulated amortization	(1,087)	(1,087)
Total intangible assets	$11,562	$11,482

The change in the carrying amount of intangible assets during year ended December 31 was as follows (in thousands):
	2012	2011
Beginning Balance	$11,482	$18,212
Trademarks acquired	35	0
Impairment losses – trademarks (Note P)	0	(3,150)
Impairment losses – goodwill (Note P)	0	(539)
Impairment losses – K•Swiss goodwill	0	(2,986)
Foreign currency translation effects	45	(55)
Ending Balance	$11,562	$11,482

During 2012, the Company purchased a foreign country trademark right which it did not own for the Palladium brand.

During the second quarter of 2011, after a review of sales, backlog, cash flows and marketing strategy, the Company determined that its investment in the Form Athletics goodwill and trademarks was impaired.  As a result, the Company evaluated the future discounted net cash flows and recognized a full impairment loss of $3,689,000 on the Form Athletics goodwill and trademarks for the year ended December 31, 2011.  During the third quarter of 2011, the Company decided to no longer pursue operating the Form Athletics line of business, see discussion in Note P.

Goodwill impairment of $2,986,000 was recognized on the K•Swiss brand for the year ended December 31, 2011.  During the latter part of 2011 the Company experienced a significant decline in its market capitalization due to a decline in the stock price.  As such, the implied fair value of goodwill was less than the carrying amount of goodwill and it was determined that goodwill was fully impaired.

The Company has performed the annual reassessment and impairment test as of October 1, 2012 of its Palladium intangible assets related to trademarks and determined there was no impairment of its intangible assets.

The Company’s trademark registrations are renewable every 10 years for minimal cost.  The Company continually renews its trademark registrations and evidence supports it has the ability to continue to do so.  The Company believes that its trademarks have an indefinite useful life because it intends to renew its trademarks indefinitely.

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE F - FINANCIAL RISK MANAGEMENT AND DERIVATIVES

At December 31, 2012 forward foreign exchange contracts with a notional value of $26,501,000 were outstanding to exchange various currencies with maturities ranging from January 2013 to September 2013, to sell the equivalent of approximately $4,401,000 in foreign currencies at contracted rates and to buy approximately $22,100,000 in foreign currencies at contracted rates.  These contracts have been designated as cash flow hedges.  At December 31, 2012, 2011 and 2010, the Company did not have any forward foreign exchange contracts that do not qualify as hedges.

The fair value of the Company’s derivatives at December 31 was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2012	2011	Balance Sheet Location	2012	2011
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$171	$1,321	Accrued liabilities	$1,057	$306

The effect of the Company’s derivatives on its Consolidated Statements of Earnings/Loss for years ended December 31 were as follows (in thousands):

Derivatives in Cash Flow	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings (“OCE”) on Derivative (Effective Portion)			Location of Gain/(Loss) Reclassified from OCE into Income	Amount of Gain/(Loss) Reclassified from OCE into Income (Effective Portion)			Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Hedging Relationships	2012	2011	2010	(Effective Portion)	2012	2011	2010	Effectiveness Testing)	2012	2011	2010
Foreign exchange contracts	$(1,266)	$961	$416	Cost of goods sold	$84	$(545)	$(326)	Selling, general and administrative expenses	$(44)	$(20)	$81

NOTE G – BANK LINES OF CREDIT AND OTHER DEBT

The Company’s bank lines of credit, long-term debt, long-term capital leases and outstanding letters of credit at December 31 were as follows (in thousands):

	2012	2011
Bank lines of credit	$998	$9,716
Long-term debt	152	398
Long-term capital leases	293	0
Total bank lines of credit, long-term debt and long-term capital leases	$1,443	$10,114
Outstanding letters of credit, not included above	$378	$280

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE G – BANK LINES OF CREDIT AND OTHER DEBT – (Continued)

Bank Lines of Credit

Outstanding bank lines of credit at December 31 were as follows (dollars and Euros in thousands):
	2012	2011
Secured Variable Rate Lines of Credit with Financial Institutions:
Credit Facility of $35,000 at an interest rate of 4.50% at December 31, 2012, due April 23, 2016 (1)	$0	$0
Bank line of credit of $21,000 at an interest rate of 2.69% at December 31, 2011, due July 1, 2013 (2)	0	9,716
Facility of €4,000, or approximately $5,288, at December 31, 2012, at an interest rate of 0.84%, due December 31, 2012 and approximately $5,182, at December 31, 2011, at an interest rate of 2.13%, due December 31, 2012 (3) (4)	998	0
Facilities of €1,200, or approximately $1,587, at December 31, 2012, at interest rates ranging from 1.39% to 2.57%, due December 31, 2012 and facilities of €1,000, or approximately $1,296, at December 31, 2011, at interest rates ranging from 2.56% to 3.12%, due December 31, 2011 (3) (5)	0	0
Total bank lines of credit	$998	$9,716
Outstanding letters of credit, not included above	$378	$280

(1)	Secured by all assets of K•Swiss Inc., K•Swiss Sales Corp. and K•Swiss Direct Inc. The amount available to borrow on this line of credit at December 31, 2012 was $16,234. See further discussion below.
(2)
Fully secured by cash (or the Company’s restricted cash and cash equivalents and restricted investments available for sale, see Note B).  This facility was fully paid off on April 25, 2012.  See further discussion below.

(3)	These lines of credit are secured by Palladium’s assets including accounts receivable and/or intellectual property rights (i.e. trademarks), as well as Palladium common stock.
(4)	A new facility of €9,000 was entered into as of January 2, 2013. This facility continues indefinitely with three months notice. This is secured by Palladium accounts receivables.
(5)
These lines of credit are renewable every six months.   Subsequent to December 31, 2012 and 2011, these lines of credit were renewed until June 30, 2013 and 2012, respectively, and the maximum facility amount available between January 1 through June 30, 2013 is €1,200 (or approximately $1,587) and the maximum facility amount available between January 1 through June 30, 2012 was €1,000 (or approximately $1,296).

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

Loans made under the Credit Facility bear interest at:

(1)	the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the LIBOR Rate plus 1%, and (iii) Wells Fargo’s prime rate (the “Base Rate”); or
(2)
the rate per annum appearing on Bloomberg L.P.’s Page BBAM1/Official BBA USD Dollar Libor Fixings two Business Days prior to the commencement of the requested Interest Period, for a term and in an amount comparable to the interest period and the amount requested (the “LIBOR Rate”); or

(3)	for loans made in Euros or Pound Sterling, the LIBOR Rate

plus, in each case, the “Applicable Margin.”

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE G – BANK LINES OF CREDIT AND OTHER DEBT – (Continued)

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

At December 31, 2012, the Company was in compliance with its covenants under the Credit Facility.

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

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE G – BANK LINES OF CREDIT AND OTHER DEBT – (Continued)

Long-term Debt

Long-term debt outstanding at December 31 was as follows (dollars and Euros in thousands):
	2012	2011
Secured Fixed Rate Term Loans with Financial Institutions of €800, or approximately $1,058, at December 31, 2012, at an interest rate of 5.42%, due February 2013 and €1,320, or approximately $1,710, at December 31, 2011, with interest rates ranging from 5.42% to 5.84%, due between February 2012 and February 2013 (1)	$151	$394
Accrued interest	1	4
Total long-term debt	$152	$398
Current portion of long-term debt	$152	$250
Long-term debt	$0	$148

(1)    These are secured by Palladium’s assets including accounts receivable and/or intellectual property rights (i.e. trademarks), as well as Palladium common stock.

In accordance with these financing arrangements with the financial institutions, Palladium must meet minimum working capital requirements and is restricted as to the amount of dividends it can pay.  At December 31, 2012, Palladium was in compliance with these debt covenants.

Long-term Capital Leases

Long-term capital leases outstanding at December 31 were as follows (dollars in thousands):

2012
Capital leases for information systems, with interest rates ranging from 2.01% to 11.58%, due between June 2014 and December 2016	$293
Current portion of long-term capital leases	$103
Long-term capital leases	$190

The leased property securing these long-term capital leases at December 31 were as follows (dollars in thousands):

2012
Leased property – Information systems, gross	$381
Less accumulated depreciation	(48)
Total leased property – Information systems, net	$333

  Interest expense

Interest expense incurred on the Company’s bank loans, lines of credit and capital leases and amortization of loan origination costs on the Wells Fargo Credit Facility for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Interest expense	$243	$266	$118

Amounts due under the Company’s lines of credit, term loans and capital leases as of December 31, 2012 were as follows (in thousands):
Year ending December 31,
2013	$1,253
2014	103
2015	51
2016	36
2017	0
Thereafter	0
$1,443

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE H - ACCRUED LIABILITIES

Accrued liabilities at December 31 were as follows (in thousands):

	2012	2011
Compensation	$3,625	$4,118
Advertising	1,586	1,893
Other	6,429	7,489
Total accrued liabilities	$11,640	$13,500

NOTE I - INCOME TAXES

The provision for income tax expense for the years ended December 31 included the following (in thousands):

	2012	2011	2010
Current:
United States
Federal	$1,681	$2,278	$(699)
State	83	144	74
Foreign	826	642	565
Deferred:
United States
Federal	0	12	6,156
State	0	0	1,967
Foreign	607	675	(131)
Total income tax expense	$3,197	$3,751	$7,932

A reconciliation from the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31 were as follows:

	2012	2011	2010
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	5.1	3.9	3.9
Net results of foreign subsidiaries	(8.7)	(9.5)	(6.0)
Valuation allowance	(38.5)	(26.4)	(45.2)
Goodwill impairment	0.0	(1.9)	0.0
Non-deductible executive compensation	0.0	(4.2)	0.0
Other	(3.0)	(3.1)	(1.2)
Total effective tax rate	(10.1)%	(6.2)%	(13.5)%

At any point in time, many tax years are subject to audit by various taxing jurisdictions.  The results of these audits and negotiations with tax authorities may affect tax positions taken by the Company.  Additionally, the Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings.

The federal income tax returns for 2006 through 2009 are currently under various stages of audit by the Internal Revenue Service (“IRS”).  The Company received a Notice of Proposed Adjustment from the IRS for tax years 2006 and 2007 of $7,114,000 (which includes $1,186,000 in penalties).  Interest will be assessed, and at this time it is estimated at approximately $1,879,000.  This issue, which relates to intercompany transfer pricing, has been sent to the IRS Appeal’s office for further consideration.  The Company does not believe that an additional tax accrual is required at this time.

In January 2012, the Company received a Notice of Proposed Adjustment for the 2008 tax year, also regarding intercompany transfer pricing.  The 2008 proposed adjustment is $251,000.  Interest will be assessed, and at this time it is estimated at approximately $40,000.  This issue has been sent to the IRS Appeal’s office for further consideration.  This will not create any additional financial statement impact due to the available U.S. tax losses that may be carried back from the 2010 tax year to the 2008 tax year.

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE I - INCOME TAXES – (Continued)

Also in January 2012, the Company received a Notice of Proposed Adjustment for the 2009 tax year of $496,000 related to the gain on sale of certain Royal Elastics assets.  Interest will not be assessed as the adjustment will reduce the Company’s net operating loss for 2009.  The Company has agreed to this adjustment.  The IRS did not propose an adjustment to the Company’s 2009 intercompany transfer pricing even though the Company’s intercompany transfer pricing methodology has been the same during the 2006 to 2009 period.

The Company does not agree with the 2006 through 2008 adjustments and plans to vigorously defend its position.  The amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  The Company’s material tax jurisdiction is the United States.

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws.  The net non-current deferred income taxes recognized at December 31 were as follows (in thousands):
	2012	2011
Net non-current deferred income tax assets	$2,308	$2,914

Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows (in thousands):
	2012	2011
Assets:
State taxes	$9,620	$5,242
Bad debt reserves	391	454
Inventory reserve and capitalized costs	2,951	2,959
Sales return reserve	546	686
Stock-based compensation	4,374	3,969
Foreign research and development credit	33	28
Alternative minimum tax credit and U.S. foreign tax credit	4,254	3,660
Palladium Contingent Purchase Price	61	77
Federal net operating losses	41,601	30,998
Foreign net operating losses	1,914	2,341
Other	2,538	2,257
Gross deferred tax assets	68,283	52,671
Liabilities:
Depreciation	(3,887)	(3,808)
Other	(451)	(430)
Gross deferred tax liabilities	(4,338)	(4,238)
Valuation allowance:
United States	(61,062)	(45,147)
Foreign	(575)	(372)
Valuation allowance	(61,637)	(45,519)
Net deferred tax asset	$2,308	$2,914

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE I - INCOME TAXES – (Continued)

During 2012, the Company remained in a three year pre-tax cumulative loss position and can no longer support future profitability sufficient enough to realize all of its deferred tax assets in the near future.  The valuation allowance was $61,637,000 and $45,519,000 at December 31, 2012 and 2011, respectively.  At December 31, 2012, the Company’s net deferred tax asset after valuation allowance was $2,308,000 which consisted of U.S. foreign tax credits of $35,000 for the eventual carryback of foreign tax credits to the 2006 tax year as the Company believes it is more-likely-than-not that it will be utilized and foreign net operating losses of $2,273,000 which is related to the pre-acquisition losses of Palladium, a French company, which has an unlimited carryforward period and therefore the Company believes it is more-likely-than-not that the loss carryforward will be utilized.  The ultimate realization of this loss carryforward is dependent upon the generation of future taxable income in France during the periods in which those temporary differences become deductible.  This assessment could change in future periods if the Company does not achieve taxable income in France or projections of future taxable income decline.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The accounting for deferred taxes is based upon an estimate of future operating results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.  If an increase in the valuation allowance in future periods is required, this would result in an increase in the Company’s income tax expense and could materially impact the effective income tax rate in the period recorded.

The Company’s uncertain tax positions were recognized in Other Liabilities on its Consolidated Balance Sheets and at December 31 was as follows (in thousands):
	2012	2011
Uncertain tax positions	$7,827	$7,112
Interest on uncertain tax positions	1,484	1,272
Total uncertain tax positions, gross	9,311	8,384
Less federal income tax benefit	(595)	(568)
Total uncertain tax positions, net	$8,716	$7,816

Income tax expense related to uncertain tax positions for the years ended December 31 was as follows (in thousands):
	2012	2011	2010
Income tax expense related to uncertain tax positions	$715	$810	$137
Interest expense related to uncertain tax positions	212	228	141
Total income tax expense related to uncertain tax positions	$927	$1,038	$278

The Company did not recognize any related penalties for uncertain tax positions for the years ended December 31, 2012, 2011 and 2010.  The Company does not expect its uncertain tax positions to change significantly over the next twelve months.  A reconciliation of the beginning and ending amount of the Company’s uncertain tax positions, gross, at December 31 was as follows (in thousands):
	2012	2011
Beginning balance	$8,384	$7,346
Additions for uncertain tax positions:
Related to uncertain tax positions taken in the current year	715	810
Related to uncertain tax positions taken in prior years	212	228
Ending balance	$9,311	$8,384

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases its principal warehouse facility through January 2015.  In addition, certain property and equipment is leased primarily on a month-to-month basis.  Rent expense for operating leases for the years ended December 31 was as follows (in thousands).

	2012	2011	2010
Rent expense	$7,967	$7,661	$6,550

The Company has entered into endorsement agreements with athletes that are sponsored by the Company through April 2014.  The Company has entered into licensing agreements which require the Company to pay minimum royalties through June 2014.

Future minimum rental payments under leases, future minimum endorsement fees under endorsement agreements, future minimum royalties under licensing agreements and product purchase obligations at December 31, 2012 were as follows (in thousands):

	Year ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Rental payments	$6,803	$5,825	$3,047	$1,739	$1,472	$2,680	$21,566
Endorsement fees	2,948	168	0	0	0	0	3,116
Royalty fees	560	30	0	0	0	0	590
Product purchase obligations (1)	30,891	0	0	0	0	0	30,891
Total	$41,202	$6,023	$3,047	$1,739	$1,472	$2,680	$56,163

(1)   The Company generally orders product four to five months in advance of sales based primarily on advance futures orders received from customers.  Product purchase obligations represent open purchase orders to purchase products in the ordinary course of business that are enforceable and legally binding.

The Company has outstanding letters of credit totaling approximately $378,000 at December 31, 2012.  These letters of credit collateralize the Company’s obligations to third parties for the purchase of inventory.  The letters of credit outstanding at December 31, 2012 have original terms from two to fifteen months.  The fair value of these letters of credit approximates the fees currently charged for similar agreements and is not significant at December 31, 2012 and 2011.

The Company is, from time to time, a party to litigation which arises in the normal course of its business operations.  The Company does not believe that it is presently a party to any such litigation which will have a material adverse effect on its business or operations.

NOTE K - EMPLOYEE BENEFIT PLAN

In 1988, the Company adopted a domestic discretionary contribution profit sharing plan covering all employees meeting certain eligibility requirements.  In 1993, the plan was amended to include a 401(k) plan.  The Company’s contribution into this plan for the years ended December 31 was as follows (in thousands):
	2012	2011	2010
401(k) contributions	$22	$24	$30

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
NOTE L - STOCKHOLDERS’ EQUITY

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

The 1999 Stock Incentive Plan, as amended, authorized the Company to award up to 4,600,000 shares or options to employees and directors of the Company.  The awards have a term of ten years and generally become fully vested between the grant date and the ninth year following the grant date.  At December 31, 2012, there were no awards available for future grants under the 1999 Stock Incentive Plan.

The 2009 Stock Incentive Plan authorized the Company to award up to 3,000,000 shares or options of the Company’s Class A Common Stock to employees and directors of the Company.  The awards have a term of ten years and generally become fully vested between the third and fifth years following the grant date.  At December 31, 2012, approximately 872,000 awards remain available for grant under the 2009 Stock Incentive Plan.

The following table summarizes compensation costs related to the Company’s stock-based compensation plans (in thousands) for the year ended December 31:
	2012	2011	2010
Cost of goods sold	$26	$(124)	$146
Selling, general and administrative expenses	1,005	975	1,592
Pre-tax stock-based compensation expenses	1,031	851	1,738
Income tax (benefit)/expense	(3)	67	(114)
Total stock-based compensation expenses	$1,028	$918	$1,624

There were no capitalized stock-based compensation costs during the years ended December 31, 2012, 2011 and 2010.  The Company recognizes stock-based compensation expense using the graded-vesting attribution method.  The remaining unrecognized compensation expense related to unvested awards at December 31, 2012 was $3,969,000 and the weighted-average period of time over which this expense will be recognized is approximately 2.6 years.  This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate.  In connection with the exercise of options, the Company did not realize any income tax benefit during the years ended December 31, 2012, 2011 and 2010.  There were no modifications to stock option awards during the years ended December 31, 2012, 2011 and 2010.

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

	2012	2011	2010
Expected life (years)	6	6	6
Risk-free interest rate	1.1%	1.4%	2.4%
Expected volatility	53.9%	51.6%	46.0%
Expected dividend yield	0.0%	0.0%	0.0%

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE L - STOCKHOLDERS’ EQUITY – (Continued)

The following table summarizes stock option transactions for 2012, 2011 and 2010 (dollar amounts in thousands, except weighted average exercise price):
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding January 1, 2010	2,772,065	$8.98
Granted	318,300	11.21
Exercised	(241,999)	5.15
Canceled	(89,471)	9.95
Options outstanding December 31, 2010	2,758,895	9.54
Granted	1,178,600	4.41
Exercised	(220,498)	4.82
Canceled	(488,068)	9.79
Options outstanding December 31, 2011	3,228,929	7.95
Granted	949,500	3.34
Exercised	(7,334)	0.73
Canceled	(490,759)	8.10
Options outstanding December 31, 2012	3,680,336	$6.76	6.92	$457

Options exercisable December 31, 2010	1,297,454
Options exercisable December 31, 2011	1,176,050
Options exercisable December 31, 2012	1,191,774	$10.50	3.91	$24

The weighted-average grant-date fair value of stock options granted for the years ended December 31 was as follows:
	2012	2011	2010
Weighted-average grant date fair value	$1.73	$2.18	$5.35

The Company reflects income tax benefits resulting from tax deductions in excess of expense as a financing activity in its Consolidated Statement of Cash Flows.  Cash proceeds and intrinsic value of related stock options exercised for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Proceeds from stock options exercised	$5	$1,062	$1,247
Intrinsic value of stock options exercised	$19	$991	$1,681

The Company issues new shares of Class A Common Stock to satisfy stock option exercises.  Shares that are repurchased under the Company’s current stock repurchase programs will reduce the dilutive impact of the Company’s share-based compensation plans.  Treasury Stock is shown on the Company’s Consolidated Balance Sheet as a reduction to stockholders’ equity at the full purchase price of purchased shares until retired.  Under its stock repurchase program, the Company did not purchase shares of Class A Common Stock during the years ended December 31, 2012 and 2011.

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
NOTE M - CONCENTRATIONS OF CREDIT RISK

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

During the years ended December 31, 2012, 2011 and 2010, there were no customers that accounted for more than 10% of total revenues.  At December 31, 2012 and 2011, approximately 14% and 10%, respectively, of accounts receivable was from one customer, which is fully secured by standby letters of credit. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many geographies.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures, and for international receivables from distributors, the use of letters of credit and letters of guarantee.

NOTE N – SEGMENT INFORMATION

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

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE N – SEGMENT INFORMATION – (Continued)
	2012	2011	2010
Revenues from unrelated entities (1):
United States	$75,872	$116,781	$92,178
EMEA	86,883	88,092	71,720
Other International	60,096	63,484	52,868
Total revenues from unrelated entities	$222,851	$268,357	$216,766

Inter-geographic revenues:
United States	$5,846	$5,680	$4,281
EMEA	47	1,470	6
Other International	177	212	132
Total inter-geographic revenues	$6,070	$7,362	$4,419

Total revenues:
United States	$81,718	$122,461	$96,459
EMEA	86,930	89,562	71,726
Other International	60,273	63,696	53,000
Less inter-geographic revenues	(6,070)	(7,362)	(4,419)
Total revenues	$222,851	$268,357	$216,766

Operating (loss)/profit:
United States	$(20,581)	$(41,206)	$(36,900)
EMEA	(2,986)	(16,075)	(10,939)
Other International	4,737	9,570	5,323
Less corporate expenses (2)	(12,132)	(16,842)	(15,261)
Eliminations	192	563	1,730
Total operating loss	$(30,770)	$(63,990)	$(56,047)

Interest income:
United States	$66	$437	$859
EMEA	21	33	16
Other International	52	66	56
Total interest income	139	536	931
Interest expense:
United States	$805	$50	$369
EMEA	145	267	127
Other International	1	0	0
Total interest expense	951	317	496
Interest (expense)/income, net	$(812)	$219	$435

Income tax expense:
United States	$1,764	$2,433	$7,497
EMEA	1,121	704	182
Other International	312	614	253
Total income tax expense	$3,197	$3,751	$7,932

Provision for depreciation and amortization:
United States	$2,606	$2,563	$2,545
EMEA	489	498	553
Other International	575	550	559
Total provision for depreciation and amortization	$3,670	$3,611	$3,657

Capital expenditures:
United States	$532	$1,184	$853
EMEA	401	1,056	503
Other International	595	464	1,021
Total capital expenditures	$1,528	$2,704	$2,377

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE N – SEGMENT INFORMATION - (Continued)

	2012	2011
Long-lived assets (3):
United States	$14,570	$16,719
EMEA	1,470	1,519
Other International	1,362	1,355
Total long-lived assets	$17,402	$19,593

(1)   Revenue is attributable to geographic regions based on the location of the Company subsidiary.
(2)   Corporate expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting and treasury, information technology and legal which benefit the entire corporation and are not segment/region specific.  The decrease in corporate expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 was due to decreases in compensation and data processing expenses during the year ended December 31, 2012 and to a K•Swiss goodwill impairment charge recognized during the year ended December 31, 2011.  The increase in corporate expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due to a K•Swiss goodwill impairment charge recognized during the year ended December 31, 2011, offset by decreases in legal and data processing expenses.  The decrease in compensation expenses for the year ended December 31, 2012, which include bonus/incentive related expenses and employee recruiting and relocation expenses, resulted primarily from a reduction of salary related expenses and interest expense related to the Company’s deferred compensation plan which was terminated in 2011, offset by an increase in stock option compensation expense.  The decrease in legal expenses was a result of decreases in expenses incurred to defend the Company’s trademarks.  The decrease in data processing expenses was a result of decreases in on-going maintenance expense for the Company’s SAP computer software system.
(3)   Long-lived assets consist of property, plant and equipment, net.

NOTE O – PALLADIUM CONTINGENT PURCHASE PRICE

On May 16, 2008, the Company entered into a Share Purchase and Shareholders’ Rights Agreement (the “Agreement”) by and among an individual, Palladium and the Company providing for the purchase of a 57% equity interest in Palladium from its shareholders for a total purchase price of €5,350,000, or $8,448,000 (including a loan of €3,650,000, or $5,764,000).  On June 2, 2009, the Company entered into Amendment No. 1 to the Agreement providing for the Company to purchase the remaining 43% equity interest in Palladium for €5,000,000 plus a variable future price.  On May 1, 2010, the Company entered into Amendment No. 2 to the Agreement revising the terms of the remaining future purchase price for Palladium to be equal to €3,000,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 2012.  In July 2012, the Company entered into Amendment No. 3 to the Agreement, in which the Company made a payment of €1,443,000, or $1,776,000, and revised the terms of the remaining future purchase price to be equal to the net present value of €1,500,000 plus up to €500,000 based on an amount calculated in accordance with a formula driven by Palladium’s EBITDA for the twelve months ended December 31, 2012.  At December 31, 2012, the CPP calculated in accordance with this formula was €2,000,000, or $2,644,000, and is payable in 2013.

The CPP was determined each quarter based on the current quarter’s projection of Palladium’s EBITDA for the twelve months ended December 31 of the current year.  Excluding the initial recognition of the CPP, any change in CPP was based on the change in net present value of the remaining minimum guaranteed payment and the current quarter’s EBITDA projection, and was recognized as interest income or interest expense during the applicable quarter.  During the second quarter of 2010, the Company recognized the initial fair value of the CPP of $3,320,000, which was recorded in Other Income/(Expense), net on its Consolidated Statement of Earnings/Loss.

The change in the CPP for the years ended December 31 was as follows (in thousands):

	2012	2011	2010
Beginning balance	$3,739	$3,689	$0
Initial recognition of the net present value of the CPP	0	0	3,320
Payment	(1,776)	0	0
Change in net present value of the CPP	681	50	369
Ending balance	$2,644	$3,739	$3,689

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE P – FORM ATHLETICS

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

Pursuant to the Purchase Agreement, the Company was obligated to pay additional cash consideration to certain Members of Form Athletics in an amount equal to Form Athletics’ EBITDA for the twelve months ended December 31, 2012 (“Form CPP”), which was capitalized upon purchase.  The fair value of the Form CPP was determined each quarter based on the net present value of the current quarter’s projection of Form Athletics’ EBITDA for the twelve months ended December 31, 2012.  Any subsequent changes to the Form CPP was recognized as interest income or interest expense during the applicable quarter.

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

The change in the Form CPP for the years ended December 31 was as follows (in thousands):

	2011	2010
Beginning balance	$2,110	$0
Initial recognition of the net present value of the CPP	0	2,110
Change in net present value of the CPP	(2,110)	0
Ending balance	$0	$2,110

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE P – FORM ATHLETICS – (Continued)

The operations for Form Athletics for the years ended December 31 were as follows (in thousands):

	2011	2010
Revenues	$683	$221
Cost of goods sold	1,223	134
Gross (loss)/profit	(540)	87
Selling, general and administrative expenses	3,830	1,435
Impairment on intangibles and goodwill	3,689	0
Operating loss	(8,059)	(1,348)
Interest income, net	2,110	0
Net loss from discontinued operations	$(5,949)	$(1,348)

NOTE Q – QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2012 and 2011 follows (in thousands except for per share amounts):

	First quarter	Second quarter	Third quarter	Fourth quarter	Year
2012
Revenues	$69,318	$44,752	$67,551	$41,230	$222,851
Gross profit	26,257	13,545	24,042	13,281	77,125
Net loss	(6,706)	(11,631)	(1,926)	(14,516)	(34,779)
Loss per share, basic and diluted
Net loss	$(0.19)	$(0.33)	$(0.05)	$(0.41)	$(0.98)

2011
Revenues	$72,441	$65,297	$80,456	$50,163	$268,357
Gross profit	28,522	22,434	28,825	12,841	92,622
Loss from continuing operations	(8,616)	(17,400)	(13,632)	(24,874)	(64,522)
Loss from discontinued operations	(1,226)	(2,626)	(1,786)	(311)	(5,949)
Net loss	(9,842)	(20,026)	(15,418)	(25,185)	(70,471)
Loss per share, basic and diluted
Loss from continuing operations	$(0.25)	$(0.49)	$(0.38)	$(0.70)	$(1.81)
Loss from discontinued operations	(0.03)	(0.07)	(0.05)	(0.01)	(0.17)
Net loss	(0.28)	(0.56)	(0.43)	(0.71)	(1.98)

NOTE R – SUBSEQUENT EVENT

On January 16, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with E-Land World Limited, a corporation organized under the laws of the Republic of Korea (“Parent”), Ian Acquisition Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving as an indirect wholly-owned subsidiary of Parent (the “Merger”).  Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s Class A Common Stock and Class B Common Stock will be converted into the right to receive $4.75 in cash, without interest (the “Merger Consideration”).  Consummation of the Merger is subject to approval of the Merger by 80% of the Company’s voting power, and other customary closing conditions, including expiration or termination of the Hart-Scott-Rodino regulatory waiting period, expiration or termination of the relevant waiting period under the Korean Monopoly Regulation and Fair Trade Act (or approval of the business combination report filed thereunder by the Korean Fair Trade Commission), and the absence of any court order or other legal restraint prohibiting the Merger.  The Merger is expected to close in the second quarter of 2013.

Each option to acquire shares of the Company’s common stock, whether vested or unvested, that is outstanding at the effective time of the Merger will be cancelled in exchange for an amount in cash (without interest) equal to the product of (i) the excess, if any, of the Merger Consideration over the per share exercise price of such option and (ii) the number of shares subject to such option.

K•SWISS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE R – SUBSEQUENT EVENT – (Continued)

In connection with the entry into the Merger Agreement, on January 16, 2013, the Board adopted the K•Swiss Inc. Retention Bonus Plan (the “Plan”).  The Plan provides for the payment of retention bonuses in an aggregate amount not to exceed $1,500,000 to designated employees of the Company (i) who remain employed with the Company or a subsidiary through the close of business on the first anniversary of the closing of the Merger, or (ii) who are terminated by the Company without cause, or by the designated employee with good reason, or due to death or disability, on or after the closing of the Merger and prior to the first anniversary of the closing of the Merger.  Neither the Company’s Chief Executive Officer or his designee are eligible to participate in the Plan.  Administration of the Plan has been delegated to the Company’s Chief Executive Officer (or, if his employment terminates prior to the date all amounts are paid under the Plan, the most senior executive of the Company by position who was an employee of the Company immediately prior to the closing date of the Merger) (the “CEO”).  The CEO, as defined, has discretion to determine the employees who participate in the Plan and the bonus available to each participant, subject to approval of E-Land (which approval may not be unreasonably withheld or delayed).  As of the date hereof, the CEO and E-Land have not determined the participants, but it is expected that some or all of the Company’s named executive officers (other than the Company’s Chief Executive Officer) will participate in the Plan.

On January 22, 2013 a putative class action lawsuit was filed by David Raul as custodian for Malka Raul Utma NY, individually and on behalf of all similarly situated stockholders, in the Court of Chancery of the State of Delaware, C.A. No. 8239-CS, against K•Swiss, the members of the Company’s Board of Directors, and Merger Sub challenging the proposed Merger.  The lawsuit asserts claims for breach of fiduciary duty against the K•Swiss directors and aiding and abetting breach of fiduciary duty against K•Swiss and Merger Sub.  The lawsuit seeks to enjoin the proposed Merger, rescission or rescissory damages if the proposed Merger is consummated, an accounting, costs, attorneys’ and expert fees, and any other relief the court may deem proper.

On January 23, 2013 a putative class action lawsuit was filed by Mark Weiderman, individually and on behalf of all similarly situated stockholders, in the Superior Court of the State of California, County of Ventura, Case No. 56-2013-00430951-CU-BC-VTA, against K•Swiss, the members of the Company’s Board of Directors, and E-Land challenging the proposed Merger.  The lawsuit asserts claims for breach of fiduciary duty against the K•Swiss directors and aiding and abetting breach of fiduciary duty against K•Swiss and E-Land.  The lawsuit seeks to enjoin the defendants from consummating the proposed Merger, an injunction directing the K•Swiss directors to exercise their fiduciary duties to obtain a transaction which is in the best interest of K•Swiss’s stockholders, rescission of the proposed Merger to the extent it is implemented, costs, attorneys’ and expert fees and costs, and other equitable and/or injunctive relief the court may deem proper.

On January 25, 2013 a putative class action lawsuit was filed by Timothy Coyne, individually and on behalf of all similarly situated stockholders, in the Superior Court of the State of California, County of Los Angeles, Case No. BC499935, against K•Swiss, the members of the Company’s Board of Directors, E-Land and Merger Sub challenging the proposed Merger.  The lawsuit asserts claims for breach of fiduciary duty against the K•Swiss directors and aiding and abetting breach of fiduciary duty against E-Land and Merger Sub.  The lawsuit seeks to enjoin the defendants from consummating the proposed Merger and initiating any defensive measures that would inhibit their ability to maximize value for K•Swiss stockholders, rescission or rescissory damages if the Merger is consummated, an accounting, costs, attorneys’ and expert fees, pre-judgment and post-judgment interest, and any other relief the court deems proper.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2012, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2012 are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the S.E.C.’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and “Management’s Report on Internal Control Over Financial Reporting” on pages 41 and 42, respectively.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The directors and executive officers of K•Swiss Inc. (“K•Swiss” or the “Company”) are as follows:

Directors:
Name	Age at December 31, 2012	Director Since
Steven Nichols	70	1987
Lawrence Feldman	70	1987
Stephen Fine	64	2000	(1)
Mark Louie	56	2003
George Powlick	68	1990

(1) Mr. Fine previously served as a director of the Company from 1987 to August 1998.

Executive Officers:
Name	Age at December 31, 2012	Position
Steven Nichols	70	Chairman of the Board, Chief Executive Officer and President
Edward Flora	61	Chief Operating Officer
Lee Green	59	Corporate Counsel
David Nichols (1)	43	Executive Vice President
George Powlick	68	Vice President of Finance, Chief Administrative Officer, Chief Financial Officer, Secretary and Director
Kimberly Scully	45	Corporate Controller
Brian Sullivan	59	Vice President of National Accounts

(1) Mr. David Nichols is the son of Mr. Steven Nichols.

Steven Nichols has been President, Chief Executive Officer and Chairman of the Board of the Company since 1987.  From 1980 to 1986, Mr. Nichols was a director and Vice President—Merchandise of Stride Rite Corp., a footwear manufacturer and holding company.  In addition, Mr. Nichols was President of Stride-Rite Footwear from 1982 to 1986.  From 1979 to 1982, Mr. Nichols served as an officer and President of Stride Rite Retail Corp., the largest retailer of branded children’s shoes in the United States.  From 1962 through 1979, Mr. Nichols was an officer of Nichols Foot Form Corp., which operated a chain of retail footwear stores in New York.  Mr. Nichols’ qualifications to serve on the Board of Directors include his 50 years of experience in the footwear industry, including 26 years as the Company’s Chairman, President and Chief Executive Officer.  This experience, comprehensive knowledge of the footwear industry and intimate knowledge of the Company’s challenges, opportunities and operations provide essential insight and guidance to the Board of Directors regarding the Company’s operations and the footwear industry in which it operates.

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

David Nichols, Executive Vice President since May 2004, has held various positions with K•Swiss since joining the Company in November 1995, including President of K•Swiss Brand, Executive Vice President of K•Swiss Sales Corp., President of K•Swiss Europe BV and President of K•Swiss Direct Inc.

George Powlick has been Vice President of Finance, Chief Financial Officer and Secretary of the Company since January 1988, Director of the Company since 1990, Chief Operating Officer of the Company from September 2004 until January 2009, and Chief Administrative Officer since January 2009.  Mr. Powlick is a certified public accountant and was an audit partner in the independent registered public accounting firm of Grant Thornton LLP from 1975 to 1987.  Mr. Powlick’s qualifications to serve on the Board of Directors include his 25 years of experience at the Company, including a like number of years as the Company’s Chief Financial Officer and Secretary, as well as his 13 years as an audit partner at Grant Thornton LLP.  Mr. Powlick’s experience with and extensive knowledge of accounting principles, financial reporting rules and regulations provides critical financial accounting and reporting knowledge to the Board of Directors.  Additionally, Mr. Powlick’s 25 years at the Company provides the Board of Directors with extensive knowledge of the Company’s operations as well as insight on the Company’s challenges and opportunities.

Kimberly Scully, Corporate Controller since April 2003, joined K•Swiss in April 2003.  Ms. Scully is a certified public accountant.  From 2000 through April 2003, Ms. Scully was the Corporate Controller of SMTEK International, Inc., an electronics manufacturing services provider.  From 1995 through 1999, Ms. Scully was a Corporate Accounting Manager of Home Savings of America, FSB, a $50 billion savings institution, which was acquired in 1998.  From 1989 through 1995, Ms. Scully was an auditor in the independent public accounting firm of KPMG LLP and became an audit manager in 1994.

Brian Sullivan, Vice President of National Accounts since December 1989, joined K•Swiss in December 1989.  From 1986 to 1989, he was Vice President and General Manager of Tretorn, Inc., a manufacturer and distributor of tennis shoes.  From 1984 through 1985, Mr. Sullivan was Vice President of Sales of Bancroft/Tretorn, a tennis shoe manufacturer and distributor and predecessor to Tretorn, Inc.  From 1978 to 1984, Mr. Sullivan held various positions at Bancroft/Tretorn, including Field Salesperson, Marketing and Sales Planning Manager and National Sales Manager.

Lawrence Feldman, a Director of the Company since 1987, has been President of the Rug Warehouse, Inc., a New York City oriental rug retailer and wholesaler, since 1977 and President of Loom & Weave, LLC, a wholesaler of collectible antique textiles and rugs, since 2000.  From 1973 to 1977, Mr. Feldman was Vice President for Design and Product Development at Hart Schaffner & Marx, a clothing manufacturer and retailer.  Mr. Feldman’s qualifications to serve on the Board of Directors include his 40 years in the retail industry, from which he brings to the Board of Directors a broad perspective for understanding the Company’s industry.  Mr. Feldman also has extensive leadership and management experience, including experience derived from his involvement as a director of various not-for-profit organizations.

Stephen Fine, a Director of the Company since 2000, has been a Director, President and Chief Operating Officer of The Biltrite Corporation, a supplier of plastics products used in flooring and industrial applications, since 1985.  From 1982 to 1985, Mr. Fine served as Executive Vice President of Biltrite.  From 1970 to 1982, Mr. Fine held various executive positions with American Biltrite Inc.  Mr. Fine was a Director of Maxwell Shoe Company Inc., a manufacturer of women’s casual and dress footwear from April 1994 to July 2004.  Mr. Fine’s qualifications to serve on the Board of Directors include his 43 years of experience in the footwear business and his extensive leadership and management expertise, including membership on a number of finance and audit committees of non-public companies, as a director for various not-for-profit organizations and as a former director of Maxwell Shoe Company Inc. for over 10 years.

Mark Louie, a Director of the Company since 2003, is a director of Mingxin China Growth Management Company Ltd., a general partner of the Mingly China Growth Fund, LP, a general partner of the Mingxin China Growth Fund II, LP and a director of the Govtor Mingly Growth Venture Capital Company Ltd.; these funds invest primarily in private companies in the Greater China Area.  In connection with his role with Mingly China Growth Fund LP, Mr. Louie has been a director of Baifendian Holdings Inc. Cayman Islands since 2012.  Mingxin China Growth Management Company Ltd. is the manager of Minxin China Growth Fund II, LP, and beginning in March 2012, has been registered with the Securities and Exchange Commission as an Exempt Reporting Advisor.  From April 2006 to February 2012, Mr. Louie was a Managing Director of C. M. Capital Corporation, an Advisor to a Hong Kong based family with investments in the U.S. and throughout the world.  Mr. Louie has been a Managing Member and Chief Financial Officer of TechFund Europe Management, LLC and affiliated entities (“TechFund”), an early stage venture capital investor, since February 2000.  Beginning in February 2004, Mr. Louie provided financial consulting services to various businesses and companies, affiliated with or independent of C. M. Capital Corporation or TechFund.  Mr. Louie is also a member of the Advisory Board of Legato Capital Management, an investment management firm, and a director of Winery Exchange, Inc., a privately held company.  From 1983 to 2000, Mr. Louie was a Vice President in the Investment Banking Division of Goldman Sachs Group, Inc.  Mr. Louie’s qualifications to serve on the Board of Directors include his extensive experience with global companies, his financial expertise and his years of experience providing strategic advisory services to organizations.

Board Leadership

Mr. Steven Nichols currently serves as both Chairman of the Board and Chief Executive Officer.  Combining these roles provides Mr. Nichols with primary responsibility for managing the Company’s business under the oversight and review of the Board of Directors.  The Board of Directors believes this approach is the most appropriate for the Company because it provides the Chief Executive Officer with primary responsibility for implementing the Company’s strategy, directing the work of other officers and leading the implementation of the Company’s Board approved strategic plans.  This structure also results in a single leader being directly accountable to the Company’s Board, and through the Board to its stockholders, and enables the Chief Executive Officer to act as the key link between the Board and other members of management.  The Board also believes this structure is appropriate for the Company as the Chief Executive Officer is the person most knowledgeable about the Company and its business and is therefore in the best possible position to provide guidance for productive Board meetings.  Because the Board also believes that strong, independent Board leadership is a critical aspect of effective corporate governance, in May 2010 the Board appointed Mr. Feldman as Lead Independent Director.  The Lead Independent Director presides at all meetings of the Board at which the Chairman is not present, and at all executive sessions of the independent directors.

Executive Sessions of Independent Directors

During fiscal year 2012, the Company’s independent directors met regularly in executive sessions outside the presence of management and intend to do so in fiscal year 2013 as well.  Such executive sessions are generally held in conjunction with each regularly scheduled meeting of the Board of Directors.  As described above, in May 2010, the Board of Directors appointed Mr. Feldman to preside as Lead Independent Director of these executive sessions.  The independent directors have discussed the issue of executive management succession planning.  Communications to the independent directors may be sent to independent directors c/o Secretary, K•Swiss Inc., 31248 Oak Crest Drive, Westlake Village, California  91361.

The Board’s Role in Risk Oversight

The full Board of Directors oversees the Company’s risk management process.  The Board oversees a Company-wide approach to risk management, designed to enhance stockholder value, support the achievement of strategic objectives and improve long-term organizational performance.  The full Board determines the appropriate level of risk for the Company generally, assesses the specific risks faced by the Company and reviews the steps taken by management to manage those risks. The full Board’s involvement in setting the Company’s business strategy facilitates these assessments and reviews, culminating in the development of a strategic plan that reflects both the Board’s and management’s consensus as to appropriate levels of risk and the appropriate measures to manage those risks.  During this time, risk is assessed throughout the enterprise, focusing on risks arising out of various aspects of the Company’s strategic plan and the implementation of that plan, including financial, legal/compliance, operational/strategic and compensation risks.  In addition to discussing risk with the full Board at least once a year, the independent directors discuss risk management during executive sessions without management present.

While the full Board maintains the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas.  In particular, the Audit Committee focuses on financial risk, including internal controls, and discusses the Company’s risk profile with the Company’s independent registered public accounting firm.  The Audit Committee also reviews potential violations of the Company’s Code of Ethics and related corporate policies.  The Compensation and Stock Option Committee (“Compensation Committee”) periodically reviews compensation practices and policies to determine whether they encourage excessive risk taking.  Finally, the Corporate Governance and Nominating Committee (“Governance Committee”) manages risks associated with the independence of directors and Board nominees.  Pursuant to the Board’s instruction, management regularly reports on applicable risks to the relevant committee or the full Board, as appropriate, with additional review or reporting on risks being conducted as needed or as requested by the Board and its committees.

The Company believes that its leadership structure, as discussed above, supports the risk oversight function of the Board as the use of a combined Chairman and Chief Executive Officer provides open communication between management and the Board and allows all directors to be actively involved in the risk oversight function of the Board.

Independence of the Board of Directors

The Board of Directors has determined that a majority of the Board of Directors, as currently constituted are “independent” in accordance with the Marketplace Rules of The NASDAQ Stock Market as well as the independence standards adopted by the Board of Directors.

The Board of Directors has adopted the following independence standards which comply with the standards of independence set forth in the Marketplace Rules of The NASDAQ Stock Market.  Under these standards of independence, an independent director is a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director; provided that a director will not be considered independent if he or she:

•	is, or at any time during the past three years was, employed by the Company or any of its subsidiaries;

•
has accepted, or has an immediate family member that has accepted, compensation from the Company or any of its subsidiaries in excess of $120,000 during any period of twelve consecutive months within the past three years preceding the determination of independence, other than the following:

(i)	compensation for service on the Board of Directors or any committee of the Board of Directors;

(ii)	compensation paid to a member of the director’s immediate family who is an employee (other than an executive officer) of the Company or any of its subsidiaries; or

(iii)	benefits under a tax-qualified retirement plan, or non-discretionary compensation.

•	is an immediate family member of an individual who is, or at any time during the past three years was, an executive officer of the Company or any of its subsidiaries;

•
is, or has an immediate family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current year or in any of the past three years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than payments arising solely from investment in the Company’s securities or payments under non-discretionary charitable contribution matching programs;

•
is, or whose immediate family member is, an executive officer of another entity where at any time during the last three years any of the Company’s executive officers served on the compensation committee of such entity; or

•
is, or whose immediate family member is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during the past three years.

The Board does not consider donations that do not exceed an aggregate of $100,000 in any twelve consecutive months, made by the Company or the 324 Foundation to a charitable organization in which a director (or an immediate family member thereof) is an employee or member of the board of directors, to interfere with the exercise of that director’s independent judgment.

For purposes of the standards set forth above, “immediate family member” means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home.

Additionally, members of the Audit Committee must not accept, directly or indirectly, any compensation from the Company other than directors’ fees and must not be affiliated persons of the Company (other than by virtue of their directorship).

The Company or the 324 Foundation may from time to time make charitable donations of the type described in the independence standards set forth above.

The Board of Directors has determined that Messrs. Lawrence Feldman, Stephen Fine and Mark Louie are “independent” under these standards.

Stock Ownership and Corporate Governance Guidelines

Pursuant to a recommendation of the Governance Committee in 2005, the full Board of Directors adopted a non-binding stock ownership guideline for directors, recommending that each non-employee director own, no later than December 31, 2010 (or five years after a director first joins the Board of Directors, whichever is later), an amount of Class A Common Stock of the Company equal to four times the cash retainer the Company pays each director for that fiscal year.  The Board of Directors encouraged each director to meet this guideline within the noted timeframe.  At December 31, 2012, none of the non-employee directors met this recommended guideline as a result of a significant decline in the Company’s Class A Common Stock price during recent years.

Prior to accepting any other assignment on the board of directors of a for-profit entity, members of the Board of Directors must seek and receive approval from the Governance Committee.  Additionally, the Governance Committee continues to review and evaluate potential enhancements to the Company’s corporate governance philosophy and structure, including the adoption of corporate governance guidelines.

Meetings of the Board of Directors and Committees

The Board of Directors held eight formal meetings during fiscal year 2012 and took action on three matters by unanimous written consent.  Each Director attended at least 75% of the meetings of the Board of Directors and the Board Committees of which he was a member.  Directors are expected to attend the annual meetings of stockholders.  Last year all directors attended the annual meeting of stockholders.

The Board of Directors has the following separately-designated standing committees:  the Compensation Committee, the Audit Committee and the Governance Committee.

Compensation and Stock Option Committee

The Compensation Committee is currently composed of Messrs. Feldman, Fine (Chairman) and Louie.  The Board of Directors has determined that Messrs. Feldman, Fine and Louie are “independent” under the Marketplace Rules of The NASDAQ Stock Market as well as the independence standards adopted by the Board of Directors.  This Committee met five times during fiscal year 2012.

The Compensation Committee’s purpose is to discharge the responsibilities of the Board of Directors relating to the compensation of the Company’s executive officers and produce the annual report on executive compensation for inclusion in the Company’s Form 10-K.  The duties and responsibilities of the Compensation Committee, which are set forth in detail in its charter, include, among other duties, the responsibility to:

•
administer and make recommendations to the Board of Directors with respect to the Company’s incentive-based compensation and equity-based compensation plans, including the directors’ compensation plans;

•
review and approve corporate goals and objectives relevant to the compensation of the Chief Executive Officer, evaluate the Chief Executive Officer’s performance in light of those goals and objectives, and set the Chief Executive Officer’s compensation level based on this evaluation;

•
oversee the Company’s overall compensation structure, policies and programs with respect to the executive officers (other than the Chief Executive Officer) disclosed in the Summary Compensation Table and assess whether that compensation structure establishes appropriate incentives for such executive officers; and

•	perform such other duties and responsibilities as are consistent with the purpose of the Compensation Committee and as the Board of Directors or the Compensation Committee deems appropriate.

In overseeing these plans, the Compensation Committee may delegate any of the foregoing duties and responsibilities to a subcommittee of the Compensation Committee consisting of not less than two members of the committee.  The Chief Executive Officer and Chief Financial Officer are active in setting compensation packages.  See discussion in “Item 11. Executive Compensation – Compensation Discussion and Analysis.”

The Compensation Committee has the authority to retain, at the expense of the Company, such outside counsel, experts, and other advisors as it determines appropriate to assist it in the full performance of its functions, including sole authority to retain and terminate any compensation consultant used to assist the Compensation Committee in the evaluation of director, Chief Executive Officer or senior executive compensation, and to approve the consultant’s fees and other retention terms.  In fiscal year 2012, the Compensation Committee did not retain any such compensation consultants.

During fiscal year 2012, the Compensation Committee assessed the risks, if any, arising from the Company’s compensation policies and practices for its employees.  In performing its risk assessment, the Compensation Committee considered the following:

•
the fixed (or salary) portion of compensation is designed to provide steady income regardless of Company performance so that executives do not feel pressured to focus exclusively on Company performance to the detriment of other performance indicators or long-term goals;

•
the variable (Economic Value Added (“EVA”) awards) portion of compensation is designed to reward both short-term and long-term corporate performance.  For short-term performance, the EVA awards are based on increases in economic profit (as discussed in “Item 11. Executive Compensation – Compensation Discussion and Analysis – EVA Incentive Program”) and capped where the remainder is set aside for potential future payout.  For long-term performance, EVA awards may be paid out in a down year, thus extending the time horizon forward when making business decisions; and

•
the variable (equity) portion of compensation is designed to reward long-term corporate performance.  Stock option awards generally vest over a three to five year period and are valuable if the Company’s stock price increases with time.

The Compensation Committee charter is available on K•Swiss’ website at www.kswiss.com.

Audit Committee

The Audit Committee is currently composed of Messrs. Feldman (Chairman), Fine and Louie.  The Board of Directors has determined that Messrs. Feldman, Fine and Louie are “independent” under the Marketplace Rules of The NASDAQ Stock Market as well as the independence standards adopted by the Board of Directors and also meet the requirements set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Board of Directors has determined that Mr. Louie qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.  The Audit Committee charter is available on K•Swiss’ website at www.kswiss.com.  This committee met seven times during fiscal year 2012.

Corporate Governance and Nominating Committee

The Governance Committee is currently composed of Messrs. Feldman (Chairman), Fine and Louie.  The Board of Directors has determined that Messrs. Feldman, Fine and Louie are “independent” under the Marketplace Rules of The NASDAQ Stock Market as well as the independence standards adopted by the Board of Directors.  The Governance Committee charter is available on K•Swiss’ website at www.kswiss.com.  This committee met once during fiscal year 2012.

Annual Evaluations and Director Education

Pursuant to the terms of their charters, each of the Compensation, Audit and Governance Committees evaluate their respective performance and assess the adequacy of their respective charters annually.  Additionally, the Company’s policy is to provide an orientation process for new directors, including a review of background material on the Company, meetings with senior management and a briefing on key issues facing the Company.

Code of Ethics

The Company has adopted a “Code of Ethics,” which is applicable to the Company’s directors, the Chief Executive Officer and senior financial officers, including the Chief Financial Officer and Principal Accounting Officer.  The Company has also adopted a “Code of Ethics” which is applicable to directors, officers and employees.  Both “Codes of Ethics” are available on K•Swiss’ website at www.kswiss.com.  The Company intends to post amendments to or waivers under the Codes of Ethics at this location on its website.  Upon written request, the Company will provide a copy of the “Codes of Ethics” free of charge.  Requests should be directed to K•Swiss Inc., 31248 Oak Crest Drive, Westlake Village, California 91361, Attention:  George Powlick, Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who beneficially own more than 10 percent of the outstanding Class A Common Stock, and any person subject to Section 16 of the Exchange Act because of the requirements of Section 30 of the Investment Company Act, to file with the Securities and Exchange Commission and the Company reports of ownership and changes in beneficial ownership of their equity securities of the Company on Form 3, Form 4 and Form 5, as appropriate.  Based solely upon the Company’s review of the information received, the Company believes that, during the year ended December 31, 2012, all persons complied with such filing requirements on a timely basis and there are no unreported filing failures from prior years.

Communications with the Board of Directors

Any stockholder interested in communicating with members of the Board of Directors, any of its committees, the independent directors as a group or the Board of Directors as a whole, may send written communications to the Board of Directors or any of the directors to K•Swiss Inc., 31248 Oak Crest Drive, Westlake Village, California  91361, Attention:  George Powlick, Secretary.  Communications received in writing are forwarded to the Board of Directors or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening, illegal, does not reasonably relate to the Company or its business, or is similarly inappropriate.  The Secretary has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview and Compensation Philosophy

The Company operates in an industry that is highly competitive.  There are several footwear marketers, including companies that are larger and have substantially greater resources (financial and otherwise) than the Company, with whom the Company competes for executive talent.  The personnel the Company strives to attract, retain and motivate are often in high demand among these footwear companies and other branded consumer goods companies, and have competing employment opportunities.  As a result, the Company must offer attractive compensation packages to new employees as well as offer incentives to motivate and retain existing employees.

The Company’s philosophy is to maintain compensation programs which attract, retain and motivate executive management with economic incentives which are directly linked to financial performance and increased stockholder value.  The key elements of the Company’s executive compensation program consists of a base salary, an annual bonus program directly linked to individual and overall Company performance and stock incentive awards intended to encourage the achievement of superior results over time and to further align executive officer and stockholder economic interests.  Other elements of executive compensation include participation in broad-based welfare benefit programs and certain limited perquisites.  The Company has no agreements with its named executive officers that require payments to be made upon a change-in-control of the Company, and, with the exception of the Company’s employment agreement with the Chief Executive Officer, the Company has no agreements or other arrangements with its named executive officers that require payments to be made upon a termination of a named executive officer’s employment with the Company for any reason.

The Compensation Committee is responsible for discharging the responsibilities of the Board of Directors relating to the compensation of the Company’s named executive officers listed in the Summary Compensation Table below.  The Compensation Committee administers the Company’s incentive-based compensation and equity-based compensation plans, reviews and approves corporate goals and objectives relevant to the Company’s compensation of the Chief Executive Officer and the other named executive officers, evaluates their performance in light of these goals and objectives, and sets their compensation levels and the size and vesting period of stock-based awards based on this evaluation.

The Compensation Committee is also responsible for approving stock option and other stock incentive awards, reviewing and approving the design of other benefit plans and reviewing and recommending employment and severance agreements, including change-in-control provisions, plans or agreements for all executive officers.

Since early 2009, the Company curtailed its annual salary adjustment to all employees, with certain exceptions due to reasons such as, but not limited to, increased job responsibilities, and since 2009, substantially reduced bonuses for all employees in an effort to limit expenses.  In addition, the named executive officers have not earned any bonuses under the Company’s EVA Incentive Program over the past three years as performance targets were not met in fiscal years 2012, 2011 and 2010.

Base Salary

The salaries of the Company’s named executive officers were established at the outset of each named executive officers’ employment with the Company by considering the salaries of similar executives of comparably-sized companies both within and outside the industry in which the Company operated at that time.  This market information regarding salaries generally has been provided to the Company on a case-by-case basis by executive search firms that the Company retains when hiring new executive officers; the last such review took place in 2003.  The Compensation Committee does not benchmark salaries on an annual basis.

The base salary of the Chief Financial Officer is reviewed annually by the Chief Executive Officer, while base salaries of the other named executive officers are reviewed annually by the Chief Executive Officer and Chief Financial Officer.  While increases to base salaries may be approved on the basis of, among other attributes, the individual’s past performance and future potential, in general, increases made to base salaries are a cost of living increase.  The reason for limiting increases in base salaries to cost of living adjustments is to emphasize incentive-based compensation over base salaries and thereby continually motivating the Company’s named executive officers.  None of the named executive officers received a salary increase in fiscal year 2012 as a result of the corporate mandate to freeze salaries in the Company’s efforts to limit expenses with the exception of Ms. Scully.  In addition, effective October 1, 2011, Messrs. S. Nichols, D. Nichols and Powlick voluntarily decreased their base salaries by 10% in order to further enhance the Company’s additional efforts to limit expenses.  In addition, effective March 1, 2012, Mr. S. Nichols further reduced his salary by $50,000 per year.

In December 2010, the Board of Directors approved a five year employment agreement with Mr. S. Nichols commencing January 1, 2011 and ending December 31, 2015 (the “Employment Agreement”).  Under the Employment Agreement, Mr. S. Nichols is entitled to receive annual cost of living increases each year commencing in 2012.  As noted above, Mr. S. Nichols did not receive a salary increase in 2012 or 2011 and voluntarily reduced his fiscal year 2011 salary by 10% as of October 1, 2011 and further reduced his salary by $50,000 per year as of March 1, 2012.

EVA Incentive Program

The Company maintains the EVA Incentive Program, which rewards participants for increases in Economic Profit generated from one year to the next.  Economic Profit is the Company’s net operating profit after taxes minus a charge for operating capital.  Participants in the EVA Incentive Program are individuals who most influence the Company’s strategic direction, long-term growth and profitability.  With the exception of Ms. Scully, whose position makes her ineligible to participate in the EVA Incentive Program, all named executive officers participate in the EVA Incentive Program.  The objectives of the EVA Incentive Program are:

•	To link the creation of stockholder value with individual and group goals;

•	To recognize and reward individual performance based on absolute and relative contributions; and

•	To provide an award opportunity as part of a competitive total compensation program to enable the Company to attract, retain and motivate its named executive officers.

The Compensation Committee believes that Economic Profit represents a key financial indicator of stockholder value and is an appropriate measure of the Company’s financial performance as it recognizes and motivates individual performance and promotes long-term strategic planning for the Company’s future.  The EVA Incentive Program is a formula driven incentive plan that is based on two factors which have been approved by the Compensation Committee:

(1)
A Target Bonus, which is a percentage of the named executive officer’s base salary (the percentages for the named executive officers are as follows:  Steven Nichols – 60%, David Nichols – 40%, George Powlick – 50% and Brian Sullivan – 30%.  The Target Bonus percentage for each named executive officer was determined by the Compensation Committee based upon a number of factors, including each named executive officer’s position, job responsibilities and ability to impact the Company’s performance.  The Target Bonus amounts for fiscal year 2012 are set forth in the Grants of Plan Based Awards table below); and

(2)
A Financial Performance Factor, that corresponds to increases or decreases in Economic Profit; this Financial Performance Factor can be positive or negative and determines whether and to what extent each named executive officer will receive their Target Bonus.  The Financial Performance Factor is based on the following two criteria:

a.
EVA Improvement – is the measure used to determine a return on investment.  It is the difference between the prior year’s Economic Profit and the current year’s Economic Profit minus the EVA Improvement Target for the year (for fiscal year 2012, the EVA Improvement Target for Messrs. S. Nichols, D. Nichols and Powlick was $2,500,000 and for Mr. Sullivan was $1,500,000) (see discussion below as to the determination of the EVA Improvement Target); and

b.
EVA Interval – establishes the extent to which the participant will be rewarded or penalized if actual performance is better or worse (for fiscal year 2012, the EVA Interval for Messrs. S. Nichols, D. Nichols, Powlick and Sullivan was $4,000,000) (see discussion below as to the determination of the EVA Interval).

The EVA Interval is divided into the Excess (Deficit) EVA Improvement, which is the Performance Multiple.  The Performance Multiple plus one (1) is the Financial Performance Factor.

The Target Bonus multiplied by the Financial Performance Factor determines the Bonus Declaration.  Each year, the Bonus Declaration, which may be positive or negative, is placed in a notional account called the EVA Bank from which the EVA Award is made to the named executive officers.  The EVA Bank:

•	Links cumulative pay to cumulative performance by reserving a portion of negative or exceptionally positive Bonus Declarations;

•	Consistently extends the named executive officer’s time horizon forward when making business decisions; and

•	Counterbalances the ups and downs of the business cycle.

The annual EVA Award payment to each participant is equal to the participant’s EVA Bank balance, if the EVA Bank balance is less than or equal to the participant’s Target Bonus.  If the EVA Bank balance is greater than the Target Bonus, the bonus payment will equal the Target Bonus plus one third of any excess EVA Bank balance after the payment of the Target Bonus, limited to an additional amount equal to one times the Target Bonus.  Therefore, the maximum bonus payment in any given year to any participant is limited to two times their Target Bonus.  In addition, a participant may not be paid more than $2,000,000 under the EVA Incentive Program in any given year.  Any remaining EVA Bank balances are carried forward to the next year and are subject to forfeiture if the named executive officer leaves the Company or reduction if there are decreases in subsequent years’ Economic Profit.  The EVA Incentive Program is designed with the intention that amounts paid under it will qualify as “performance-based” compensation within the meaning of Section 162(m) of the Internal Revenue Code.  Adjustments to the EVA Improvement Target and EVA Interval may be made from time to time as determined appropriate by the Compensation Committee.  To date, the EVA Improvement Target and EVA Interval have not been adjusted from the levels set in 2005, despite the economic downturn and other macroeconomic issues affecting operating performance.

For fiscal years 2010, 2011 and 2012, each participating named executive officer’s Bonus Declaration was either negative or zero as Economic Profit was negative for these respective years, and the EVA Bank balances for each named executive officer was zero at December 31, 2010, 2011 and 2012, therefore each participating named executive officer did not receive a 2010, 2011 or 2012 EVA Award.

Bonuses

From time to time, special discretionary cash bonuses may be made to named executive officers based on a number of different factors, however, as discussed above, the Company generally relies on incentive-based compensation to motivate its named executive officers.  Mr. Sullivan’s monthly compensation has historically included an advance of his potential EVA bonus.  When his EVA Bank was exhausted, the advance of his potential bonus continued based on Mr. Sullivan’s position and responsibilities.  This benefit has been provided to normalize Mr. Sullivan’s cash flow for compensation in recognition of his position, past performance and relationships with major customers.  The advance will be recouped if EVA Awards are earned and paid out in the future.  For fiscal years 2010, 2011 and 2012, the Chief Executive Officer and Chief Financial Officer also considered the overall contributions of Ms. Scully to the Company, based on a number of subjective factors including dedication evidenced through additional effort beyond normal requirements and approved a discretionary bonus for her in an amount that the Chief Executive Officer and Chief Financial Officer determined was appropriate given her position.  Since Ms. Scully is not eligible to participate in the EVA Incentive Program, the discretionary cash bonus was the only annual bonus awarded to Ms. Scully.  For fiscal year 2012, no other bonuses were awarded to named executive officers.  These bonuses are shown in the Summary Compensation Table below.

Stock Incentive Plan

The Compensation Committee approves grants of all stock options to named executive officers based to a lesser extent upon a subjective evaluation of their past individual contribution to the Company in relation to their job responsibilities and to a greater extent upon a subjective evaluation of their future ability to influence the Company’s long-term growth and profitability.  Stock option grants are not automatically granted every year.  They are granted when the Compensation Committee believes they have greater potential to positively impact employee retention.  When making grant decisions, the number of stock options already held by a named executive officer is considered.  The primary purpose of this component of compensation is alignment of recipient interests to stockholder interests and retention of key employees.  The Compensation Committee makes the determination of the appropriate grant size with respect to the Chief Executive Officer and Chief Financial Officer.  To assist the Compensation Committee in its determination, the Chief Executive Officer and the Chief Financial Officer make recommendations as to the appropriate grant size for the other named executive officers.  The grant size is determined, in each case, by reference to the named executive officer’s position, job responsibilities and ability to impact the Company’s performance.  Options are granted at current market values (NASDAQ’s closing price of the Company’s Class A Common Stock on the date of grant) and generally vest over a three to five year period or longer after the date of option grant.  The Compensation Committee may make exceptions to its general practice with respect to the vesting of stock option grants in special cases, for example, as a means to incentivize new hires to join the Company.

In fiscal year 2012, a review of total compensation for the named executive officers was performed and the Compensation Committee determined, based on the factors discussed above, to issue new stock options to certain named executive officers.  The amount of the option grants and vesting periods were determined primarily based on responsibilities and perceived relative future contributions to the Company.  In addition these stock option grants were primarily used for retention purposes because the relatively low stock price at the time rendered all stock options granted prior to November 2011 valueless.

401(k) and Profit Sharing Plan

The 401(k) and Profit Sharing Plan (the “Plan”) is a tax-qualified defined contribution plan in which all U.S.-based personnel meeting certain age and length of employment criteria are eligible to participate.  Under the 401(k) portion of the Plan, the Company makes non-discretionary matching contributions in an amount equal to 33.33% of the employee contribution, subject to a maximum of $250 of eligible compensation contributed to the Plan.  Under the Profit Sharing portion of the Plan, the Company may make annual discretionary profit sharing contributions in an amount determined by the Board of Directors.  The named executive officers participate in the Plan and receive matching 401(k) and profit sharing contributions thereunder to the same extent as other U.S.-based personnel of the Company.

Non-Qualified Deferred Compensation Plan

In 1997, the Company established a Deferred Compensation Plan that accepted deferrals of salaries and/or bonuses for certain named executive officers for fiscal years 1998 through 2000.  Irrevocable elections relating to the deferral amounts and distribution dates were made by each participant before the beginning of each plan year.  No deferrals have been accepted since the 2000 plan year.  During the third quarter of 2011, the Company terminated its Deferred Compensation Plan with an effective date of September 30, 2011.  Amounts were paid to participants in October 2011.

Perquisites and Other Personal Benefits

The Company provides certain named executive officers with perquisites and other personal benefits that the Compensation Committee determines are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions.  The Compensation Committee periodically reviews the levels of other personal benefits provided to named executive officers.

Certain named executive officers are provided either use of a Company automobile or a car allowance.  Certain named executive officers have certain insurance premiums fully paid by the Company and participate in a Medical Expense Reimbursement plan.  The perquisites provided to the named executive officers during fiscal years 2010, 2011 and 2012 are shown in the Summary Compensation Table below.

Termination Arrangements

The Company has no agreements with its named executive officers that require payments to be made upon a change-in-control of the Company, and, with the exception of the Employment Agreement, the Company has no agreements or other arrangements with its named executive officers that require payments to be made upon a termination of the named executive officer for any reason.  The termination payments available to Mr. S. Nichols upon certain termination events are disclosed in the Termination Payments discussed below.

2011 “Say-on-Pay” Advisory Vote on Executive Compensation

The Company provided stockholders a “say-on-pay” advisory vote on its executive compensation in June 2011 under recently adopted rules.  At the Company’s 2011 Annual Meeting of Stockholders, stockholders expressed substantial support for the compensation of the Company’s named executive officers, with over 99% of the votes cast for approval of the “say-on-pay” advisory vote.  The Compensation Committee carefully evaluated the results of the 2011 annual advisory “say-on-pay.”  The Compensation Committee also considers numerous other factors in evaluating the Company’s executive compensation program as discussed in this Compensation Discussion and Analysis.  While each of these factors formed the Committee’s decisions regarding the named executive officers’ compensation, the Compensation Committee did not implement changes to the Company’s executive compensation program as a result of the stockholder advisory vote.

Tax Implications

The Compensation Committee intends to design the Company’s compensation programs to conform with Section 162(m) of the Internal Revenue Code and related regulations so that total compensation paid to its named executive officers will not exceed $1,000,000 in any one year, except for compensation payments that qualify as “performance-based.”  However, the Company may pay compensation which is not deductible in limited circumstances when the Compensation Committee or the Board of Directors determines it is in the best interests of the Company to do so.

Fiscal Years 2010, 2011 and 2012 Summary Compensation Table

The following table sets forth information with respect to total compensation paid by the Company during the years ended December 31, 2010, 2011 and 2012 to the individuals set forth below, who are referred to as the “named executive officers.”
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compen-sation ($) (3)	Change in Pension Value and Nonqualified Deferred Compen-sation Earnings ($) (4)	All Other Compen- sation ($) (5)	Total ($)
Steven Nichols	2012	$823,499	$—	$153,353	$—	$—	$42,858	$1,019,710
President and Chief Executive	2011	937,267	—	196,136	—	87,977	42,274	1,263,654
Officer	2010	961,299	—	7,303	—	115,583	41,557	1,125,742
David Nichols	2012	265,496	—	115,015	—	—	9,054	389,565
Executive Vice President	2011	287,621	—	67,412	—	—	8,971	364,004
	2010	294,996	—	7,303	—	—	8,059	310,358
George Powlick	2012	282,113	—	115,015	—	—	20,384	417,512
Vice President of Finance, Chief	2011	305,623	—	67,412	—	62,005	15,507	450,547
Financial Officer, Chief Administrative Officer and Secretary	2010	313,459	—	7,303	—	79,700	14,641	415,103
Kimberly Scully	2012	187,482	22,637	38,338	—	—	713	249,170
Corporate Controller	2011	179,489	17,500	47,686	—	—	760	245,435
	2010	180,612	10,000	51,790	—	—	471	242,873
Brian Sullivan	2012	207,571	25,946	—	—	—	19,767	253,284
Vice President – National	2011	207,571	25,946	7,130	—	6,721	18,154	265,522
Accounts	2010	207,571	25,946	10,954	—	8,830	17,457	270,758

(1)	Represents discretionary bonus paid during the years ended December 31, 2012, 2011 and 2010.

(2)
Represents the aggregate grant date fair value of stock option awards for the years ended December 31, 2012, 2011 and 2010 calculated in accordance with Accounting Standards Codification (“ASC”) No. 718, “Compensation – Stock Compensation,” which is discussed in Note L in the Company’s Consolidated Financial Statements.  The relevant assumptions used in this valuation are based on the following:

Option Grant Date	Expected Life (years)	Expected Volatility	Risk Free Rate	Expected Dividend Yield
March 2, 2010	6	44.9	2.7	—
May 18, 2010	6	46.9	2.5	—
February 17, 2011	6	47.0	2.7	—
September 14, 2011	6	50.3	1.5	—
November 15, 2011	6	52.9	1.2	—
February 28, 2012	6	53.7	1.1	—

(3)
Represents the EVA Award.  There were no payments of EVA Awards for the years ended December 31, 2012, 2011 and 2010 to the named executive officers.  The balances in the EVA Bank accounts at the end of 2012, 2011 and 2010 were zero for all of the named executive officers.

(4)
Represents above-market interest earned on deferred compensation.  The interest rate earned on deferred compensation was discretionary and was determined by Mr. S. Nichols and was 7% for Messrs. S. Nichols and Sullivan and 8% for Mr. Powlick for the year ended December 31, 2011 and 8% for Messrs. S. Nichols and Sullivan and 9% for Mr. Powlick for the year ended December 31, 2010.  During the third quarter of 2011, the Company terminated its Deferred Compensation Plan, effective September 30, 2011.

(5)	All other compensation consists of the following:

Name	Year	Profit Sharing Contribution ($)	401(k) Matching Contri- bution ($)	Medical Insurance Premiums ($)	Medical Expense Reim- burse- ment ($)	Term Life and Disability Insurance Premiums ($)	Company- Provided Automobile or Automobile Allowance ($)	Total All Other Compen- sation ($)
Steven Nichols	2012	$681	$250	$16,431	$5,500	$17,513	$2,483	$42,858
	2011	775	250	16,248	5,500	17,513	1,988	42,274
	2010	308	250	15,989	5,500	17,513	1,997	41,557
David Nichols	2012	681	250	8,123	—	—	—	9,054
	2011	775	250	7,946	—	—	—	8,971
	2010	308	250	7,501	—	—	—	8,059
George Powlick	2012	681	—	1,679	5,500	12,524	—	20,384
	2011	775	—	1,649	5,500	7,583	—	15,507
	2010	308	250	1,792	5,500	6,791	—	14,641
Kimberly Scully	2012	463	250	—	—	—	—	713
	2011	510	250	—	—	—	—	760
	2010	221	250	—	—	—	—	471
Brian Sullivan	2012	663	250	4,954	4,000	—	9,900	19,767
	2011	729	250	4,775	4,000	—	8,400	18,154
	2010	286	250	4,521	4,000	—	8,400	17,457

Fiscal Year 2012 Grants of Plan Based Awards

The following table sets forth information with respect to the Company’s EVA Incentive Program and equity-based awards to purchase the Company’s Class A Common Stock granted during the year ended December 31, 2012 pursuant to the Company’s 2009 Stock Incentive Plan to the named executive officers.  Actual payments under the EVA Incentive Program for the year ended December 31, 2012 were zero as shown on the Summary Compensation Table, above.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Option Awards Number of	Exercise or Base Price of Option	Grant Date Fair Value of
Name	Grant Date	Target ($) (2)	Maximum ($) (3)	Securities Underlying Options (#)	Awards ($/Share)	Option Awards ($) (4)
Steven Nichols (5)	2/28/2012	$494,099	$988,198	—	$—	$—
		—	—	200,000	3.39	153,353
David Nichols (5)	2/28/2012	106,198	212,396	—	—	—
		—	—	150,000	3.39	115,015
George Powlick (5)	2/28/2012	141,057	282,114	—	—	—
		—	—	150,000	3.39	115,015
Kimberly Scully (6)	2/28/2012	—	—	50,000	3.39	38,338
Brian Sullivan (7)		62,271	124,542	—	—	—

(1)
The information presented relates to the Company’s EVA Incentive Program discussed above.  The EVA Incentive Program does not have a threshold, but rather, is based on a continuous scale according to which the payout can be zero.  Accordingly, no threshold column is shown.

(2)
Each named executive officer participating in the EVA Incentive Program has a bonus target which is a percentage of current salary (the percentages for the named executive officers are as follows:  Messrs. S. Nichols – 60%, D. Nichols – 40%, Powlick – 50% and Sullivan – 30%).

(3)	This represents the maximum amount that can be paid out in any given year, equal to two times the Bonus Target.

(4)
Represents the grant date fair value of stock option awards for the year ended December 31, 2012 calculated in accordance with ASC No. 718, which is discussed in Note L in the Company’s Consolidated Financial Statements.

(5)	The EVA Improvement Target is $2,500,000 and the EVA Interval is $4,000,000.

(6)	Ms. Scully does not participate in the EVA Incentive Program.

(7)	The EVA Improvement Target is $1,500,000 and the EVA Interval is $4,000,000.

Outstanding Equity Awards at Fiscal Year End 2012

The following table sets forth information with respect to option awards, granted under the 1999 and 2009 Stock Incentive Plans, held by the named executive officers as of December 31, 2012.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (1)	Option Expiration Date (2)
Steven Nichols	8/02/2004	50,000	—	$16.18	8/02/2014
	3/04/2008	26,667	13,333	12.19	3/04/2018	(3)
	3/09/2009	50,000	—	7.17	3/09/2019
	3/02/2010	—	2,000	9.90	3/02/2020	(3)
	2/17/2011	—	50,000	9.98	2/17/2021	(4)
	11/15/2011	—	50,000	2.87	11/15/2021	(3)
	2/28/2012	—	200,000	3.39	2/28/2022	(3)
David Nichols	7/25/2003	40,000	—	15.62	7/25/2013
	3/04/2008	20,000	10,000	12.19	3/04/2018	(3)
	3/09/2009	250,000	—	7.17	3/09/2019
	3/02/2010	—	2,000	9.90	3/02/2020	(3)
	11/15/2011	—	100,000	2.87	11/15/2021	(3)
	2/28/2012	—	150,000	3.39	2/28/2022	(3)
George Powlick	7/25/2003	40,000	—	15.62	7/25/2013
	5/06/2004	5,000	—	17.26	5/06/2014
	9/27/2004	40,000	—	17.01	9/27/2014
	3/04/2008	—	30,000	12.19	3/04/2018	(5)
	3/09/2009	100,000	—	7.17	3/09/2019
	3/02/2010	—	2,000	9.90	3/02/2020	(3)
	11/15/2011	—	100,000	2.87	11/15/2021	(3)
	2/28/2012	—	150,000	3.39	2/28/2022	(3)
Kimberly Scully	3/20/2003	14,000	—	10.50	3/20/2013
	7/25/2003	4,000	—	12.19	7/25/2013
	10/22/2003	4,000	—	12.19	10/22/2013
	5/06/2004	10,000	—	12.19	5/06/2014
	10/26/2004	—	5,000	12.19	10/26/2014	(6)
	3/04/2008	3,334	6,666	12.19	3/04/2018	(7)
	3/09/2009	3,334	6,666	6.52	3/09/2019	(3)
	3/02/2010	—	3,000	9.90	3/02/2020	(3)
	5/18/2010	—	10,000	12.53	5/18/2020	(8)
	2/17/2011	—	2,000	9.98	2/17/2021	(3)
	9/14/2011	—	7,500	5.12	9/14/2021	(3)
	11/15/2011	—	44,500	2.87	11/15/2021	(3)
	2/28/2012	—	50,000	3.39	2/28/2022	(3)
Brian Sullivan	1/09/2003	4,000	—	9.17	1/09/2013
	8/12/2003	6,000	—	12.19	8/12/2013
	3/04/2008	2,000	4,000	12.19	3/04/2018	(7)
	3/09/2009	3,334	6,666	6.52	3/09/2019	(3)
	3/02/2010	—	3,000	9.90	3/02/2020	(3)
	9/14/2011	—	2,500	5.12	9/14/2021	(3)
	11/15/2011	—	5,000	2.87	11/15/2021	(3)

(1)
The option exercise price per share is equal to the NASDAQ closing price of the Company’s Class A Common Stock on the grant date.  However, the option exercise price of certain options were reduced as a result of the March 4, 2008 repricing to $14.19 and for all stock options granted prior to December 24, 2008, all option exercise prices were reduced by $2.00 on December 24, 2008 under the terms of the anti-dilution provisions of the Company’s 1999 Stock Incentive Plan, as a result of a $2.00 special cash dividend paid to stockholders on December 24, 2008.

(2)	Options expire ten years from grant date. Options generally vest over a certain period of time from the grant date, unless otherwise noted.

(3)	Options vest one-third at three, four and five years from grant date.
(4)	Options vest one-third at three, four and five years from January 1, 2011.
(5)	Options vest one-third at five, six and seven years from grant date.
(6)	Options vest 100% at nine years from grant date.
(7)	Options vest one-third at four, five and six years from grant date.
(8)	Options vest 100% at six years from grant date.

Fiscal Year 2012 Option Exercises

There were no exercises of stock options by the named executive officers during the year ended December 31, 2012.

Termination Payments

Upon certain termination events, Mr. S. Nichols may be entitled to payments in accordance with his Employment Agreement as follows:

•
If Mr. S. Nichols’ employment is terminated by reason of his death, then the Company shall pay to his beneficiaries an amount equal to one year of Mr. S. Nichols’ current salary and an EVA Award for the year of death.

•	If Mr. S. Nichols’ employment is terminated by reason of his incapacity, Mr. S. Nichols will receive an amount equal to one year of his current salary and an EVA Award in the first year of incapacity.

•
If Mr. S. Nichols’ employment is terminated for good reason (either (A) any removal of Mr. S. Nichols from his position as President, Chief Executive Officer and Chairman of the Board, except in connection with termination of Mr. S. Nichols’ employment for cause, as defined below, or (B) a reduction in Mr. S. Nichols’ salary or other willful action by the Company which is materially inconsistent with the terms of the Employment Agreement) the Company will pay to Mr. S. Nichols an amount equal to Mr. S. Nichols’ annual salary and EVA Awards that Mr. S. Nichols would have received from the termination date through December 31, 2015.

•
If Mr. S. Nichols’ employment is terminated for cause (either (A) material failure, refusal or gross neglect to perform and discharge his duties or responsibilities, willful action that is materially inconsistent with the terms of the Employment Agreement or a material breach of fiduciary duties, (B) gross and willful misconduct that is materially injurious to the Company or (C) conviction of a felony involving personal dishonesty unless such conviction is reversed in any final appeal) the Company shall pay his full salary through the termination date.

At his current salary and EVA Award level, if Mr. S. Nichols was terminated by his death or incapacity, the termination amount would be equal to $823,499, or 12 monthly payments of $68,625.  If Mr. S. Nichols was terminated for good reason, the termination amount would be equal to $2,545,353, or 36 monthly payments of $70,704.  If terminated for cause, Mr. S. Nichols would be entitled to a pro-rata portion of his salary until the date of termination.

The Company has no agreements with its named executive officers that require payments to be made upon a change-in-control of the Company, and, with the exception of the Employment Agreement, the Company has no agreements or other arrangements with its named executive officers that require payments to be made upon a termination of a named executive officer for any reason.

FISCAL YEAR 2012 DIRECTOR COMPENSATION

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors.  In setting non-employee director compensation, the Company considers the amount of time that Directors spend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board of Directors.  The Company reviews the level of non-employee director compensation on a periodic basis based on a number of different factors, including publicly available information describing director compensation within the footwear industry with particular focus on the industry leader, Nike.  As discussed above in the section “Item 10. Directors, Executive Officers and Corporate Governance - Stock Ownership and Corporate Governance Guidelines,” it is recommend that each director own, no later than December 31, 2010 (or five years after a director first joins the Board of Directors, whichever is later), an amount of Class A Common Stock of the Company equal to four times the cash retainer the Company pays each director for that fiscal year.  At December 31, 2012, none of the non-employee directors met this recommended guideline as a result of a significant decline in the Company’s Class A Common Stock price during recent years.  Employee directors receive no additional compensation for their services as a director.

Remuneration of Directors

During fiscal year 2012, all non-employee directors were paid the following for services on the Board of Directors and its committees:

	Annual Retainer	Regular Quarterly Meeting
Board of Directors	$15,000	$1,600
Lead director	—	800
Audit Committee	3,200	800
Audit Committee Chairman	8,000	—
Compensation Committee	1,600	—
Governance Committee	2,400	—

During fiscal year 2011, the Board of Directors voluntarily reduced their remuneration for service on the Board and its committees by 20% from fiscal year 2010 remuneration and during fiscal year 2012, the Board of Directors voluntarily further reduced their annual retainer an additional 25% from the fiscal year 2011 retainer in an effort to further enhance the Company’s efforts to limit expenses.  All non-employee directors were reimbursed for necessary expenses for attending these meetings.

Stock Option Program

Under the 2009 Stock Incentive Plan, the Company may grant stock options to non-employee directors.  On February 28, 2012, each of Messrs. Feldman, Fine and Louie received an option grant with respect to 75,000 shares of the Company’s Class A Common Stock.  These options vest one-third at three, four and five years from grant date.

Fiscal Year 2012 Director Compensation Table

The following table sets forth information with respect to total compensation paid by the Company during the year ended December 31, 2012 to each member of the Board of Directors.

Name (1)	Fees Earned or Paid in Cash ($)		Option Awards ($) (2)	Total ($)
Lawrence Feldman	$43,000	(3)	$57,507	$100,507
Stephen Fine	31,800	(4)	57,507	89,307
Mark Louie	31,800	(5)	57,507	89,307

(1)
Messrs. S. Nichols and Powlick, both directors of the Company, have been omitted from this table since they receive no compensation for their services as directors.  The compensation received by Messrs. S. Nichols and Powlick as employees of the Company is shown in the Summary Compensation Table, above.

(2)
Represents the aggregate grant date fair value of stock option awards for the year ended December 31, 2012 calculated in accordance with ASC No. 718, “Compensation – Stock Compensation,” which is discussed in Note L in the Company’s Consolidated Financial Statements.  At December 31, 2012, each Director had the following number of options outstanding:  Mr. Feldman – 146,000; Mr. Fine – 146,000 and Mr. Louie – 146,000.

(3)	Mr. Feldman is the Chairman of the Audit Committee and Governance Committee and is also a member of the Compensation Committee.

(4)	Mr. Fine is the Chairman of the Compensation Committee and is also a member of the Audit Committee and the Governance Committee.

(5)	Mr. Louie is a member of the Audit Committee, Compensation Committee and Governance Committee.

COMPENSATION AND STOCK OPTION COMMITTEE REPORT

The Compensation and Stock Option Committee has reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2012 as required by Item 402(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended, with management, and based on such review and discussions, the Compensation and Stock Option Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation and Stock Option Committee

Stephen Fine, Chairman
Lawrence Feldman
Mark Louie

Dated:  February 26, 2013

The above report of the Compensation Committee will not be deemed to be incorporated by reference into any filing by the Company under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates the same by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of K•Swiss are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of December 31, 2012:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by stockholders (1)	3,680,336	$6.76	872,300
Equity compensation plans not approved by stockholders	—	—	—
Total	3,680,336	$6.76	872,300

(1)	Consists of securities remaining available for future issuance under the Company’s 2009 Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company as of February 26, 2013 with respect to the beneficial ownership of the Company’s Common Stock by (i) each stockholder known by the Company to own beneficially more than 5% of the outstanding shares of any class of Common Stock, (ii) each director and director nominee of the Company, (iii) each of the named executive officers (as defined in the “Fiscal Years 2010, 2011 and 2012 Summary Compensation Table” included in “Item 11.  Executive Compensation” above) appearing in the “Fiscal Years 2010, 2011 and 2012 Summary Compensation Table” above, and (iv) all directors and officers as a group.  Except as otherwise indicated below, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

	Class A			Class B
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percent of Class A(3)	Number of Shares Beneficially Owned		Percent of Class B(3)
Directors, nominees and named executive officers:
Steven Nichols (4)	232,294	(5)	0.8%	7,452,162	(6)	92.7%
George Powlick (4)	392,803	(7)	1.4	—		—
Lawrence Feldman (4)	27,560	(8)	0.1	391,132	(9)	4.9
Stephen Fine (4)	41,000	(10)	0.1	—		—
Mark Louie (4)	30,500	(11)	0.1	—		—
David Nichols (4)	320,667	(12)	1.1	63,240	(13)	0.8
Kimberly Scully (4)	46,334	(14)	0.2	—		—
Brian Sullivan (4)	39,067	(15)	0.1	—		—
All Directors and Officers as a Group (10 persons)	1,161,226	(16)	4.1	7,906,534		98.3
Other Principal Stockholders:
Nichols Family Trust (4)	90,200	(17)	0.3	7,388,930	(17)	91.9
FMR LLC	3,320,200	(18)	12.0	—		—
82 Devonshire Street Boston, MA 02109
BlackRock, Inc.	2,317,780	(19)	8.4	—		—
40 East 52nd Street New York, NY 10022
Wallace Capital Management, Inc.	1,664,098	(20)	6.0	—		—
100 Crescent Court, Suite 1190 Dallas, TX 75201

(1)	Unless otherwise indicated, all addresses are c/o K•Swiss Inc., 31248 Oak Crest Drive, Westlake Village, California 91361.

(2)
If shares of Class B Common Stock are owned by the named person or group, the number of shares reflected in this column excludes shares of Class B Common Stock convertible into a corresponding number of shares of Class A Common Stock.

(3)
Percentages are calculated based on the total number of shares of Class A Common Stock outstanding (27,567,971) and on the total number of shares of Class B Common Stock outstanding (8,039,524) as of February 26, 2013, plus, where applicable, shares issuable to the person or entity being reported upon the exercise of options within sixty days after February 26, 2013.  Percentages do not include 2,421,617 shares of Class A Common Stock held by the Company as treasury shares as of February 26, 2013.

(4)
The stockholder is party to that certain Support Agreement, dated as of January 16, 2013 (the “Support Agreement”), by and among the stockholders party thereto, E-Land World Limited (“E-Land”) and Ian Acquisition Sub, Inc. (“Merger Sub”).  Pursuant to the Support Agreement, the stockholder has agreed to, among other things, vote all of its shares of Class A Common Stock and Class B Common Stock (now or hereafter owned) in favor of approving and adopting the Merger Agreement, dated as of January 16, 2013 (the “Merger Agreement”), by and among the Company, E-Land and Merger Sub, and against any other acquisition proposals.  In addition, the stockholder has granted E-Land an irrevocable proxy to vote its shares of Class A Common Stock in accordance with the terms of the Support Agreement and has agreed, subject to limited exceptions, not to transfer any shares of Company Common Stock owned by it, other than in accordance with the Merger Agreement.

(5)
Consists of 90,200 shares of Class A Common Stock, which are held by the Nichols Family Trust, of which Steven Nichols is a co-trustee, 1,427 shares of Class A Common Stock, which are held by a charitable foundation, of which Steven Nichols is a co-trustee and options to acquire 140,667 shares of Class A Common Stock, which options are exercisable within sixty days after February 26, 2013.  Steven Nichols in his capacity as co-trustee of the Nichols Family Trust and the charitable foundation, exercises sole power to vote and dispose of shares held by the Nichols Family Trust and the charitable foundation.  The shares held by the Nichols Family Trust are also shown as beneficially owned by the Nichols Family Trust.

(6)
Consists of 63,232 shares of Class B Common Stock, which are held by a trust, of which Steven Nichols is the trustee, for the benefit of a related individual and 7,388,930 shares of Class B Common Stock, which are held by the Nichols Family Trust, of which Steven Nichols is a co-trustee.  Steven Nichols in his capacity as co-trustee of the Nichols Family Trust, exercises sole power to vote and dispose of shares held by the Nichols Family Trust.  The shares held by the Nichols Family Trust are also shown as beneficially owned by the Nichols Family Trust.

(7)	Includes options to acquire 195,667 shares of Class A Common Stock, which options are exercisable within sixty days after February 26, 2013.

(8)	Includes options to acquire 21,000 shares of Class A Common Stock, which options are exercisable within sixty days after February 26, 2013.

(9)
Consists of 243,504 shares of Class B Common Stock, which are held by the David Nichols Investment Trust, of which Lawrence Feldman and his wife are co-trustees, and 147,628 shares of Class B Common Stock, which are held by a trust, of which Lawrence Feldman and his wife are co-trustees, for the benefit of an unrelated individual.  As co-trustees of these trusts, Lawrence Feldman and his wife share voting and investment power with respect to the shares held by the trusts.

(10)	Includes options to acquire 21,000 shares of Class A Common Stock, which options are exercisable within sixty days after February 26, 2013.

(11)
Includes options to acquire 21,000 shares of Class A Common Stock, which options are exercisable within sixty days after February 26, 2013.  Some or all of the shares of Class A Common Stock held by Mr. Louie may be included in a margin account.

(12)	Consists of options to acquire 320,667 shares of Class A Common Stock, which options are exercisable within sixty days after February 26, 2013.

(13)
Such shares are held by a trust, of which David Nichols is the trustee, for the benefit of a related individual.  As trustee of the trust, David Nichols has sole voting and investment power with respect to the shares held by the trust.

(14)	Consists of options to acquire 46,334 shares of Class A Common Stock, which options are exercisable within sixty days after February 26, 2013.

(15)	Includes options to acquire 17,667 shares of Class A Common Stock, which options are exercisable within sixty days after February 26, 2013.

(16)	Includes options to acquire 815,003 shares of Class A Common Stock, which options are exercisable within sixty days after February 26, 2013.

(17)
Steven Nichols as co-trustee of the Nichols Family Trust, exercises sole power to vote and dispose of shares held by the Nichols Family Trust.  Such shares are also shown as beneficially owned by Mr. Nichols.

(18)
Based solely upon information contained in a Schedule 13G, as amended, filed with the Securities and Exchange Commission on February 14, 2012.  According to the information contained in the Schedule 13G filing, as amended, FMR LLC has the sole power to vote or direct the vote with respect to 810,200 shares of the Company’s Class A Common Stock and the sole power to dispose or direct the disposition of 3,320,200 shares of the Company’s Class A Common Stock.

(19)	Based solely upon information contained in a Schedule 13G, as amended, filed with the Securities and Exchange Commission on February 1, 2013.

(20)	Based solely upon information contained in a Schedule 13G, as amended, filed with the Securities and Exchange Commission on February 14, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Board of Directors Committees

           The information set forth in Item 10 under “Independence of the Board of Directors” is incorporated herein by reference.

Corporate Governance and Nominating Committee Report

The Board of Directors has adopted a written charter for the Corporate Governance and Nominating Committee (“Governance Committee”), which is available on K•Swiss’ website at www.kswiss.com.  The purpose of the Governance Committee, among other things, is to identify individuals qualified to become the directors elected by the holders of Class A Common Stock (consistent with criteria approved by the Board of Directors), recommend to the Board of Directors director candidates to be elected by the holders of Class A Common Stock for election at the annual meeting of stockholders, develop and recommend to the Board of Directors a set of corporate governance principles and perform a leadership role in shaping the Company’s corporate governance.

The Governance Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for outside counsel, experts and other advisors as the Governance Committee deems appropriate to assist it in the performance of its functions.

The Governance Committee utilizes a variety of methods for identifying and evaluating nominees.  Its general policy is to assess the appropriate size of the Board of Directors, and whether any vacancies are expected due to retirement or otherwise.  In the event that vacancies of the directors to be elected by the holders of Class A Common Stock are anticipated, or otherwise arise, the Governance Committee considers various potential candidates to fill such vacancies.  Candidates may come to the attention of the Governance Committee through its current members, stockholders or other persons.  These candidates are evaluated at regular or special meetings, and may be considered at any point during the year.  The Board of Directors considers properly submitted stockholder nominations for candidacy.

In evaluating stockholder nominations, like all nominations, the Governance Committee considers a variety of criteria, including independence, financial literacy, personal and professional accomplishments, and experience in light of the needs of the Company.  While the Governance Committee does not have a formal policy with respect to diversity, it also considers the diversity of the Board when considering director nominees.  Any stockholder nominations proposed for consideration by the Governance Committee should include the nominee’s name and qualifications for Board of Director membership and should be addressed to the Corporate Governance and Nominating Committee, c/o K•Swiss Inc., 31248 Oak Crest Drive, Westlake Village, California  91361, Attention:  George Powlick, Secretary.  Stockholder nominations must be proposed in accordance with the Company’s Second Amended and Restated Bylaws.  Following verification of the stockholder status of persons recommending candidates to the Governance Committee, recommendations are aggregated and considered by the Governance Committee at a regularly scheduled or special meeting.  If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials will be forwarded to the Governance Committee.

Corporate Governance and Nominating Committee

Lawrence Feldman, Chairman
Stephen Fine
Mark Louie

Dated:  February 26, 2013

Compensation Committee Interlocks and Insider Participation

During fiscal year 2012, Messrs. Feldman, Fine and Louie comprised the Compensation Committee and each are “independent” and have never served as a present or former employee of the Company.  No member of the Compensation Committee has any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.  No executive officer of the Company serves as a member of the Board of Directors or compensation committee of another company that has one or more executive officers serving on the Company’s Compensation Committee.

Audit Committee Report

The Board of Directors has adopted a written charter for the Audit Committee, which is available on K•Swiss’ website at www.kswiss.com.  The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors.  Management has the primary responsibility for the financial statements and the reporting process including the internal control system.  The Audit Committee has reviewed and discussed the audited financial statements with management.

The Audit Committee discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, including their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards.  In addition, the Audit Committee has received from the independent registered public accounting firm the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and discussed with the independent registered public accounting firm its independence from the Company and its management.  The Audit Committee also considered whether the non-audit services provided by its independent registered public accounting firm during the last fiscal year were compatible with maintaining the accounting firm’s independence.

The Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for their audits.  The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board of Directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the Securities and Exchange Commission.

Audit Committee

Lawrence Feldman, Chairman
Stephen Fine
Mark Louie

Dated:  February 26, 2013

Related Party Transactions

Certain Transactions

David Nichols, Executive Vice President, is the son of Steven Nichols, President, Chief Executive Officer and Chairman of the Board of Directors of the Company.  David Nichols has held various other positions with the Company since joining the Company in November 1995, including Executive Vice President of K•Swiss Sales Corp., President of K•Swiss Europe BV and President of K•Swiss Direct Inc.

Steven Nichols is the Chairman of the Board, President and sole member of the 324 Foundation, a California nonprofit public benefit corporation, which makes contributions to Section 501(c)(3) educational and charitable organizations.  George Powlick and David Nichols are also directors of the 324 Foundation.  K•Swiss did not contribute to the 324 Foundation for the years ended December 31, 2010, 2011 and 2012.

Related Party Transactions Policy

The Audit Committee, among its other duties and responsibilities, reviews and monitors all related party transactions and adopted, in February 2007, the Company’s “Related Party Transaction Policies and Procedures” (the “Policy”).  The Board of Directors has delegated to the Chairman of the Audit Committee the authority to pre-approve or ratify (as applicable) any transaction with a related party in which the aggregate amount involved is expected to be less than $100,000.  Pursuant to the Policy, a summary of each new transaction pre-approved by the Chairman of the Audit Committee is required to be provided to the Audit Committee for review at its next regularly scheduled meeting.  Under the Policy, for transactions with a related party in which the aggregate amount involved is expected to exceed $100,000, the Audit Committee will assess, among factors it deems appropriate, whether the transaction is on terms no more favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.  The Audit Committee is responsible for reviewing all related party transactions on a continuing basis and potential conflict of interest situations where appropriate.  No director is permitted to participate in any discussion or approval of a transaction for which the director is a related party, except that such director is required to provide all material information concerning the transaction to the Audit Committee.  During fiscal year 2012, there were no related party transactions.

Item 14.  Principal Accounting Fees and Services

The appointment of the Company’s independent registered public accounting firm is approved annually by the Audit Committee of the Board of Directors.  Grant Thornton LLP has been selected as the Company’s independent registered public accounting firm by the Audit Committee for fiscal year 2013.  In making this selection, the Audit Committee reviewed the audit scope and estimated audit fees for the coming year, as well as the professional services described below and the possible effect of such services on the independence of the firm.

Grant Thornton LLP was the Company’s independent registered public accounting firm for fiscal year 2012.  During fiscal year 2012, the Company also engaged Grant Thornton LLP to render certain non-audit professional services involving general consultations, as further described below.

Each professional service performed by Grant Thornton LLP during fiscal year 2012 was reviewed, and the possible effect of such service on the independence of the firm was considered, by the Audit Committee.  Additionally, the Audit Committee requires the rotation of its independent registered public accounting firm’s audit partners as required by the Sarbanes-Oxley Act and the related rules of the Securities and Exchange Commission.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted policies and procedures for pre-approving all audit services, audit-related services, tax services and non-audit services performed by Grant Thornton LLP.  Specifically, the Audit Committee has pre-approved the use of Grant Thornton LLP for detailed, specific types of services within the following categories: annual audits, quarterly reviews and statutory audits, preparation of certain international corporate tax returns, regulatory implementation and compliance and risk assessment guidance.  In each case, the Audit Committee has also set specific annual ranges or limits on the amount of each category of services which the Company would obtain from Grant Thornton LLP.  These limits and amounts are established annually by the Audit Committee.  Any proposed services exceeding these levels or amounts require specific pre-approval by the Audit Committee.  The Audit Committee has designated the Company’s Corporate Controller to monitor the performance of all services provided by the independent registered public accounting firm, to determine whether such services are in compliance with the Company’s pre-approval policies and procedures and to report to the Audit Committee on a periodic basis on the results of its monitoring.  All audit, audit-related, tax and other non-audit services described below were pre-approved pursuant to this policy.

Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee, with the ratification of the Company’s stockholders, engaged Grant Thornton LLP to perform an annual audit of the Company’s financial statements for the years ended December 31, 2012 and 2011.  The following table sets forth fees for services Grant Thornton LLP provided for the years ended December 31, 2012 and 2011:

	2012	2011
Audit fees (1)	$606,200	$594,200
Audit-related fees (2)	22,800	31,900
Tax fees (3)	7,000	7,600
All other fees (4)	—	—
Total	$636,000	$633,700

(1)
Represents fees for audit services, including fees associated with the annual audit, the reviews of the Company’s quarterly financial statements, statutory audits required internationally and Sarbanes-Oxley internal control attestation.

(2)
Represents fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements or that are traditionally performed by the independent registered public accounting firm that are not included in Audit fees.

(3)	Represents fees for tax compliance.

(4)	Represents fees for all other services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                  Financial Statements

(b)                   Exhibits

2.1
Agreement and Plan of Merger, dated as of January 16, 2013, by and among K•Swiss Inc., E-Land World Limited and Ian Acquisition Sub, Inc. (incorporated by reference to exhibit 2.1 to the Registrant’s Form 8-K filed with the S.E.C. on January 17, 2013)

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

10.26
Share Purchase and Shareholders’ Rights Agreement, dated as of May 16, 2008 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.27
Assignment and Assumption Agreement, dated as of March 28, 2008, by and between Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on May 22, 2008)

10.28
Amendment No. 1 to Share Purchase and Shareholders’ Rights Agreement, dated June 2, 2009 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on June 4, 2009)

10.29
Amendment No. 2 to Share Purchase and Shareholders’ Rights Agreement, dated May 1, 2010 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010)

10.30
Amendment No. 3 to Share Purchase and Shareholders’ Rights Agreement, dated July 9, 2012 by and among Christophe Mortemousque, Palladium SAS and K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on July 12, 2012)

10.31
Credit Agreement dated April 25, 2012 between K•Swiss Inc., K•Swiss Sales Corp. and K•Swiss Direct Inc. and Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on April 30, 2012)

10.32
Guaranty and Security Agreement, dated as of April 25, 2012, among the persons listed on the signature pages thereto as “Grantors” and those additional entities that thereafter become parties thereto by executing a Joinder thereto, and Wells Fargo Bank, National Association, in its capacity as administrative agent for the Lender Group and Bank Product Providers (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on April 30, 2012)

10.33
Irrevocable Standby Letter of Credit, dated January 16, 2013, issued by Kookmin Bank, New York Branch, for the benefit of K•Swiss Inc. (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed with the S.E.C. on January 17, 2013)

10.34	K•Swiss Inc. Retention Bonus Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K filed with the S.E.C. on January 17, 2013)

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

99.1
Support Agreement, dated as of January 16, 2013, by and among the stockholders listed on Schedule A attached thereto, E-Land World Limited and Ian Acquisition Sub, Inc. (incorporated by reference to exhibit 99.2 to the Registrant’s Form 8-K filed with the S.E.C. on January 17, 2013)

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

(c)                   Schedules

Page

Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts	101

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

K•Swiss Inc.

By	/s/George Powlick
George Powlick
Vice President of Finance, Chief Administrative
Officer and Chief Financial Officer

February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Nichols	Chairman of the Board, President	February 26, 2013
Steven Nichols	and Chief Executive Officer

/s/ George Powlick	Vice President of Finance, Chief	February 26, 2013
George Powlick	Administrative Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Director

/s/ Lawrence Feldman	Director	February 26, 2013
Lawrence Feldman

/s/ Stephen Fine	Director	February 26, 2013
Stephen Fine

/s/ Mark Louie	Director	February 26, 2013
Mark Louie

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A		Column B	Column C		Column D	Column E
			Additions
Description		(1) Balance at beginning of period	(1) Charged to expenses	(1) Charged to other accounts	(1) Write-offs and deductions, net	(1) Balance at end of period
Allowance for bad debts	(2012)	$1,678	$481	$0	$(445)	$1,714
	(2011)	1,780	619	0	(721)	1,678
	(2010)	2,162	691	0	(1,073)	1,780

Allowance for inventories	(2012)	$7,227	$8,285	$0	$(7,354)	$8,158
	(2011)	4,747	9,356	0	(6,876)	7,227
	(2010)	4,859	3,028	0	(3,140)	4,747

Allowance for sales returns	(2012)	$2,414	$7,434	$0	$(7,650)	$2,198
	(2011)	1,388	7,424	0	(6,398)	2,414
	(2010)	1,198	6,760	0	(6,570)	1,388

(1)           Includes activity related to the Form Athletics brand for 2011 and 2010.

EXHIBIT INDEX

Exhibit

21	Subsidiaries of K•Swiss Inc.

23	Consent of Grant Thornton LLP

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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